Form 10-Q
period 2000-04-01
MOLDFLOW CORP
filed 2000-05-12
CIK 1103234

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 1, 2000
                       COMMISSION FILE NUMBER: 000-30027

                            ------------------------

                              MOLDFLOW CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-3406763
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                    91 HARTWELL AVENUE, LEXINGTON, MA 02421
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (781) 674-0085
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

    There were 9,269,547 shares of our common stock, par value $0.01, outstanding on May 4, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 1, 2000

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
Part I--FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Consolidated Balance Sheets as of April 1,
      2000 and June 30, 1999................................       3

      Condensed Consolidated Statements of Income for the
      three months ended April 1, 2000 and April 3, 1999 and
      for the nine months ended April 1, 2000 and April 3,
      1999..................................................       4

      Condensed Consolidated Statements of Cash Flows for
      the nine months ended April 1, 2000 and April 3,
      1999..................................................       5

      Notes to Condensed Consolidated Financial
      Statements............................................       6

Item 2. Management's Discussion and Analysis of Financial
  Condition and

      Results of Operations.................................      10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................      18

Part II--OTHER INFORMATION

Item 1. Legal Proceedings...................................      19

Item 2. Changes in Securities and Use of Proceeds...........      19

Item 4. Submission of Matters to a Vote of Securities
  Holders...................................................      20

Item 6. Exhibits and Reports on Form 8-K....................      21

Signatures..................................................      22

Exhibit Index...............................................      23

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              MOLDFLOW CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              APRIL 1,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets
  Cash and cash equivalents.................................  $39,740    $ 1,240
  Accounts receivable, net..................................    5,815      4,444
  Prepaid expenses and other current assets.................    1,424        906
                                                              -------    -------
    Total current assets....................................   46,979      6,590
Fixed assets, net...........................................    2,979      3,110
Investments.................................................    4,330         67
Other assets................................................      297        480
                                                              -------    -------
  Total assets..............................................  $54,585    $10,247
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt obligations..................................  $ 1,344    $ 1,023
  Accounts payable..........................................    1,775      1,422
  Accrued expenses..........................................    4,735      2,835
  Deferred revenue..........................................    4,022      3,418
                                                              -------    -------
    Total current liabilities...............................   11,876      8,698
Other long-term liabilities.................................       40        279
                                                              -------    -------
    Total liabilities.......................................   11,916      8,977
                                                              -------    -------
Stockholders' equity:
  Convertible preferred stock...............................       --     12,366
  Common stock..............................................       91          6
  Additional paid-in capital................................   47,026          5
  Accumulated deficit.......................................   (9,130)   (11,713)
  Accumulated other comprehensive income....................    4,682        606
                                                              -------    -------
    Total stockholders' equity..............................   42,669      1,270
                                                              -------    -------
    Total liabilities and stockholders' equity..............  $54,585    $10,247
                                                              =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          ----------------------      -------------------
                                                          APRIL 1,      APRIL 3,      APRIL 1,   APRIL 3,
                                                            2000          1999          2000       1999
                                                          --------      --------      --------   --------
Revenue:
  Software licenses.....................................   $4,594        $3,555       $11,245    $ 8,830
  Services..............................................    2,489         1,845         7,342      5,814
                                                           ------        ------       -------    -------
    Total revenue.......................................    7,083         5,400        18,587     14,644
                                                           ------        ------       -------    -------
Costs and expenses:
  Cost of software licenses revenue.....................      163           116           485        284
  Cost of services revenue..............................      233           363           724        968
  Research and development..............................      939         1,031         2,648      2,785
  Selling and marketing.................................    3,363         2,526         9,174      7,141
  General and administrative............................    1,244         1,065         3,521      2,800
  Litigation............................................      255           150           785        150
                                                           ------        ------       -------    -------
    Total operating expenses............................    6,197         5,251        17,337     14,128
                                                           ------        ------       -------    -------

Income from operations..................................      886           149         1,250        516
Interest income (expense), net..........................      (16)            8           (54)       (77)
Other income (loss), net................................    1,703           (19)        1,638        (41)
                                                           ------        ------       -------    -------
    Income before income taxes..........................    2,573           138         2,834        398
Provision for income taxes..............................      423            62           251        119
                                                           ------        ------       -------    -------
    Net income..........................................   $2,150        $   76       $ 2,583    $   279
                                                           ======        ======       =======    =======

Net income per common share:
    Basic...............................................   $ 2.69        $ 0.25       $  5.06    $  1.13
    Diluted.............................................   $ 0.33        $ 0.01       $  0.40    $  0.05
Shares used in computing net income per common share:
    Basic...............................................      800           304           510        246
    Diluted.............................................    6,532         6,173         6,383      5,992

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                              -------------------
                                                              APRIL 1,   APRIL 3,
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 2,583    $   279
  Adjustments to reconcile to net cash provided by (used in)
    operating activities:
    Gain on sale of long term investment....................   (1,744)        --
    Loss on disposal of fixed assets........................       40         18
    Depreciation and amortization...........................      567        672
    Provision for doubtful accounts.........................       13         18
    Foreign exchange losses.................................       42        141
    Changes in assets and liabilities:
      Accounts receivable...................................   (1,452)      (738)
      Prepaid expenses, other current assets and
        inventories.........................................     (567)       211
      Accounts payable......................................      411        186
      Accrued expenses......................................    1,769     (1,229)
      Deferred revenue......................................      607        383
      Other assets..........................................     (241)      (131)
                                                              -------    -------
        Net cash provided by (used in) operating
          activities........................................    2,028       (190)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................     (519)      (818)
  Proceeds from sale of long term investment................    1,779         --
  Proceeds from fixed asset disposals.......................        4          9
                                                              -------    -------
        Net cash provided by (used in) investing
          activities........................................    1,264       (809)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on bank notes payable..........................    1,450        605
  Payments on bank notes payable............................   (1,010)      (109)
  Payments on capital lease obligations.....................     (117)      (174)
  Proceeds from issuance of common stock....................   34,729          1
                                                              -------    -------
        Net cash provided by financing activities...........   35,052        323
                                                              -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      156         26
                                                              -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   38,500       (650)
Cash and cash equivalents, beginning of period..............    1,240      1,700
                                                              -------    -------
Cash and cash equivalents, end of period....................  $39,740    $ 1,050
                                                              =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

    Moldflow Corporation ("Moldflow" or the "Company") was incorporated in Delaware, USA in January 1997 as the successor corporation to Moldflow International Pty. Ltd., an Australian corporation. The Company was formed to design, develop, manufacture and market computer software applications for the design, engineering and manufacture of injection molded plastic parts and, as such, revenues are derived from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

    The accompanying unaudited consolidated financial statements include the accounts of Moldflow Corporation and its wholly owned subsidiaries. The consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-95289). The June 30, 1999 consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended April 1, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2. NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including convertible preferred stock, restricted stock, options and warrants. The dilutive effect of options and warrants to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period. The following table presents the calculation for both basic and diluted net income per common share:

                              MOLDFLOW CORPORATION

2. NET INCOME PER COMMON SHARE (CONTINUED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                              -------------------   -------------------
                                                              APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income..................................................   $2,150     $   76     $2,583     $  279
                                                               ======     ======     ======     ======
Weighted average shares used in computing net income per
  common share-basic........................................      800        304        510        246
                                                               ------     ------     ------     ------
Effect of dilutive securities:
  Restricted stock..........................................      145        247        175        213
  Stock options and warrants................................      343        133        291         93
  Convertible preferred stock...............................    5,244      5,489      5,407      5,440
                                                               ------     ------     ------     ------
    Dilutive potential common shares........................    5,732      5,869      5,873      5,746
                                                               ------     ------     ------     ------
Weighted average shares used in computing net income per
  common share-diluted......................................    6,532      6,173      6,383      5,992
                                                               ======     ======     ======     ======

Net income per common share-basic...........................   $ 2.69     $ 0.25     $ 5.06     $ 1.13
Net income per common share-diluted.........................   $ 0.33     $ 0.01     $ 0.40     $ 0.05

3. CAPITAL STOCK

    The Board of Directors and stockholders approved a 2.4-to-1 reverse stock split of the Company's common stock which became effective on March 23, 2000. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect this reverse stock split.

    During the quarter, the Moldflow Corporation 2000 Stock Option and Incentive Plan and the Moldflow Corporation Employee Stock Purchase Plan were approved by the Board of Directors and stockholders. Under these plans, the Company may grant up to 2,000,000 shares of common stock and 500,000 shares of common stock, respectively.

    On March 27, 2000, all outstanding shares of convertible preferred stock automatically converted to shares of common stock.

    On March 31, 2000, the Company completed an initial public offering of common stock, which resulted in the issuance of 3,000,000 shares of common stock. Proceeds to the Company, net of underwriting discount and costs of the offering, were $34.7 million. Additionally, on March 31, 2000, the authorized capital stock of the Company was increased to 60,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.01 per share.

4. INVESTMENTS

    In January 2000, the Company sold a portion of its minority investment in an Indian software company, as a selling shareholder in that company's initial public offering of common stock in India. This sale resulted in a realized gain to the Company of $1.7 million, which was recorded as other income. At April 1, 2000, the Company's remaining investment has been categorized as long-term

                              MOLDFLOW CORPORATION

4. INVESTMENTS (CONTINUED)
available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the investment is carried at fair market value, with unrealized holding gains recorded as a component of other comprehensive income in stockholders' equity.

5. COMPREHENSIVE INCOME

    As required, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" on July 1, 1998. Under SFAS No. 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income for the three and nine month periods ended April 1, 2000 includes an unrealized holding gain on the Company's minority investment in an Indian software company. It is management's opinion that this unrealized gain is subject to a number of risks, including the risk that there may not be an active trading market for the remaining shares, currency fluctuation, foreign exchange controls imposed by foreign governments, and other potential risks that may cause this gain to never be fully realized. The following table presents the calculation of comprehensive income:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                              -------------------   -------------------
                                                              APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Net income..................................................   $2,150     $   76     $2,583     $  279

Other comprehensive income (loss):
  Unrealized holding gain on investment.....................    4,298         --      4,298         --
  Foreign currency translation adjustment...................     (257)       205       (222)      (139)
                                                               ------     ------     ------     ------

  Other comprehensive income (loss).........................    4,041        205      4,076       (139)

Comprehensive income........................................   $6,191     $  281     $6,659     $  140
                                                               ======     ======     ======     ======

                              MOLDFLOW CORPORATION

6. SEGMENT AND GEOGRAPHIC INFORMATION

    The following table presents the Company's revenues and net fixed assets by geographic segment:

                                                               THREE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                            -------------------   -------------------
                                                            APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
                                                                         (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
  Asia/Australia
    Software licenses.....................................   $1,814     $1,014    $ 3,685    $ 1,903
    Services..............................................      704        450      2,021      1,338
                                                             ------     ------    -------    -------
      Total Asia/Australia................................    2,518      1,464      5,706      3,241
                                                             ------     ------    -------    -------
  USA
    Software licenses.....................................      877      1,064      2,917      2,816
    Services..............................................      880        693      2,525      2,313
                                                             ------     ------    -------    -------
      Total USA...........................................    1,757      1,757      5,442      5,129
                                                             ------     ------    -------    -------
  Europe
    Software licenses.....................................    1,903      1,478      4,643      4,111
    Services..............................................      905        701      2,796      2,163
                                                             ------     ------    -------    -------
      Total Europe........................................    2,808      2,179      7,439      6,274
                                                             ------     ------    -------    -------
  Consolidated
    Software licenses.....................................    4,594      3,556     11,245      8,830
    Services..............................................    2,489      1,844      7,342      5,814
                                                             ------     ------    -------    -------
      Total Consolidated..................................   $7,083     $5,400    $18,587    $14,644
                                                             ======     ======    =======    =======

FIXED ASSETS, NET (AS OF PERIOD END):
  Asia/Australia..........................................   $2,322     $2,236    $ 2,322    $ 2,236
  USA.....................................................      318        404        318        404
  Europe..................................................      339        386        339        386
                                                             ------     ------    -------    -------
      Total Consolidated..................................   $2,979     $3,026    $ 2,979    $ 3,026
                                                             ======     ======    =======    =======

7. SUBSEQUENT EVENTS

    On April 13, 2000, the Company completed the acquisition of Advanced CAE Technology, Inc., which does business as "C-Mold." The purchase price, including transaction costs, was $11.2 million in cash.

    On April 13, 2000, the underwriters of the Company's initial public offering exercised their option to purchase an additional 450,000 shares of common stock, of which 181,656 shares were issued by the Company. The proceeds to the Company, net of underwriting discount, were $2.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Important Factors That May Affect Future Results" beginning on page 16 and the factors discussed under the caption "Risk Factors" in our final prospectus dated
March 27, 2000, as filed with the Securities and Exchange Commission. Readers should not place undue reliance on our forward-looking statements, and the Company assumes no obligation to update any forward-looking statements.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the plastics industry, and more specifically, for the design and manufacture of plastic injection molded parts. Our products allow a product designer or engineer to simulate the manufacture of a plastic part to determine and maintain the optimal part design and manufacturing conditions throughout the manufacturing process.

    We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. Prior to June 1997, our products consisted solely of our Moldflow Plastics Insight (MPI) series for in-depth mold design. Since then, we have introduced two new product lines. Our Moldflow Plastics Adviser (MPA) Series for part design and high-level mold design was introduced in fiscal 1997 and our Moldflow Plastics Xpert (MPX) Series for production set-up and production monitoring was introduced in fiscal 1999. We have also introduced additional modules of our MPI product series since June 1997.

    We sell our products and services internationally through our direct sales operations in twelve countries. In addition, we sell through a network of distributors and value-added resellers, and through distribution arrangements with developers of other design software products.

    We generate revenue from two principal sources:

    - license fees for our packaged software products, and

    - services revenue derived from maintenance and support services related to our software products, consulting, training and material testing.

    In February 2000, the Company signed a definitive agreement to acquire Advanced CAE Technologies, Inc., which does business as "C-Mold", for $11.0 million in cash. The acquisition, which will be accounted for using the purchase method of accounting, was completed on April 13, 2000.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                              -------------------   -------------------
                                                              APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenue:
  Software licenses.........................................    64.9%      65.8%      60.5%      60.3%
  Services..................................................    35.1       34.2       39.5       39.7
                                                               -----      -----      -----      -----
    Total revenue...........................................   100.0      100.0      100.0      100.0
                                                               -----      -----      -----      -----
Costs and expenses:
  Cost of software licenses revenue.........................     2.3        2.1        2.6        1.9
  Cost of services revenue..................................     3.3        6.7        3.9        6.6
  Research and development..................................    13.3       19.1       14.2       19.0
  Selling and marketing.....................................    47.5       46.8       49.4       48.8
  General and administrative................................    17.6       19.7       18.9       19.1
  Litigation................................................     3.6        2.8        4.2        1.0
                                                               -----      -----      -----      -----
    Total operating expenses................................    87.6       97.2       93.2       96.4
                                                               -----      -----      -----      -----
Income from operations......................................    12.4        2.8        6.8        3.6

Interest income (expense), net..............................    (0.2)       0.1       (0.3)      (0.5)
Other income (loss), net....................................    24.2       (0.4)       8.8       (0.4)
                                                               -----      -----      -----      -----
    Income before income taxes..............................    36.4        2.5       15.3        2.7
Provision for income taxes..................................     6.0        1.1        1.4        0.8
                                                               -----      -----      -----      -----
    Net income..............................................    30.4%       1.4%      13.9%       1.9%
                                                               =====      =====      =====      =====

THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

    REVENUE. Total revenue increased by 31%, or $1.7 million, to $7.1 million for the three months ended April 1, 2000, from $5.4 million for the three months ended April 3, 1999. In the same period, software licenses revenue increased by 29%, or $1.0 million, to $4.6 million. The increase in software licenses revenue was primarily attributable to an increase in the number of our direct sales force and increased levels of customer demand, particularly in Japan and Korea. Revenue from software licenses accounted for 65% of total revenue during the three-month period ended April 1, 2000, compared to 66% during the three-month period ended April 3, 1999. Services revenue increased by 35%, or $644,000, to $2.5 million for the three months ended April 1, 2000 from $1.8 million for the three-month period ended April 3, 1999. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in 1999 and the current fiscal year. No customer accounted for more than 10% of the total revenue during the three-month periods ended April 1, 2000 and April 3, 1999.

    COST OF REVENUE. The cost of software licenses revenue increased 41%, or $47,000, to $163,000 for the three months ended April 1, 2000 from $116,000 for the three months ended April 3, 1999. This increase was primarily attributable to increased personnel costs. The cost of services revenue decreased 36%, or $130,000 from $363,000 for the three months ended April 3, 1999 to $233,000 for the three months ended April 1, 2000. This decrease resulted from the continued redirection of field technical personnel from largely passive roles of customer hotline and maintenance services to active field roles in pre-sales and customer retention programs, which costs are included in selling and marketing.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 9%, or $92,000, to $939,000 for the three months ended April 1, 2000 from $1.0 million for the three months ended April 3, 1999. This decrease was attributable to lower costs incurred for development tools and travel expenses.

    SELLING AND MARKETING. Selling and marketing expenses increased 33%, or $837,000, to $3.4 million for the three months ended April 1, 2000 from $2.5 million for the three months ended April 3, 1999. This growth was due principally to the continued redirection of field technical personnel to pre-sales support roles. To a lesser extent, the increase was due to an increase in the number of the direct sales force, an increase in sales commissions and an increase in spending for promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 17%, or $179,000, to $1.2 million for the three months ended April 1, 2000 from $1.1 million for the three months ended April 3, 1999. This resulted from the additional accounting and stockholder communication costs incurred as a result of our becoming a public company. To a lesser extent, this increase was due to increased management compensation expenses related to operating performance.

    LITIGATION. Litigation expenses increased 70%, or $105,000, to $255,000 for the three months ended April 1, 2000 from $150,000 for the three months ended April 3, 1999. These litigation expenses consisted of legal costs incurred to pursue our claims regarding theft of our trade secrets and to defend against counterclaims. The litigation was suspended during the period, and upon the closing of our acquisition of C-Mold, all related claims were dismissed. As a result, we anticipate no further significant litigation costs to be incurred in connection with this action.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net decreased 300%, or $24,000, to a net expense of $16,000 in the three months ended
April 1, 2000 from net income of $8,000 for the three months ended April 3, 1999. In 1999, the Company had been receiving interest payments on restricted cash balances.

    OTHER INCOME (LOSS), NET. Other income (loss), net increased $1.7 million, to $1.7 million in the three months ended April 1, 2000 from a loss of $19,000 for the three months ended April 3, 1999. This increase was due to a realized gain on the sale of a portion of our minority investment in a software company in connection with that company's initial public offering in India in March 2000.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased 582%, or $361,000, to $423,000 in the three months ended April 1, 2000 from $62,000 for the three months ended April 3, 1999. This increase was due primarily to the tax impact from the gain realized on the sale of an investment noted above.

NINE MONTHS ENDED APRIL 1, 2000 COMPARED TO NINE MONTHS ENDED APRIL 3, 1999

    REVENUE. Total revenue increased by 27%, or $3.9 million, to $18.6 million for the nine months ended April 1, 2000, from $14.6 million for the nine months ended April 3, 1999. In the same period, software licenses revenue increased by 27%, or $2.4 million, to $11.2 million. The increase in software licenses revenue was primarily attributable to an increase in sales, resulting from an increase in the number of our direct sales force and to an increase in customer demand, resulting in part, from the improvement in the economic conditions in Asia. Revenue from software licenses accounted for 60% of total revenue during the nine-month period ended April 1, 2000. This is relatively unchanged compared to the corresponding period ended April 3, 1999. Services revenue increased by 26%, or $1.5 million, to $7.3 million for the nine months ended April 1, 2000 from $5.8 million for the nine-month period ended April 3, 1999. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in 1999 and the current fiscal year. No customer accounted for 10% or more of the total revenue during the nine-month period ended April 1, 2000 and one customer accounted for 10% of total revenue during the nine-month period ended April 3, 1999.

    COST OF REVENUE. The cost of software licenses revenue increased 71%, or $201,000, to $485,000 for the nine months ended April 1, 2000 from $284,000 for the nine months ended April 3, 1999. This increase was primarily attributable to increased personnel costs. The cost of services revenue decreased 25%, or $244,000 from $968,000 for the nine months ended April 3, 1999 to $724,000 for the nine months ended April 1, 2000. This decrease resulted from the strategic redirection of field technical personnel from largely passive roles of customer hotline and maintenance services to active field roles in pre-sales and customer retention programs, which costs are included in selling and marketing.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 5%, or $137,000, to $2.6 million for the nine months ended April 1, 2000 from $2.8 million for the nine months ended April 3, 1999. This decrease was attributable to lower costs incurred for development tools, research sponsorships and travel expenses.

    SELLING AND MARKETING. Selling and marketing expenses increased 28%, or $2.1 million, to $9.2 million for the nine months ended April 1, 2000 from $7.1 million for the nine months ended April 3, 1999. This growth was due principally to the continued redirection of field technical personnel to pre-sales support roles. To a lesser extent, the increase was due to an increase in the number of the direct sales force and an increase in spending for promotional activities in connection with the rollout of new products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 26%, or $721,000, to $3.5 million for the nine months ended April 1, 2000 from $2.8 million for the three months ended April 3, 1999. This resulted from the cost of additional finance and administrative personnel hired in the second half of fiscal 1999. To a lesser extent, this increase was due to additional accounting and stockholder communication costs incurred as a result of our becoming a public company and increased management compensation expenses related to operating performance.

    LITIGATION. Litigation expenses increased 423%, or $635,000, to $785,000 for the nine months ended April 1, 2000 from $150,000 for the nine months ended April 3, 1999. These litigation expenses consisted of legal costs incurred to pursue our claims regarding theft of our trade secrets and to defend against counterclaims. The litigation was suspended during the period, and upon the closing of our acquisition of C-Mold, all related claims were dismissed. As a result, we anticipate no further significant litigation costs to be incurred in connection with this action.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net decreased 30%, or $23,000, to a net expense of $54,000 in the nine months ended April 1, 2000 from a net expense of $77,000 for the nine months ended April 3, 1999. This was due primarily to a decrease in interest expense resulting from the reduction in the amount of outstanding borrowings under our domestic and foreign revolving credit lines.

    OTHER INCOME (LOSS), NET. Other income (loss), net increased $1.7 million, to income of $1.6 million in the nine months ended April 1, 2000 from a loss of $41,000 for the nine months ended April 3, 1999. This increase was due to a gain realized on the sale of a portion of our minority investment in a software company in connection with that company's initial public offering in India.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased 111%, or $132,000, to $251,000 in the nine months ended April 1, 2000 from $119,000 for the nine months ended April 3, 1999. This increase was due primarily to the tax impact from the gain realized on the sale of our investment, net of the impact of a tax rebate of prior tax withholdings received during the nine-month period ended April 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock. As of April 1, 2000, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $39.7 million and available borrowings of $713,000 under our $3.3 million domestic and foreign revolving lines of credit, which are secured by substantially all of our assets. As of April 1, 2000, the balance outstanding on our lines of credit was $1.3 million. This balance was repaid in April 2000. Borrowings under our lines of credit are subject to a borrowing base of 80% of eligible domestic accounts receivable, 30% of eligible foreign accounts receivable, and 90% of a standby letter of credit issued by an Australian bank. The assets of our Australian subsidiary secure the standby letter of credit. Interest on these lines of credit is payable monthly at rates of prime plus 1.25% and prime plus 1.5% for the domestic and foreign lines, respectively. The standby letter of credit is subject to a fee of 0.5% per annum.

    Net cash provided by operating activities was $2.0 million for the nine months ended April 1, 2000. During the corresponding period ended April 3, 1999, net cash of $190,000 was used in operating activities. Cash was provided by operations in 2000 through increases in net income, deferred maintenance and support contract revenues, accounts payable, and accrued expenses, offset by an increase in accounts receivable, and by non-cash depreciation and amortization charges included in net income. Cash was used in operations in 1999 through reductions in accrued expenses and increases in accounts receivable.

    Net cash provided by investing activities was $1.3 million for the nine-month period ended April 1, 2000 and net cash used in investing activities was $809,000 for the nine-month period April 3, 1999. Net cash provided by investing activities reflects primarily the proceeds from the sale of our minority investment in an Indian software company of $1.7 million. The Company's remaining investment has been categorized as long-term available-for-sale securities. Accordingly, the investment is carried at fair market value, with unrealized holding gains recorded as a component of our other comprehensive income in stockholders' equity. It is management's opinion that this unrealized gain is subject to a number of risks that may cause this gain to never be fully realized. Net cash used for investing activities reflects amounts used for purchases of property and equipment, primarily for computers, networking and materials laboratory test equipment to support our global product development activities, and to enable data communications among our worldwide development, sales, customer support and administrative organizations.

    Net cash provided by financing activities was $35.1 million and $323,000 for the nine-month periods ended April 1, 2000 and April 3, 1999, respectively. Net cash provided by financing activities reflects primarily the cash generated by the initial public offering of our common stock in March 2000, which provided $34.7 million in net proceeds to the Company, and borrowings from lending institutions, net of the repayment of debt obligations. In addition, during April 2000, the underwriters of the Company's initial public offering exercised their option to purchase an additional 450,000 shares, of which 181,656 shares were issued by the Company. The proceeds received by the Company, net of underwriting discount, were $2.2 million.

    We believe that our current cash, cash equivalents, and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months following the date of this Quarterly Report. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

YEAR 2000 ISSUES

    As of April 1, 2000, we are unaware of any problems that have arisen with respect to year 2000 issues in our current products, our internal computer systems or in the computer systems of our vendors. Prior to January 1, 2000, we conducted a comprehensive review of the potential impact that the change in the date to the year 2000 would have on our current products and computer systems. Based on this review, we determined that all of our current products and major computer systems are able to recognize and appropriately process dates commencing in the year 2000. Our historical costs to assess our year 2000 readiness have not been significant. The majority of the costs required to complete our year 2000 compliance process were incurred as part of our normal capital asset acquisition program, and would have been incurred without consideration of year 2000 issues. We are not currently able to estimate the final aggregate cost of addressing the year 2000 issue, because funds may be required as a result of future findings. However, given the lack of any problems related to the year 2000 since the year change, we do not anticipate that we will experience any material problems related to the year 2000 in the future. As a result, we do not expect costs associated with these problems to have an adverse effect on our business and financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not currently use derivative instruments and, therefore, we have not yet determined the impact that the adoption of SFAS 133 will have on our financial position or results of operations if we use these instruments.

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transaction" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in SOP 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company has adopted SOP 98-9 and it has not had a significant impact on our results of operations or financial position.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25." FIN
No. 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

EUROPEAN UNION CURRENCY CONVERSION

    On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Significant portions of our revenue have been historically generated in Europe. Of the eleven countries currently using the Euro, we have subsidiary operations in Belgium, France, Germany, Italy and the Netherlands. We have assessed the potential impact of the Euro conversion in a number of areas, particularly on our pricing and other marketing strategies. Although we do not currently expect that the conversion, either during or after the transition period, will have an adverse effect on our operations or financial condition, the conversion has only recently been implemented and there can be no assurance that it will not have some unexpected adverse impact.

IMPACT OF INFLATION

    We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

IF WE EXPERIENCE DELAYS IN INTRODUCING NEW PRODUCTS OR IF OUR EXISTING OR NEW PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE MAY LOSE REVENUE.

    Our industry is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, intense competition, technically complex products, frequent new product introductions, and evolving offerings by product manufacturers.

    We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer on a timely basis products that meet customer demands. For example, the introduction of new products and services embodying new technologies and the emergence of new industry standards can render our existing products obsolete. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements and result in unexpected expenses.

    Our growth and profitability also will depend upon our ability to expand the use and market penetration of our existing product lines as well as new products we introduce. Market acceptance of our products will depend in part on our ability to demonstrate the cost-effectiveness, ease of use and technological advantages of our products over competing products.

WE MAY EXPERIENCE DIFFICULTY ACHIEVING SALES TARGETS, MAKING TIMELY PRODUCT RELEASES OR OTHERWISE OPERATING OUR BUSINESS IF WE ARE UNABLE TO ATTRACT OR RETAIN KEY PERSONNEL.

    In order to grow our business, we will have to hire additional employees in various countries. Our future success, therefore, will depend, in part, on attracting and retaining additional qualified management, marketing and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Competition for personnel throughout the software industry is intense.

IF WE BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WE COULD INCUR SIGNIFICANT EXPENSES AND WE COULD BE PREVENTED FROM OFFERING SPECIFIC PRODUCTS OR SERVICES.

    Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY INTERNATIONAL BUSINESS RISKS.

    The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. In addition, a majority of our sales come from outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

    - decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries,

    - decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

    - lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

    - lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

    - lost revenue resulting from the imposition by foreign governments of trade protection measures, and

    - higher cost of sales resulting from import or export licensing requirements.

OUR ACQUISITION OF C-MOLD MAY RESULT IN LOST REVENUE CAUSED BY BUSINESS DISRUPTIONS AND MISSED OPPORTUNITIES CAUSED BY THE DISTRACTION OF OUR MANAGEMENT.

    On April 13, 2000, we acquired Advanced CAE Technology, Inc., a software company doing business as C-Mold, for a total purchase price of $11.2 million dollars. The value of C-Mold may be less than the purchase price. If we are unable to effectively integrate C-Mold's products, personnel and systems, our business and operating results will likely suffer. We expect this integration to place a significant burden on our management team. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring C-Mold. In connection with accounting for the acquisition of C-Mold, we will record a significant amount of goodwill and other intangible assets, the amortization of which will adversely affect our results of operations in future periods.

WE HAVE MORE LIMITED FINANCIAL AND OTHER RESOURCES THAN MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS AND MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST THEM.

    We operate in a highly competitive environment and may not be able to successfully compete. Companies in our industry and entities in similar industries could decide to focus on the development of software solutions for the design, analysis and manufacturing of injection molded plastic parts. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. Increased competition may result in price reductions, reduced profitability and loss of market share.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND AS A RESULT PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS INDICATORS OF FUTURE PERFORMANCE.

    We have experienced significant fluctuations in our results of operations on a quarterly basis. In particular, we have historically experienced lower revenue in our first fiscal quarter as compared with the preceding quarter as a result of seasonal factors, which decrease demand for our products in our first fiscal quarter.

WE MAY HAVE DIFFICULTY MANAGING THE EXPANSION OF OUR OPERATIONS, WHICH COULD RESULT IN DAMAGE TO CUSTOMER RELATIONSHIPS OR DELAYED BILLING OR COLLECTION OF REVENUE.

    The implementation of our business strategy could result in a period of rapid growth in the number of our employees and the scope of our operations. In addition, through the acquisition of C-Mold, we have further expanded the number of employees and facilities. Rapid expansion could place a significant strain on our senior management team and our operational, financial and other resources as we attempt to expand our operations in multiple locations around the world. We may have difficulty effectively managing the budgeting, forecasting, global hiring and other business control issues presented by such a rapid expansion. This could, among other things, adversely affect our relationships with our customers and result in delays in billing and collections of revenue from our customers and increased costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We develop our products in research centers in Australia, the United Kingdom and the United States. We sell our products globally through our direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. In the future, we expect to increase our international operations in our existing markets and in geographic locations where we do not have any operations now.

    We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. Currently, we do not engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates, although we may do so in the future. We cannot assure you, however, that any efforts we may make in the future to hedge our exposure to currency exchange rate changes will be successful.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In February 1999, Moldflow Corporation and Moldflow Pty. Ltd. filed suit in the United States District Court for the Northern District of New York against a former employee, Leonid K. Antanovskii, and his then-current employer, C-Mold. We sought immediate and permanent injunctive relief and monetary damages arising from the alleged theft and misappropriation of some of our trade secrets. In March 1999, C-Mold filed counterclaims against us alleging that we had violated federal antitrust laws, committed defamation and trade libel and tortiously interfered with C-Mold's prospective business advantage. All aspects of the litigation were held in abeyance upon agreement of the parties, in connection with the pending acquisition of C-Mold. Following the closing of the acquisition on April 13, 2000 all aspects of the litigation were dismissed. For the three and nine-month periods ended April 1, 2000, we incurred litigation expenses of $255,000 and $785,000, respectively.

    From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    Set forth below is information regarding the securities issued by the Company during the reporting period that were not registered under the Securities Act of 1933, as amended (the "Act"). There was no public offering in any such transaction based on the private nature of the transactions and we believe that each transaction was exempt from the registration requirements of the Act, by reason of Section 4(2) of the Act or Rule 701 promulgated thereunder.

    (i) In fiscal January 2000, we issued 3,821 shares of common stock upon the exercise of previously granted stock options at an aggregate exercise price of $1,703.52

    (ii) In fiscal February 2000, we issued 5,568 shares of common stock upon the exercise of previously granted stock options at an aggregate exercise price of $2,266.56

    (iii) In fiscal March 2000, we issued 5,588 shares of common stock upon the exercise of previously granted stock options at an aggregate exercise price of $2,339.76.

USE OF PROCEEDS FROM REGISTERED SECURITIES

1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was March 27, 2000, and the Commission file number assigned to the registration statement is 333-95289.

2)  The offering commenced as of March 28, 2000.

3)  The offering did not terminate before any securities were sold.

4) (i) As of the date of the filing of this report, the offering has terminated and 3,450,000 of the securities registered were sold.

    (ii) The names of the managing underwriters are Adams, Harkness & Hill, Inc. and A.G. Edwards & Sons, Inc.

   (iii) Our common stock, par value $0.01 per share, was the class of securities registered.

    (iv) We registered 3,450,000 shares of our common stock (which includes 450,000 shares solely to cover over-allotments, of which 268,344 shares were offered by selling shareholders), having an aggregate price of the offering amount registered of $44,850,000 million. As of the date of the filing of this report, 3,450,000 of the total shares registered have been sold at an aggregate offering price of $44,850,000.

    (v) From March 27, 2000 to the date hereof, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities totaled $4.5 million, which consisted of direct payments of: (i) $1.2 million in legal, accounting and printing fees (reasonable estimate); (ii) $2.9 million in underwriters discount, fees and commissions; and (iii) $0.4 million in miscellaneous expenses (reasonable estimate). No payments for such expenses were made to
        (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

    (vi) Our net offering proceeds after deducting our total expenses were $36.9 million.

   (vii) We used approximately $11.2 million of the net proceeds to fund the acquisition of C-Mold on April 13, 2000. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

  (viii) The uses of proceeds described do not represent a material change in the use of proceeds described in our prospectus.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 24, 2000, the Company held a Special Meeting of Stockholders. The stockholders voted, either in person or by proxy, on the following matters:

    (i) To approve and adopt a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company,

    (ii) To approve and adopt a Second Amended and Restated Certificate of Incorporation of the Company,

   (iii) To approve and adopt a Third Amended and Restated Certificate of Incorporation of the Company,

    (iv) To approve and adopt the Company's 2000 Stock Option and Incentive Plan, and

    (v) To approve and adopt the Company's Employee Stock Purchase Plan.

The results of the stockholder vote were as follows:

PROPOSAL 1:

                                                                 FOR       AGAINST    WITHHELD
                                                              ----------   --------   ---------
Common and Preferred Stock (voting as a single class).......  14,522,008     125            --
Common Stock................................................   1,349,727     125            --
Class C Preferred Stock.....................................  13,172,281      --            --

PROPOSAL 2:

                                                                 FOR       AGAINST    WITHHELD
                                                              ----------   --------   ---------
Common and Preferred Stock (voting as a single class).......  14,522,133       --           --
Common Stock................................................   1,349,852       --           --
Class C Preferred Stock.....................................  13,172,281       --           --

PROPOSAL 3:

                                                                 FOR       AGAINST    WITHHELD
                                                              ----------   --------   ---------
Common and Preferred Stock (voting as a single class).......  14,522,133       --           --
Common Stock................................................   1,349,852       --           --
Class C Preferred Stock.....................................  13,172,281       --           --

PROPOSAL 4:

                                                                 FOR       AGAINST    WITHHELD
                                                              ----------   --------   ---------
Common and Preferred Stock (voting as a single class).......  14,522,133       --

PROPOSAL 5:

                                                                 FOR       AGAINST    WITHHELD
                                                              ----------   --------   ---------
Common and Preferred Stock (voting as a single class).......  14,522,133       --           --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)           Exhibits:

         3.1            Third Amended and Restated Certificate of Incorporation of
                        Moldflow Corporation

         3.2            Second Amended and Restated By-laws of Moldflow Corporation

        27.1            Financial Data Schedule

          (b)           Reports on Form 8-K

    On April 26, 2000 the Company filed a report on Form 8-K reporting in Item 2 the completion of the acquisition of Advanced CAE Technology, Inc. (d/b/a C-Mold) on April 13, 2000. The report on Form 8-K also included the financial statements required by Item 7 which were incorporated by reference to the Consolidated Financial Statements of Advanced CAE Technology Inc. and the Unaudited Pro Forma Combined Financial Information for Moldflow Corporation which were included in Amendment No. 4 to Registration Statement on Form S-1, Registration No. 333-95289 of Moldflow Corporation, filed with the Securities and Exchange Commission on March 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MOLDFLOW CORPORATION

                                               /s/ MARC J. L. DULUDE
                                               --------------------------------------------
                                               By: Marc J. L. Dulude
                                               Title: President and Chief Executive Officer

                                               MOLDFLOW CORPORATION

                                               /s/ SUZANNE E. ROGERS
                                               --------------------------------------------
                                               By: Suzanne E. Rogers
                                               Title: Vice President of Finance and
                                                    Administration and Chief Financial
                                               Officer (Principal Financial Officer)

Date: May 12, 2000

                                 EXHIBIT INDEX

3.1                     Third Amended and Restated Certificate of Incorporation of
                        Moldflow Corporation

3.2                     Second Amended and Restated By-laws of Moldflow Corporation

27.1                    Financial Data Schedule