Form 10-K
period 2000-06-30
MOLDFLOW CORP
filed 2000-09-22
CIK 1103234

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: JUNE 30, 2000
                       Commission File Number: 000-30027

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

                    430 BOSTON POST ROAD, WAYLAND, MA 01778
          (Address of principal executive offices, including zip code)

                                 (508) 358-5848
              (Registrant's telephone number, including area code)

      Securities registered pursuant to              Securities registered pursuant to
          Section 12(b) of the Act:                      Section 12(g) of the Act:
                    NONE                          COMMON STOCK, $.01 PAR VALUE PER SHARE
                                                             (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of our voting stock held by non-affiliates was $83,836,053 on September 20, 2000 based on the last reported sale price of our common stock on The Nasdaq Stock Market on that day. There were 9,291,007 shares of our common stock outstanding on that day.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION

         ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.

Item 1.   Business....................................................       1
Item 2.   Properties..................................................       9
Item 3.   Legal Proceedings...........................................      10
Item 4.   Submission of Matters to a Vote of Security Holders.........      10

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      10
Item 6.   Selected Financial Data.....................................      10
Item 7.   Management's Discussion and Analysis of Financial Condition       12
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................      22
Item 8.   Financial Statements and Supplementary Data.................      22
Item 9.   Changes in and Disagreements with Accountants on Accounting       22
          and Financial Disclosure....................................

PART III.

Item 10.  Directors and Executive Officers of the Registrant..........      23
Item 11.  Executive Compensation......................................      23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      23
Item 13.  Certain Relationships and Related Transactions..............      23

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      23
          Exhibit Index...............................................      24
          Signatures..................................................      27
          Schedule II.................................................      28

APPENDIX A

          Consolidated Financial Statements...........................     F-1
          Notes to Consolidated Financial Statements..................     F-6
          Report of Independent Accountants...........................    F-24

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN "IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 18. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

OVERVIEW

    We believe we are the world's leading developer of software solutions that enhance the design, analysis, and manufacture of injection molded plastic parts. Common consumer products that make extensive use of plastic parts include cellular telephones, personal digital assistants, pagers, automobiles, televisions, cameras, toys and personal computers. The commercial success of each of these products often relies heavily upon reducing the time to bring new products to market, reducing engineering and manufacturing costs, and improving product quality and design.

    Participants in all aspects of the injection molded plastic parts manufacturing process, including part designers, mold designers, manufacturing engineers and machine operators use our products. Our products enable our customers to speed their products to market, decrease manufacturing costs and reduce costly design and manufacturing errors by:

    - assisting part designers in the selection of a plastic material,

    - determining the strength, rigidity and ease of manufacturing of a given part design,

    - predicting the amount a plastic part will shrink or warp during production,

    - optimizing production conditions such as machine temperatures, injection speeds, cooling times and the locations in a mold to inject the plastic,

    - identifying and providing optimized solutions for adverse variations during production, and

    - providing features which facilitate collaboration over shared media, such as the Internet.

    Prior to 1997, we offered a single product line, Moldflow Plastics Insight-TM- (MPI-TM-), which could only be used by highly specialized engineers conducting in-depth plastics simulation. Our two newest product lines, Moldflow Plastics Advisers-TM- (MPA-TM-) and Moldflow Plastics Xpert-TM- (MPX-TM-), can be used by participants in all phases of the design and production process for injection molded plastic parts, including initial part design, production set-up and production monitoring by injection molding machine operators and design engineers, many of whom do not specialize in plastic part design. We believe a large, untapped market for our new product lines exists.

    Our strategy includes exploiting the universal accessibility of the Internet to further grow our business. We have configured some of our products for use in an application service provider ("ASP") model, which would permit our customers to use our products on demand over the Internet on a pay-per-use basis. We also intend to create an Internet portal to enable customers to use our production set-up and monitoring product to remotely monitor the injection molding process, including machine efficiency and production data, from anywhere in the world.

    Our products are used by more than 3,200 customers at more than 3,700 sites in over 55 countries around the world. We sell our products primarily through our direct sales force in North America, Europe and Asia and, to a lesser extent, through original equipment manufacturers and through distributors in defined geographic regions. Representative customers include Baxter International, DaimlerChrysler, DuPont, Fuji Xerox, Hewlett-Packard, Lego, Lucent Technologies, Motorola, Nokia and Samsung. We have distribution arrangements with Parametric Technology Corporation (PTC), Structural Dynamics Research Corporation (SDRC) and CoCreate and resellers of products of SolidWorks, a subsidiary of Dassault Systemes, and Autodesk.

    Our development efforts are focused on creating software tools that improve the entire span of product development for injection molded plastic parts to enable our customers to enhance their competitiveness and reduce their costs. We believe we have the widest and most advanced range of software solutions and proprietary technology to address the problems that arise in each phase of the process of designing and manufacturing injection molded plastic parts.

OUR PRODUCTS

    We offer software solutions for all phases of designing and manufacturing injection molded plastic parts. We have categorized our product offerings into three distinct families, the Moldflow Plastics Advisers ("MPA") series for part design and high-level mold design, the Moldflow Plastics Insight ("MPI") series for more in-depth mold design and the Moldflow Plastics Xpert ("MPX") series for production set-up and production monitoring. In addition, we have recently introduced plasticszone.com-TM-, the world's first e-business site designed for intelligent, predictive engineering for injection molded plastics. Our products employ complex and proprietary mathematical concepts. For example, our MPA and MPI products employ our patented dual domain technology, which permits users to conduct complex plastic flow simulations using the solid models created by their design modeling software. As a result, users can eliminate the otherwise necessary, time consuming and error prone step of creating a different type of model based upon the part geometry contained in the solid model's database. Our products run on the most widely used computing platforms and operating systems, including various versions of Windows and UNIX.

    MOLDFLOW PLASTICS ADVISERS

    Our MPA series provides part and mold designers with applications that permit them to quickly check the ultimate manufacturability of their designs at an early stage in the design process. We have designed MPA to input its results directly into MPX to enhance the efficiency of machine set-up. The MPA series consists of two products:

        PART ADVISER is a user-friendly application which enables product designers without expertise in designing plastic parts to address key manufacturing concerns in the preliminary design stage. Part Adviser offers practical advice for the broad range of problems that it identifies without the need to consult with engineers who specialize in plastic part design. For the first time, part designers are able to receive rapid feedback on the extent to which a number of factors, including modifications such as part geometry, material selection or plastic fill locations affect the manufacturability of a plastic part. In addition, Part Adviser permits the designer to instantly share information with team members across the Internet.

        MOLD ADVISER extends the capabilities of Part Adviser to permit the mold designer to layout and analyze an optimal mold. This product eliminates the need to design and build molds through trial-and-error, enabling a mold designer to create molds quickly and efficiently.

    MOLDFLOW PLASTICS INSIGHT

    The MPI series contains our broadest set of predictive capabilities for injection molding for use by highly specialized design engineers. The MPI series assists design engineers in determining the optimal combination of part geometry, material choice, mold design and processing parameters to produce quality finished products. MPI allows the optimization of the variables which remain in the mold designer's control to adjust. For instance, a mold designer often receives a part design and is not permitted to make changes to the design, but rather must create a mold design and a set of operating conditions best suited for the part as designed. MPI may also be used in connection with a completed mold which was poorly designed and is producing defective parts at an unacceptable rate. In these cases, MPI can be used to find the best possible operating conditions for the mold-part combination to minimize the defects. The results generated by our MPI products can be input directly into our MPX product to reduce machine set-up time.

    All applications in the MPI series use an integrated environment which permits users to easily import all of the most commonly used types of computer-generated models, select and compare material grades, prepare models for analysis, sequence a series of analysis jobs, undertake advanced analysis post-processing and use Internet-based capabilities to enhance collaboration with team members. In these applications, we believe that we offer the broadest integration with existing computer-aided design products in the plastics software industry.

    MPI/FLOW predicts the flow and subsequent packing of plastics at the start of the injection molding cycle to enable users to optimize locations for plastic filling and processing conditions, assess possible part defects and automatically determine the dimensions for a balanced feed system for the plastic material.

    MPI/COOL is used to design cooling circuits and a mold block around a part to optimize mold design by adjusting the size and locations of the cooling circuits. Because many warpage problems result from improper cooling design, using MPI/COOL for mold designs enhances ultimate product quality. MPI/COOL also enables all the benefits of mold cooling analysis to be applied to gas injection molded parts.

    MPI/WARP AND MPI/SHRINK predict and identify the cause and amount of warpage and shrinkage in plastic parts. The mathematical tools incorporated in these products permit the user to analyze warpage for the more than 6,000 plastics materials in our database.

    MPI/FUSION allows users to work directly from three-dimensional solid models to perform detailed calculations. Based upon the same patented technology at the core of the MPA series of products, MPI/FUSION permits more rapid investigation into the characteristics of the plastic parts and molds being analyzed.

    MPI/FLOW3D uses a fully three-dimensional meshing and solving technology to analyze thick plastic parts. The majority of the MPI modules are focused on the broadest class of plastic parts, those that are termed thin wall. There are plastic parts, however, that are very thick or have widely varying thicknesses throughout. Until the development of MPI/FLOW3D, creators of these types of products had no commercially viable product alternative to investigate the filling process to produce better parts and molds.

    MPI/STRESS predicts the structural integrity of plastic components under stress to quickly predict whether initial concept designs meet desired structural requirements and whether the part will permanently deform if put under load. The stress analysis calculates the amount of force that will cause buckling and predicts the final buckled shape.

    MPI/FIBER utilizes sophisticated visualization tools to provide insight into the part's properties by allowing the user to see how fiber alignment varies throughout the part's layers. The fiber analysis also predicts the effects of fiber orientation. The effects of plastic flow on fiber orientation have a significant impact on the mechanical and structural properties of fiber filled plastic injection molded parts. Plastics are often filled with various forms and quantities of fibers to tailor the material's operating characteristics, such as strength or resistance to bending.

    MPI/OPTIM automatically determines the optimum processing conditions to be set for a specific part on an injection molding machine to produce a part of acceptable quality. These results may be used as input for MPX to ensure molding machine setup is as quick and efficient as possible. The results may also be used in isolation, as an input to assist the operator in finding the best settings for a specific machine to produce the desired parts.

    MPI/GAS provides predictive capabilities for the gas injection molding process. The gas injection molding process is very similar to the injection molding process described earlier but the machine produces an injection of air, timed within the filling phase to follow the injection of plastic, to produce wider, but hollow, channels within the part. These channels add structural rigidity to the end product that is often desirable for large parts such as television casings and lawn furniture.

    MPI/TSETS provides tools to simulate the major thermoset molding processes. Thermoset materials are a type of plastic which are used for products which must withstand higher temperatures without alteration in their material properties. Because other plastics may deform when exposed to high temperatures, thermoset materials are used for a variety of plastic parts such as chip holders in integrated circuits, distributor caps and other automotive engine components and electrical outlets.

    CM2K provides native Windows graphical user interface for the simulation of 10 molding processes to facilitate compressed project schedules and CAD/CAM connectivity. Thermoplastic injection molding, gas-assisted injection molding, injection-compression molding, and co-injection molding processes can be simulated using the CM2K interface. Thermoset rubber injection molding, reaction injection molding (RIM), resin transfer molding/structural reaction injection molding (RTM/SRIM), microchip encapsulation and underfill (flip-chip) encapsulation processes are also supported in the CM2K environment.

    MOLDFLOW PLASTICS XPERT

    Our MPX product attaches to injection molding machines to monitor and control the plastic manufacturing process. MPX addresses common shop floor issues such as machine set-up, process optimization and production part quality monitoring. MPX interacts directly with the molding machine's built-in controller to provide optimized process correction. With MPX, engineers and die-setters can consistently and systematically set up molds, identify a robust molding window and monitor production. MPX can be used with substantially all injection molding machines and provides operators with a single, intuitive user interface, minimizing the need for machine-specific operator training. In addition, MPX gives real-time feedback, providing a mechanism for rapid manual or automatic process adjustments. We designed MPX to reduce mold set-up times and to optimize the efficiency of the part production cycle. Our MPX product consists of three integrated modules:

        SETUP XPERT enables systematic mold set-up from starting points generated by MPA, MPI or operator inputs, independent of operator and location. Setup Xpert optimizes the molding cycle and maximizes the usage of machine capabilities without requiring the operator to have in-depth knowledge of the individual machine or process. Setup Xpert quickly sets up and optimizes each machine, while ensuring that each operator uses the same set-up procedures.

        OPTIMIZATION XPERT establishes a defined range of operating conditions within which acceptable quality parts will be produced. Optimization Xpert can reduce to a few minutes an optimization task that previously took several hours or was not performed. The identification of a defined range of operating conditions is one of the key steps in being able to determine what operating conditions can be used by the machine to prevent scrap and machine downtime.

        PRODUCTION XPERT graphically monitors variables specific to the injection molding process and automatically evaluates the quality of the production process. In addition, Production Xpert spots problems and either provides suggestions on how to correct the process or makes the necessary changes.

    PLASTICSZONE.COM

    In May 2000 we introduced plasticszone.com, a business and productivity site for professionals working with injection molded plastics. The site provides an array of products, including IMPA(TM), a fully functional electronic version of the Part Adviser product. IMPA is the first analysis package for injection molded plastics available on an ASP model accessible over the Internet. IMPA is based upon our patent-pending technology that allows the application to be run on the user's computer system instead of on the ASP's computer system. As a result, no large proprietary data file is ever required to be sent over a public network. In addition to IMPA, the site contains a number of activity zones, which include access to intellectual content and activities pertinent to participants in the design-to-manufacture of injection molded plastic parts.

SALES AND MARKETING

    We distribute our products and services primarily through a direct sales organization. As of June 30, 2000, our direct sales organization consisted of 38 sales associates, who operated out of offices located in Australia, China, France, Germany, Italy, Japan, Korea, Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. Our direct sales model involves pairing a sales associate and an engineer to form a sales team. These teams work together to conduct a thorough evaluation of potential customers' design and manufacturing processes and provide the potential customers with a detailed analysis of the cost savings our products could produce in a selected aspect of their business. Based upon the success of this sales model to date in increasing sales, as well as the awareness among our potential customers of our products, we intend to continue building our direct sales organization worldwide.

    To supplement the efforts of our direct sales organization, we also sell our products through marketing and distribution arrangements with several design software vendors as an integrated application on their solid modeling design systems. For example, Parametric Technology Corporation (PTC) incorporates our MPA product in a module of its Pro/ENGINEER product, which they call Pro/ PLASTIC ADVISOR, and Structural Dynamics Research Corporation (SDRC) sells our MPA product as well as modules contained within our MPI family of products. Several distributors of SolidWorks Corporation, a subsidiary of Dassault Systemes S.A., distribute our MPA product and Autodesk, Inc. has designated us an MAI partner, which gives us access to Autodesk's distribution channel to sell our MPA product. We have retained over 100 distributors to provide worldwide sales coverage to complement our direct sales organization.

CUSTOMER SUPPORT AND OTHER SERVICES

    CUSTOMER SUPPORT AND TRAINING

    We provide customer training on our products and technical support to our customers, which they may access 24 hours a day. Our customers may access customer support either through our telephone hotline or our website. In addition, our product development staff is available to solve more complex problems that our customer support personnel are unable to quickly solve.

    CONSULTING SERVICES

    In addition to traditional customer support services, we also provide consulting services to customers who lack employees with the expertise necessary to take advantage of the full capability of our products. We employ design engineers who use our products on behalf of our customers to optimize their part design and production processes. We view providing consulting services as complementary to our core business of selling sophisticated software solutions. Accordingly, we provide consulting services typically in cases where we believe that providing these services will help build relationships with future customers for our software products.

    MATERIAL TESTING SERVICES

    Our material testing group provides testing services to our customers who are seeking accurate, reliable material data on new or existing grades of polymers, measured under a wide range of practical molding conditions. We have established a database containing information on more than 6,000 plastics materials. We conduct this testing at our facilities located near Melbourne, Australia and Ithaca, New York, which we have equipped with state-of-the-art equipment, including in Melbourne, a number of injection molding machines. The research and testing conducted at these facilities provides essential data for our full line of software applications.

PRODUCT DEVELOPMENT

    Our product development strategy focuses on ongoing development and innovation of new technologies to increase our customers' productivity and provide solutions that our customers can integrate into their existing computing platforms. We plan to extend our leadership position in plastics simulation technology by continuing to make significant investments in research and development and to maintain our market share by rapidly creating and delivering new product releases to our customers. We intend to take advantage of current and future technology trends, such as the Internet, to ensure our customers are always able to gain incremental competitive advantage in their respective industries.

    Our product development activities take place in facilities located in the United States, Australia and the United Kingdom. The information systems of each of these facilities have been linked to provide a continuous development environment, enabling software development to be undertaken 24 hours per day.

    We also fund or participate in a wide assortment of external research and development projects, often being conducted by the world's leading experts in their fields. For instance, we currently have an ongoing project in France with CEMEF, a highly regarded center for plastic material research. In many cases, under these projects we gain access to fundamental research with comprehensive experimentation results. Often the centers agree to restricted publishing rights in order to pursue topics of mutual interest. A partial list of our collaborative partners includes ENSAM (France) for shrinkage, Cranfield University (United Kingdom) for analysis of fiber filled parts, Universities of Leeds and Bradford (United Kingdom) for fiber orientation measurement, Technical University of Eindhoven (Netherlands) for numerical methods, University of Sydney (Australia) for fluid mechanics and Nanyang Technological University of Singapore for optimization. We believe that these relationships provide a significant benefit to our product development efforts.

    As of June 30, 2000, our product development staff had 71 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. We seek to recruit highly skilled employees, and our ability to attract and retain such employees will be a principal factor in our success in maintaining our leading technological position. We believe that such investments in research and development are required in order for us to remain competitive and we believe our cadre of software developers and our worldwide development capabilities represent a significant competitive advantage.

ACQUISITION OF C-MOLD

    On April 13, 2000, we acquired Advanced CAE Technologies, Inc., which formerly conducted business as C-Mold. C-Mold was a developer of competing software solutions complementary to our product offerings in the areas of part design and in-depth plastics simulation. The acquisition of C-Mold has expanded our development capabilities and we believe that it will enable us to broaden our product lines into adjacent markets more quickly. C-Mold had $7.7 million in revenue for its fiscal year ended September 30, 1999. The purchase price was $11.3 million in cash, including transaction costs, and we acquired tangible net assets of $2.1 million. In addition to the tangible assets, we acquired
$2.3 million of identifiable intangible assets which included an assembled workforce, protective covenants, and developed technology and in-process research and development, and $6.8 million of goodwill. In connection with the acquisition, we recorded a one-time charge of $70,000 related to the relocation of our corporate headquarters to Wayland, Massachusetts.

    We plan to integrate certain of the C-Mold simulation and analysis products with our products. In particular, we have announced our plan to integrate the C-Mold Advanced Products family with our Moldflow Plastics Insight product family. In other cases, notably the C-Mold 3D-Quickfill product, we have announced a plan to phase out the product and provide a support and upgrade path for customers to the corresponding Moldflow product family, the Moldflow Plastics Advisers.

COMPETITION

    The markets into which our products are sold are highly competitive. We compete with many companies engaged in selling software solutions to companies engaged in product development and manufacturing. We also face competition from materials vendors, injection molding machine manufacturers and small vendors, such as independent engineering consultants. In addition, new competitors may arise as we introduce new products into the marketplace.

    The entrance of new competitors would be likely to intensify competition in all or a portion of the markets in which we compete. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well established relationships with our current and potential customers. Competitors may form alliances and rapidly acquire significant market share. Moreover, competition may increase as a result of software industry consolidation.

    We believe that the principal competitive factors affecting our market include:

    - speed of innovation,

    - ease of use,

    - flexibility,

    - quality,

    - ease of integration into or communication with computer-aided design systems,

    - compatibility across computer platforms,

    - range of supported computer platforms,

    - performance,

    - price and cost of ownership,

    - customer service and support,

    - company reputation and financial viability, and

    - effectiveness of sales and marketing efforts.

    We believe that we compete effectively on these factors.

TECHNOLOGY AND PROPRIETARY RIGHTS

    Our proprietary technology applies general mathematical models describing the behavior of plastics as fluids under conditions of heat and pressure to the real world environment of plastic polymers and injection molding machines. We believe that our broad range of proven numerical methods represents considerable intellectual property and that these trade secrets are difficult to reproduce. We own all of the core technology used in our products and license only assorted peripheral software that facilitates the operation of our products' core functions.

    We engage in a regular review of our proprietary technology to determine the optimal method of protecting such technology. We have been granted patents on portions of our technology and have filed both U.S. and international applications with respect to other technologies and business processes. We view these patents as one important way of protecting our key intellectual property that may not be protected by the use of other methods. We may not obtain any of the patents for which we have applied and may not be able to enforce any patents we currently hold or obtain in the future.

    We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect the unpatented proprietary technology contained in our products. We distribute our software under software license agreements that typically grant customers nonexclusive, nontransferable licenses to use our products. These agreements usually restrict use of the licensed software to our customer's internal operations on designated computers at specified sites unless the customer obtains a site license for the customer's use of the software, and are subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software.

    For certain software such as the MPA series, we rely primarily on "shrink-wrapped" or "click-wrapped" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

    We also seek to protect the source code of our software through trade secret and copyright law. We have obtained or applied for United States federal trademark mark protection on certain valuable trademarks and logos. We have also applied for or obtained trademark registrations of these key marks in a number of foreign jurisdictions and are in the process of seeking trademark registrations in other foreign countries.

    We require our employees and consultants to sign a confidentiality and non-competition agreement. Under these agreements, our employees agree not to disclose trade secrets or confidential information and agree not to engage in or be connected with any business that is competitive with our business while employed by us, and in some cases for specified periods thereafter. Within these agreements, employees also agree that any products or technology they create during the term of their employment are our property.

    Despite these precautions, misappropriation of our technology may occur. Further, patent, trademark, copyright and trade secret protection may not be available for our products in every country.

    The software development industry is characterized by rapid technological change. Therefore, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology which may be available.

    We seek to monitor the public records in order to become aware of any potentially conflicting proprietary rights. To date, we have not received any notification that any of our products infringe on the proprietary rights of third parties. We can not assure you, however, that third parties will not claim such infringement by us or our licensors with respect to current or future products. We expect that software product developers will increasingly be subject to such claims as the number of products and competitors in our market segment grows and the product functionality in different market segments overlaps. In addition, patents on software and business methods are becoming more common and we expect that more patents will be issued in our technical field. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Moreover, such royalty or licensing agreements, if required, may not be on terms acceptable to us.

    We integrate third-party software into our products. This software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. This could cause delays in our product sales and development efforts.

EMPLOYEES

    As of June 30, 2000, we had 238 employees, 55 of whom resided in Australia, 93 of whom resided in the United States, 19 of whom resided in the United Kingdom and 71 of whom resided in other countries. None of our employees are subject to any collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

    We operate out of three primary facilities. Due to our growth and the recent expansion of our staff in connection with the C-Mold acquisition, we have recently signed a lease for a 22,694 square foot office space located in Wayland, Massachusetts pursuant to a 5-year lease that expires in August 2005. On September 18, 2000, we completed our move into the Wayland facility. Personnel located at this facility include our senior management team, some of our North American sales force, some product marketing and development personnel and some finance and administration personnel. We also lease a 7,900 square foot office in Lexington, Massachusetts, which had been our corporate headquarters. The Company will relinquish its lease on the Lexington office on November 30, 2000.

    We own an 18,100 square foot office building set on approximately 15 acres in the Kilsyth suburb of Melbourne, Australia. Personnel located at our Melbourne facility include members of our software development and research team, some of our materials testing personnel, a portion of our Asia Pacific sales force and administrative staff. We lease a 13,000 square foot office and laboratory building in Ithaca, New York pursuant to a 1-year lease that expires in April 2001 and is renewable for three additional years. Personnel located at our Ithaca facility include members of our software development and research team, some of our materials testing personnel, and administrative personnel.

    We also maintain a leased office containing a portion of our sales, administrative and software development personnel in the United Kingdom as well as leased direct sales offices in China, France, Germany, Italy, Japan, Korea, Netherlands, Singapore and Sweden. We had aggregate lease payments of $837,000 in our 2000 fiscal year.

    In addition to our primary operating facilities, we own a 10,200 square foot office building set on approximately 2 acres of land in Louisville, Kentucky. This building was acquired when we purchased C-Mold and is presently held for sale. We also own an office condominium in Taiwan in which some of our sales support personnel are located.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No items were submitted to security holders during the fourth fiscal quarter.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market (the "Nasdaq") on March 28, 2000 under the symbol "MFLO". The following table sets forth the quarterly high and low sales prices per share reported on the Nasdaq.

PERIOD OR QUARTER ENDED                                         HIGH       LOW
-----------------------                                       --------   --------
April 1, 2000...............................................   $16.94     $15.25
June 30, 2000...............................................   $18.50     $13.50

    On September 20, 2000, the last reported sale price of the common stock on the NASDAQ was $21.00 per share. On September 20, 2000, there were 95 holders of record of the Company's common stock.

    We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. In addition, our existing credit facility does not permit us to pay cash dividends.

    During the fiscal quarter ended June 30, 2000, we issued and sold unregistered securities upon the exercise of previously granted stock options as set forth below. There was no public offering in any such transaction based on the private nature of the transactions and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), by reason of Section 4(2) of the Act or Rule 701 promulgated thereunder.

         (i) April--12,170 shares at an aggregate exercise price of $4,628

         (ii) May--6,682 shares at an aggregate exercise price of $3,833

        (iii) June--2,970 shares at an aggregate exercise price of $3,650

    The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is March 27, 2000, and the Commission file number assigned to the registration statement is 333-95289. The use of proceeds of our initial public offering has not changed from that reported in our quarterly report on Form 10-Q for the period ended April 1, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this document. The statement of operations data for the years ended June 30, 1998, 1999 and 2000 and the balance sheet data at June 30, 1999 and 2000 are derived from our audited consolidated financial statements appearing elsewhere in this document. The statement of operations data for the year ended June 30, 1997 and the balance sheet data at June 30, 1997 and 1998 are derived from our audited consolidated financial statements not included in this document. The statement of operations data for the year ended June 30, 1996 and the balance sheet data at June 30, 1996 are derived from our unaudited consolidated financial statements not included in this document. The unaudited consolidated financial statements, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments necessary for a fair presentation of that data.

    The computation of basic and diluted net income per common share has been adjusted retroactively for all periods presented to reflect the redesignation of our common and preferred stock in March 1998. As a result of the treatment of this redesignation, we had no common stock outstanding prior to June 30, 1998 for purposes of computing net income per common share. Accordingly, basic net income per common share was zero for the years ended June 30, 1996, 1997 and 1998.

                                                                  YEAR ENDED JUNE 30,
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                  --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Software license..............................  $ 6,531    $ 6,743    $  8514    $12,238    $16,742
  Services......................................    7,472      8,080      7,875      7,983     10,627
                                                  -------    -------    -------    -------    -------
    Total revenue...............................   14,003     14,823     16,389     20,221     27,369
                                                  -------    -------    -------    -------    -------
Costs and expenses:
  Cost of software licenses revenue.............      261        377        397        378        785
  Cost of services revenue......................    2,615      1,904      1,685      1,319      1,057
  Research and development......................    3,535      3,527      3,062      3,466      4,074
  Selling and marketing.........................    6,094      6,703      7,287      9,673     13,495
  General and administrative....................    2,550      3,719      3,303      3,839      5,018
  Litigation....................................       --         --         --        620        785
  Nonrecurring charges..........................       --         --         --         --        284
  Amortization of goodwill and other intangible
    assets......................................    2,904      2,370         84         --        311
                                                  -------    -------    -------    -------    -------
    Total operating expenses....................   17,959     18,600     15,818     19,295     25,809
                                                  -------    -------    -------    -------    -------
Income (loss) from operations...................   (3,956)    (3,777)       571        926      1,560
Interest income (expense), net..................      135       (139)      (238)      (177)       427
Other income (loss), net........................      (24)        17         19        (92)     1,717
                                                  -------    -------    -------    -------    -------
  Income (loss) before income taxes.............   (3,845)    (3,899)       352        657      3,704
Provision for income taxes......................      414        371        163        176        251
                                                  -------    -------    -------    -------    -------
  Net income (loss).............................   (4,259)    (4,270)       189        481      3,453
Accretion on redeemable preferred stock.........      482        741         80         --         --
                                                  -------    -------    -------    -------    -------
  Net income (loss) available to
    common stockholders.........................  $(4,741)   $(5,011)   $   109    $   481    $ 3,453
                                                  =======    =======    =======    =======    =======
Net income per common share:
  Basic.........................................  $    --    $    --    $    --    $  1.82    $  1.29
  Diluted.......................................  $    --    $    --    $  0.04    $  0.08    $  0.48
Shares used in computing net income per share:
  Basic.........................................       --         --         --        265      2,667
  Diluted.......................................       --         --      5,228      6,166      7,190

                                                                     AS OF JUNE 30,
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                  --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......................  $ 1,638    $ 1,009    $ 1,700    $ 1,240    $27,259
Working capital.................................     (572)    (3,260)    (1,999)    (2,108)    30,991
Working capital, net of deferred revenue........    1,528       (501)       984      1,310     36,094
Total assets....................................   16,432     13,940     14,336     10,247     57,323
Long term debt, net of current portion..........       --        524        890         --        852
Redeemable convertible preferred stock..........    9,582     10,322         --         --         --
Stockholders' equity (deficit)..................   (5,340)   (10,584)        34      1,270     43,778

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Important Factors That May Affect Future Results" beginning on page 18. Readers should not place undue reliance on our forward-looking statements, and the Company assumes no obligation to update any forward-looking statements.

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

    We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. Prior to June 1997, our products consisted solely of our Moldflow Plastics Insight ("MPI") Series for in-depth mold design. Since then, we have introduced two new product lines. Our Moldflow Plastics Adviser ("MPA") Series for part design and high-level mold design was introduced in fiscal 1997 and our Moldflow Plastics Xpert ("MPX") Series for production set-up and production monitoring was introduced in fiscal 1999. We have also introduced additional modules of our MPI product series since June 1997.

    We sell our products and services internationally through our direct sales operations in thirteen countries. In addition, we sell through a network of distributors and value-added resellers, and through distribution arrangements with developers of other design software products. In addition, we have recently introduced plasticszone.com, the world's first e-business site designed for intelligent, predictive engineering for injection molded plastics.

    In April 2000, we completed the acquisition of Advanced CAE
Technology, Inc., which formerly conducted business as "C-Mold." The acquisition was accounted for as a purchase. Accordingly, the operating results of C-Mold have been included in our results of operations from the date of acquisition.

RESULTS OF OPERATIONS

    The following table sets forth statement of income data for the last three years as a percentage of total revenues:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenue:
  Software licenses.........................................    51.9%      60.5%      61.2%
  Services..................................................    48.1       39.5       38.8
                                                               -----      -----      -----
    Total revenue...........................................   100.0%     100.0%     100.0%
                                                               =====      =====      =====
Costs and expenses:
  Cost of software licenses revenue.........................     2.4%       1.9%       2.9%
  Cost of services revenue..................................    10.3        6.5        3.9
  Research and development..................................    18.7       17.1       14.9
  Selling and marketing.....................................    44.4       47.8       49.3
  General and administrative................................    20.2       19.0       18.3
  Litigation................................................      --        3.1        2.9
  Nonrecurring charges......................................      --         --        1.0
  Amortization of goodwill and other intangible assets......     0.5         --        1.1
                                                               -----      -----      -----
    Total operating expenses................................    96.5       95.4       94.3
                                                               -----      -----      -----
Income from operations......................................     3.5        4.6        5.7
Interest income.............................................      --        0.1        1.9
Interest expense............................................    (1.5)      (1.0)      (0.3)
Other income (loss), net....................................     0.1       (0.5)       6.2
                                                               -----      -----      -----
    Income before income taxes..............................     2.1        3.2       13.5
Provision for income taxes..................................     1.0        0.9        0.9
                                                               -----      -----      -----
    Net income..............................................     1.1%       2.3%      12.6%
                                                               =====      =====      =====

REVENUE

    We generate revenue from two principal sources: license fees for our packaged software products and services revenue derived from maintenance and support services related to our software products, consulting, training and material testing. In 2000, 61% of our revenue was derived from the sale of software licenses.

    SOFTWARE LICENSES REVENUE. Software licenses revenue increased 44% and 37% in 1999 and 2000, respectively, from the prior year. Several factors have contributed to these increases. We introduced new products, including our MPX product and new modules for our MPI product line, and released new version updates to existing products, including our MPA product, which was first introduced in fiscal 1997. We increased our direct sales coverage, adding new sales offices in Italy and Sweden, and increased the number of our sales representatives from 20 at June 30, 1998 to 38 at June 30, 2000. As a result, we have increased the proportion of total licenses revenue sold directly to end-user customers from 67% in 1998 to 76% in 2000.

    SERVICES REVENUE. Our services revenue is derived from the sale of software maintenance and support contracts and the performance of consulting, training and material testing services. Services revenue has a lower gross profit margin than license revenue and accounted for approximately 39% of our total revenue in 1999 and 2000. Revenue from services increased 1% and 33% in 1999 and 2000, respectively, from the prior year. These increases were primarily in the sale of maintenance contracts, which was the result of growth in our customer base arising from software license sales. To a lesser extent, the acquisition of C-Mold provided additional services revenue during the fourth quarter of 2000.

                                                                     YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                            DATA)
Revenue
  USA.......................................................   $ 5,521     $ 6,974     $ 7,804
  Europe....................................................     5,856       8,235      10,399
  Asia/Australia............................................     5,012       5,012       9,166
                                                               -------     -------     -------
    Total revenue...........................................   $16,389     $20,221     $27,369
                                                               =======     =======     =======
% of Total revenue
  USA.......................................................      33.7%       34.5%       28.5%
  Europe....................................................      35.7        40.7        38.0
  Asia/Australia............................................      30.6        24.8        33.5
                                                               -------     -------     -------
    Total...................................................     100.0%      100.0%      100.0%
                                                               =======     =======     =======

    The improvement in economic conditions during 2000 in Asia, particularly in Japan and Korea, was the primary factor driving the growth of sales in that region.

COSTS AND EXPENSES

    COST OF SOFTWARE LICENSES REVENUE. Our cost of software licenses revenue is comprised of costs for reproducing and distributing software and documentation, third-party royalty costs and the cost of hardware components associated with our MPX product. These costs were relatively unchanged during 1998 and 1999, but increased by 108% in 2000 due to the increase in MPX sales, which have a lower gross margin than our other products, and an increase in personnel costs.

    COST OF SERVICES REVENUE. Our cost of services revenue includes the cost of providing training, consulting and material testing services, such as salaries, travel and related costs and the cost of providing maintenance and support services, such as support personnel salaries and the costs of software maintenance releases. These costs have been decreasing during the last three years as we have been implementing our strategy of redirecting field technical personnel from largely passive roles of customer hotline and maintenance services to active roles in pre-sales activities and customer retention programs. Consequently, these costs are being redirected to selling and marketing.

    RESEARCH AND DEVELOPMENT. Our research and development expenses consist primarily of the salaries, benefits, travel and facility costs associated with our development organization. These costs increased from the prior year by 13% in 1999 and 18% in 2000. These increases were driven primarily by headcount additions. Though our research organization is geographically dispersed, with facilities in Australia, the United Kingdom and the United States, the majority of our expenses have historically been recorded in Australia. This has resulted in lower overall cost incurred for our research and development organization than would be the case if our development activities were primarily located in the United States. With the acquisition of C-Mold in April 2000, we now have significant development activities in the United States.

    SELLING AND MARKETING. Our selling and marketing expenses consist primarily of salaries, commissions, travel, benefits and facilities costs associated with our sales and marketing organizations, along with those costs incurred for marketing programs, such as advertising, promotions and trade shows. These costs increased from the prior year by 33% in 1999 and 40% in 2000. This growth was due principally to the continued redirection of field technical personnel to pre-sales support roles and to an increase in the number of direct sales force personnel and, to a lesser extent, an increase in promotional activities in connection with the rollout of new products.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include the costs of our corporate, finance, human resources, information technology and other administrative functions. These costs increased from the prior year by 16% in 1999 and 31% in 2000. This growth is the result of additional hiring of corporate staff, increased costs for professional services incurred as a result of becoming a publicly-held company and increased management compensation expenses related to operating performance.

    LITIGATION. Our litigation expenses consisted of legal costs incurred to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against related counterclaims. Upon the closing of our acquisition of C-Mold, all related claims were dismissed. As a result, we anticipate no further significant litigation costs to be incurred in connection with this action.

    NONRECURRING CHARGES. Our acquisition of C-Mold was accounted for as a purchase and, accordingly, the operating results of C-Mold have been included in our results of operations from the date of acquisition. In connection with the acquisition, we incurred nonrecurring charges of $284,000 to immediately expense purchased in-process research and development and for lease termination costs. In the opinion of management, the purchased in-process research and development had not yet reached technological feasibility and had no alternative future use. Consequently, we recorded a nonrecurring charge of $214,000 to write off such in-process research and development costs during the fourth quarter of 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets acquired, including goodwill, developed technology, assembled workforce and protective covenants. These charges in 2000 resulted from our acquisition of C-Mold and in 1998 from the acquisition of a third-party distributor of our products.

OTHER INCOME AND EXPENSE

    INTEREST INCOME. Our interest income is derived from earnings on the investment of our excess cash balance in various financial instruments. The available cash balance came from the unused portion of the proceeds of our initial public offering.

    INTEREST EXPENSE. Our interest expense is related primarily to the use of our lines of credit and our secured loans. During 2000, we paid down the balances on our lines of credit, thus reducing our interest expense.

    OTHER INCOME (LOSS), NET. Other income (loss), net includes foreign currency transaction gains and losses, miscellaneous income and expense, and realized gains and losses on the sale or disposal of assets. During 2000, we realized a gain of $1.7 million on the sale of a portion of our minority investment in a software company in connection with that company's initial public offering in India.

    PROVISION FOR INCOME TAXES. Our effective income tax rate was 46%, 27% and 7% for 1998, 1999 and 2000, respectively. The lower tax rates in 1999 and 2000 were primarily the result of the use of net operating loss carryforwards ("NOLs"). It is management's opinion that our remaining NOLs will not be sufficient to maintain the effective tax rate for 2000 in future periods.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock. As of June 30, 2000, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $27.3 million, our marketable securities balance of $8.5 million and available borrowings of $1.9 million under our $3.3 million domestic and foreign revolving lines of credit, which are secured by substantially all of our assets. As of June 30, 2000, there were no amounts outstanding on our lines of credit. Borrowings under our lines of credit are subject to a borrowing base of 80% of eligible domestic accounts receivable, 30% of eligible foreign accounts receivable, and 90% of a standby letter of credit issued by an Australian bank. The assets of our Australian subsidiary secure the standby letter of credit. Interest on borrowings under these lines of credit is payable monthly at rates of prime plus 1.25% and prime plus 1.5% for the domestic and foreign lines, respectively. The standby letter of credit is subject to a fee of 0.5% per annum.

    Net cash provided by operating activities was $771,000 in 1998, $1.2 million in 1999 and $1.4 million in 2000. Over the three year period, cash was provided by operations through increases in net income, deferred maintenance and support contract revenues, and accounts payable, offset by increases in accounts receivable, prepaid expenses and other assets.

    Net cash used in investing activities was $729,000 in 1998, $854,000 in 1999 and $11.9 million in 2000. In 1998 and 1999, cash was used for purchases of property and equipment, primarily for computers, networking and materials laboratory test equipment to support our global product development activities, and to enable data communications among our worldwide development, sales, customer support and administrative organizations. In 2000, in addition to the purchase of fixed assets, $7.9 million (net of cash acquired) was used to purchase C-Mold and $5.0 million was invested in marketable securities. Also in 2000, $1.8 million was provided by the proceeds from the sale of a portion of our minority investment in an Indian software company. The Company's remaining investment in this software company has been categorized as available-for-sale marketable securities.

    Net cash provided by financing activities was $716,000 in 1998 and $35.9 million in 2000. Net cash of $907,000 was used in financing activities in 1999. In all three years, cash was provided from borrowings on our line of credit and used in payments on our debt obligations. In 2000, $36.9 million was provided by the initial public offering of our common stock.

    We believe that our current cash, cash equivalents, and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months following the date of this Annual Report. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

YEAR 2000 ISSUES

    As of June 30, 2000, we are unaware of any problems that have arisen with respect to year 2000 issues in our current products, our internal computer systems or in the computer systems of our vendors. Prior to January 1, 2000, we conducted a comprehensive review of the potential impact that the change in the date to the year 2000 would have on our current products and computer systems. Based on this review, we determined that all of our current products and major computer systems are able to recognize and appropriately process dates commencing in the year 2000. Our historical costs to assess our year 2000 readiness have not been significant. The majority of the costs required to complete our year 2000 compliance process were incurred as part of our normal capital asset acquisition program, and would have been incurred without consideration of year 2000 issues. We are not currently able to estimate the final aggregate cost of addressing the year 2000 issue, because funds may be required as a result of future findings. However, given the lack of any problems related to the year 2000 since the year change, we do not anticipate that we will experience any material problems related to the year 2000 in the future. As a result, we do not expect costs associated with these problems to have an adverse effect on our business and financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN
No. 44 addresses the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second
Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all quarters of all years beginning after June 15, 2000. The Company did not use derivative instruments or engage in hedging activities in fiscal 2000.

EUROPEAN UNION CURRENCY CONVERSION

    On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Historically, significant portions of our revenue have been generated in Europe. Of the eleven countries currently using the Euro, we have subsidiary operations in France, Germany, Ireland, Italy, the Netherlands and Spain. We have assessed the potential impact of the Euro conversion in a number of areas, particularly on our pricing and other marketing strategies. Although we do not currently expect that the conversion, either during or after the transition period, will have an adverse effect on our operations or financial condition, there can be no assurance that it will not have some unexpected adverse impact.

IMPACT OF INFLATION

    We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

    IF WE EXPERIENCE DELAYS IN INTRODUCING NEW PRODUCTS OR IF OUR EXISTING OR NEW PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, WE MAY LOSE REVENUE.

    Our industry is characterized by:

    - rapid technological advances,

    - evolving industry standards,

    - changes in end-user requirements,

    - intense competition,

    - technically complex products,

    - frequent new product introductions, and

    - evolving offerings by product manufacturers.

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

    BECAUSE WE DO NOT HAVE EXTENSIVE EXPERIENCE DEVELOPING INTERNET-ENABLED PRODUCTS, WE MAY INCUR SIGNIFICANT COSTS DEVELOPING INTERNET-ENABLED PRODUCTS AND MAY NOT BE ABLE TO DEVELOP THESE PRODUCTS.

    Our business strategy includes providing additional Internet-related functions to our products to exploit the trend toward worldwide collaborative product development and manufacturing and to explore new pricing and packaging strategies made possible by the Internet. We have limited experience in developing and marketing Internet-enabled products. We may incur significant costs developing Internet-enabled products and may be unable to capitalize on the rapid transformation of the Internet as a computing platform, communications vehicle and distribution channel.

    IF INTERNET USAGE DOES NOT CONTINUE TO GROW, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY.

    Widespread use of the Internet is a relatively recent phenomenon. The future success of our Internet strategy depends, in part, on the continued development of the Internet as a viable commercial medium. We cannot be certain that the Internet will continue to be developed or accessible for free or at nominal cost to users. In this event, our future growth may be adversely impacted.

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

    WE MAY LOSE SALES TO COMPETITORS IF WE ARE UNABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

    Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary rights in our technology. We may be unable to maintain the proprietary nature of our technology. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

    We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of such agreements or may be independently developed by competitors. In addition, foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights.

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

    THE ACQUISITION OF C-MOLD AND FUTURE ACQUISITIONS AND STRATEGIC RELATIONSHIPS MAY RESULT IN LOST REVENUE CAUSED BY BUSINESS DISRUPTIONS AND MISSED OPPORTUNITIES CAUSED BY THE DISTRACTION OF OUR MANAGEMENT.

    On April 13, 2000, we acquired Advanced CAE Technology, Inc., a software company formerly conducting business as C-Mold. If we are unable to effectively integrate C-Mold's products, personnel and systems, our business and operating results will likely suffer. This integration is requiring time and focus by our management team. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we were seeking in acquiring C-Mold. In connection with accounting for the acquisition of C-Mold, we have recorded a significant amount of goodwill and other identifiable intangible assets, the amortization of which will adversely affect our results of operations in future periods.

    Additionally, we may engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill and other acquired identifiable intangible assets that could adversely affect our results of operations.

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

    We have experienced significant fluctuations in our results of operations on a quarterly basis. In particular, we have historically experienced lower revenue in our first fiscal quarter as compared with the preceding quarter as a result of seasonal factors, which decrease demand for our products in this quarter. For instance, our total revenue in the first quarter of fiscal 2000 was $5.2 million as compared with total revenue of $5.6 million in the immediately preceding fourth quarter. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

    - seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

    - the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure,

    - introductions of new services or enhancements by us and our competitors,

    - changes in our and our competitors' pricing policies,

    - currency fluctuations, and

    - timing and integration of acquisitions.

    WE MAY HAVE DIFFICULTY MANAGING THE EXPANSION OF OUR OPERATIONS, WHICH COULD RESULT IN DAMAGE TO CUSTOMER RELATIONSHIPS OR DELAYED BILLING OR COLLECTION OF REVENUE.

    The implementation of our business strategy could result in a period of rapid growth in the number of our employees and the scope of our operations. In addition, due to the acquisition of C-Mold, we have expanded the number of employees and facilities. Rapid expansion could place a significant strain on our senior management team and our operational, financial and other resources as we attempt to expand our operations in multiple locations around the world. We may have difficulty effectively managing the budgeting, forecasting, global hiring and other business control issues presented by such a rapid expansion. This could, among other things, adversely affect our relationships with our customers and result in delays in billing and collections of revenue from our customers and increased costs.

    IF WE ARE UNABLE TO MAINTAIN AND LEVERAGE OUR STRATEGIC ALLIANCES, WE MAY BE UNABLE TO GROW AS PLANNED.

    We are, and will continue to be, dependent to some extent on distribution arrangements and strategic partnerships with third-parties because we sell a portion of our products through these third parties. In addition, we may sell other products, including our internet products through third-party distributors or web platform operators in the future. These third parties may not fulfill their agreements with us. In particular, third-party distributors or web platform operators may breach or terminate their distribution agreements with us or fail to devote sufficient time and resources to successfully commercialize, or increase sales of, our products. As a result, our revenues from these arrangements depend, in part, on third parties' sales of our products.

    DISRUPTION OF OPERATIONS AT OUR DEVELOPMENT FACILITIES COULD INTERFERE WITH OUR PRODUCT DEVELOPMENT AND PRODUCTION CYCLES.

    A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, New York and the United Kingdom. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development facilities could severely disrupt our product development.

    OUR MOLDFLOW PLASTICS XPERT (MPX) PRODUCT LINE MAY LEAD TO PRODUCT LIABILITY CLAIMS AGAINST US.

    We have designed our Moldflow Plastics Xpert (MPX) product line to be installed directly on our customers' injection molding machines and to automatically adjust the operation of these machines. As a result, it is possible that our customers may claim that our product interfered with the proper operation of their machines and may seek reimbursement for consequential and other damages from us. Although we expressly disclaim any liability for consequential or other damages in connection with our sale of the MPX product, this disclaimer may not protect us from claims for damages from our customers and these claims may adversely affect our relationships with our customers or our reputation generally. In addition, our insurance coverage limits may not be adequate to protect us against any product liability claims that arise. This insurance is expensive and may not be available on acceptable terms, or at all.

    OUR STOCK PRICE IS HIGHLY VOLATILE AND OUR STOCK PRICE COULD EXPERIENCE SUBSTANTIAL DECLINES AND OUR MANAGEMENT'S ATTENTION MAY BE DIVERTED FROM MORE PRODUCTIVE TASKS.

    The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, following this offering, including:

    - a decrease in the demand for our common stock,

    - revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter,

    - downward revisions in securities analysts' estimates or changes in general market conditions,

    - technological innovations by competitors or in competing technologies,

    - investor perception of our industry or our prospects, and

    - general technology or economic trends.

    In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in a securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management's attention and resources and could harm our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. In fiscal 2000, we did not engage in hedging transactions. However, in fiscal 2001, we have initiated a hedging program designed to reduce our exposure to changes in currency exchange rates. We cannot assure you, however, that these efforts or others that we may make in the future to hedge our exposure to currency exchange rate changes will be successful.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The index to the Consolidated Financial Statements of the Company is included in Item 14, and the Consolidated Financial Statements follow the signature pages to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in, or disagreements with, our accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. Incorporated herein by reference is the information appearing under the caption "Information Regarding Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

    EXECUTIVE OFFICERS. Incorporated herein by reference is the information appearing under the caption "Executive Officers" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information appearing under the caption "Principal and Management Stockholders" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    14(a)(1) FINANCIAL STATEMENTS

    The financial statements and notes thereto are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

    14(a)(2) FINANCIAL STATEMENT SCHEDULES

    The following are contained on the indicated pages of this annual report on Form 10-K:

                                                              PAGE NO.
                                                              --------
Schedule II-- Valuation and Qualifying Accounts.............     28

    Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

    14(a)(3) EXHIBITS

    The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement, such statement is identified.

                                    EXHIBITS

EXHIBIT
NO.                     TITLE
-------                 -----
         +2.1           Agreement and Plan of Merger, dated February 11, 2000, by
                        and among the Registrant, Moldflow Merger Corp. (a
                        subsidiary of the Registrant), Advanced CAE Technology, Inc.
                        d/b/a C-Mold ("C-Mold") and certain stockholders of C-Mold.
         *3.1           Third Amended and Restated Certificate of Incorporation of
                        the Registrant.
         *3.2           Second Amended and Restated By-laws of the Registrant.
        +10.1           Indenture of Lease, dated October 15, 1996, between Moldflow
                        Pty. Ltd and Mortimer B. Zuckerman and Edward H. Linde,
                        Trustees of 91 Hartwell Avenue Trust, which relates to space in a certain building known as, and with an address at,
                        91 Hartwell Avenue, Lexington, Massachusetts.
        +10.2           Acknowledgment of Assumption of Lease, dated June 28, 1999, by and among Boston Properties Limited Partnership (as
                        successor-in-interest to the Trustees of 91 Hartwell Avenue
                        Trust), Moldflow Pty. Ltd and the Registrant.
        +10.6           Amended and Restated Credit Agreement, dated January 28,
                        1998 ("Amended and Restated Credit Agreement"), by and among the Registrant, Thomas, Helmet, Floatflow, JTC, Westpac,
                        Ampersand II, Ampersand III and Ampersand III CF.
        +10.7           First Amendment to Amended and Restated Credit Agreement,
                        dated August 25, 1998.
        +10.8           Termination of Amended and Restated Credit Agreement.
        +10.9           Loan Agreement, dated April 23, 1998, by and among Silicon
                        Valley Bank, the Registrant, Moldflow International Pty.
                        Ltd. and Moldflow Pty. Ltd.
       +10.10           Loan Document Modification Agreement No. 2, dated
                        November 30, 1998, by and between Silicon Valley Bank and
                        the Registrant.
       +10.11           Amendment to Loan Modification Agreement No. 2, dated
                        January 19, 1999, by and between Silicon Valley Bank and the
                        Registrant.
       +10.12           Loan Document Modification Agreement No. 3, dated as of
                        June 1, 1999, by and between Silicon Valley Bank and the
                        Registrant.
       +10.13           Loan Document Modification Agreement No. 4, dated as of
                        October 22, 1999, by and between Silicon Valley Bank and the
                        Registrant.
       +10.14           Warrant to Purchase Common Stock, dated April 23, 1998,
                        issued by the Registrant to Silicon Valley Bank.
       +10.15           Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Marc J. L. Dulude.**
       +10.16           Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Marc J. L. Dulude in favor of the
                        Registrant.**
       +10.17           Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Suzanne E. Rogers.**
       +10.18           Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Suzanne E. Rogers in favor of the
                        Registrant.**
       +10.19           Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Kenneth R. Welch.**
       +10.20           Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Kenneth R. Welch in favor of the
                        Registrant.**
       +10.21           Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Richard M. Underwood.**
       +10.22           Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Richard M. Underwood in favor of the
                        Registrant.**
       +10.23           Service Agreement, dated July 1, 1994, between Moldflow Pty.
                        Ltd. and A. Roland Thomas.**
       +10.24           Letter Amendment, dated June 30, 1997, to Service Agreement between Moldflow Pty. Ltd. and A. Roland Thomas.**

EXHIBIT
NO.                     TITLE
-------                 -----
       +10.25           Letter Amendment, dated July 1, 1999, to Service Agreement between Moldflow Pty. Ltd. and A. Roland Thomas.**
       +10.26           Loan Agreement, dated July 1, 1999 between Moldflow Pty.
                        Ltd. and A. Roland Thomas.**
       +10.27           Moldflow Corporation 2000 Stock Option and Incentive Plan.
       +10.28           Form of Incentive Stock Option Agreement under the Moldflow
                        Corporation 2000 Stock Option and Incentive Plan.
       +10.29           Form of Non-Qualified Stock Option Agreement for Company
                        Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan.
       +10.30           Moldflow Corporation Employee Stock Purchase Plan.
       +10.31           Moldflow Corporation 1997 Equity Incentive Plan.
       +10.32           Form of Incentive Stock Option Agreement under the Moldflow
                        Corporation 1997 Equity Incentive Plan.
       +10.33           Form of Non-Qualified Stock Option Agreement under the
                        Moldflow Corporation 1997 Equity Incentive Plan.
       +10.34           Form of Non-Qualified Stock Option Agreement for Australian
                        employees under the Moldflow Corporation 1997 Equity
                        Incentive Plan.
       +10.35           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Marc J. L. Dulude.**
       +10.36           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Suzanne E. Rogers.**
       +10.37           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Kenneth R. Welch.**
       +10.38           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Richard M. Underwood.**
       +10.39           Employment Agreement, dated March 20, 2000, between the
                        Registrant and A. Roland Thomas.**
       +10.40           Form of Director Indemnification Agreement to be entered
                        into between the Registrant and each non-employee
                        director.**
       +10.41           Form of Non-Qualified Stock Option Agreement for
                        Non-Employee Directors under the Moldflow Corporation 2000
                        Stock Option and Incentive Plan.**
        10.42           Lease, dated as of June 16, 2000 by and between Wayland
                        Business Center, LLC, as Landlord and Moldflow Corporation
                        as Tenant.
        10.43           Amendment No. 1 to Employment Agreement dated March 20, 2000 between Moldflow Corporation and A. Roland Thomas.**
         21.1           Subsidiaries of the Registrant.
         23.2           Consent of PricewaterhouseCoopers LLP.
         27.1           Financial Data Schedule.

------------------------

+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    14(b) REPORTS ON FORM 8-K

    On April 26, 2000 the Company filed a report on Form 8-K reporting in
Item 2 the completion of the acquisition of Advanced CAE Technology, Inc. (d/b/a C-Mold) on April 13, 2000. The report on

Form 8-K also included the financial statements required by Item 7 which were incorporated by reference to the Consolidated Financial Statements of Advanced CAE Technology Inc. and the Unaudited Pro Forma Combined Financial Information for Moldflow Corporation which were included in Amendment No. 4 to the Registration Statement on Form S-1, Registration No. 333-95289 of Moldflow Corporation, filed with the Securities and Exchange Commission on March 24, 2000.

    14(c) EXHIBITS

    Exhibits filed with this Annual Report are as set forth in the Exhibit Index which immediately follows the Notes to the Consolidated Financial Statements.

    14(d) OTHER FINANCIAL STATEMENTS

Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ MARC J. L. DULUDE
                                                            -----------------------------------------
                                                                        Marc J. L. Dulude
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: September 22, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
                                                       President, Chief Executive
                /s/ MARC J. L. DULUDE                    Officer and Director
     -------------------------------------------         (Principal Executive       September 22, 2000
                  Marc J. L. Dulude                      Officer)

                                                       Vice President and Chief
                /s/ SUZANNE E. ROGERS                    Financial Officer
     -------------------------------------------         (Principal Financial       September 22, 2000
                  Suzanne E. Rogers                      Officer and Principal
                                                         Accounting Officer)

                /s/ A. ROLAND THOMAS
     -------------------------------------------       Director                     September 22, 2000
                  A. Roland Thomas

                 /s/ CHARLES D. YIE
     -------------------------------------------       Director                     September 22, 2000
                   Charles D. Yie

                 /s/ JULIAN H. BEALE
     -------------------------------------------       Director                     September 22, 2000
                   Julian H. Beale

               /s/ RICHARD A. CHARPIE
     -------------------------------------------       Director                     September 22, 2000
                 Richard A. Charpie

                  /s/ ROGER BROOKS
     -------------------------------------------       Director                     September 22, 2000
                    Roger Brooks

               /s/ ROBERT P. SCHECHTER
     -------------------------------------------       Director                     September 22, 2000
                 Robert P. Schechter

                                  SCHEDULE II

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS OF MOLDFLOW CORPORATION

                                                       BEGINNING                                ENDING
ITEM                                                    BALANCE    ADDITIONS   DEDUCTIONS      BALANCE
----                                                   ---------   ---------   ----------      --------
                                                                        (IN THOUSANDS)
For the year ended June 30, 1998:
  Allowance for doubtful accounts....................   $  347     $    275(a)   $   (83)(b)    $  539
  Deferred tax asset valuation allowance.............    7,378            5(a)    (1,090)(c)     6,293
For the year ended June 30, 1999:
  Allowance for doubtful accounts....................      539           33(a)      (340)(b)       232
  Deferred tax asset valuation allowance.............    6,293          416(a)      (173)(c)     6,536
For the year ended June 30, 2000:
  Allowance for doubtful accounts....................      232          639(a)      (165)(b)       706
  Deferred tax asset valuation allowance.............    6,536        1,071(a)    (2,310)(c)     5,297

------------------------

(a) Additional provisions and foreign currency translation effects.

(b) Specific write-offs and foreign currency translation effects.

(c) Utilization of net operating losses, reductions in other deferred tax assets and foreign currency translation effects.

                                   APPENDIX A
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet at June 30, 1999 and 2000........     F-2

Consolidated Statement of Income for the years ended June
  30, 1998, 1999 and 2000...................................     F-3

Consolidated Statement of Stockholders' Equity for the years
  ended June 30, 1998, 1999 and 2000........................     F-4

Consolidated Statement of Cash Flows for the years ended
  June 30, 1998, 1999 and 2000..............................     F-5

Notes to Consolidated Financial Statements..................     F-6

Report of Independent Accountants...........................    F-24

                              MOLDFLOW CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,240   $27,259
  Marketable securities.....................................        --     8,452
  Accounts receivable, net of allowance for doubtful
    accounts of $232 and $706 at June 30, 1999 and 2000,
    respectively............................................     4,444     5,972
  Inventories...............................................        84       220
  Prepaid expenses..........................................       283       551
  Other currents assets.....................................       539     1,175
                                                              --------   -------
    Total current assets....................................     6,590    43,629
Fixed assets, net...........................................     3,110     4,864
Intangible assets, net of accumulated amortization of $0 and
  $105 at June 30, 1999 and 2000, respectively..............        --     1,994
Goodwill, net of accumulated amortization of $0 and $206 at
  June 30, 1999 and 2000, respectively......................        --     6,628
Other assets................................................       547       208
                                                              --------   -------
  Total assets..............................................  $ 10,247   $57,323
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    832   $    58
  Current portion of capital lease obligations..............       191        10
  Accounts payable..........................................     1,422     1,203
  Accrued expenses..........................................     2,835     6,264
  Deferred revenue..........................................     3,418     5,103
                                                              --------   -------
    Total current liabilities...............................     8,698    12,638
Long-term debt, net of current portion......................        --       852
Capital lease obligations, net of current portion...........        11        --
Other long-term liabilities.................................       268        55
                                                              --------   -------
  Total liabilities.........................................     8,977    13,545
                                                              --------   -------
Commitments and contingencies (Note 14)
Stockholders' equity:
  Convertible preferred stock, $0.01 par value, 8,254,386
    and no shares authorized at June 30, 1999 and 2000,
    respectively; 8,139,579 and no shares issued and
    outstanding at June 30, 1999 and 2000, respectively.....    12,366        --
  Preferred stock, $0.01 par value; no and 5,000,000 shares
    authorized at June 30, 1999 and 2000, respectively; no
    shares issued and outstanding at June 30, 1999 and
    2000....................................................        --        --
  Common stock, $0.01 par value; 8,333,333 and 60,000,000
    shares authorized at June 30, 1999 and 2000,
    respectively; 553,177 and 9,278,493 shares issued and
    outstanding at June 30, 1999 and 2000, respectively.....         6        93
  Additional paid-in capital................................       270    49,482
  Deferred stock compensation...............................       (67)      (47)
  Notes receivable from stockholders........................      (198)     (210)
  Accumulated deficit.......................................   (11,713)   (8,260)
  Accumulated other comprehensive income....................       606     2,720
                                                              --------   -------
    Total stockholders' equity..............................     1,270    43,778
                                                              --------   -------
    Total liabilities and stockholders' equity..............  $ 10,247   $57,323
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenue:
  Software licenses.........................................  $ 8,514    $12,238    $16,742
  Services..................................................    7,875      7,983     10,627
                                                              -------    -------    -------
    Total Revenue...........................................   16,389     20,221     27,369
                                                              -------    -------    -------
Costs and expenses:
  Cost of software licenses revenue.........................      397        378        785
  Cost of services revenue..................................    1,685      1,319      1,057
  Research and development..................................    3,062      3,466      4,074
  Selling and marketing.....................................    7,287      9,673     13,495
  General and administrative................................    3,303      3,839      5,018
  Litigation................................................       --        620        785
  Nonrecurring charges......................................       --         --        284
  Amortization of goodwill and other intangible assets......       84         --        311
                                                              -------    -------    -------
    Total operating expenses................................   15,818     19,295     25,809
                                                              -------    -------    -------
Income from operations......................................      571        926      1,560

Interest income.............................................       --         21        512
Interest expense............................................     (238)      (198)       (85)
Other income (loss), net....................................       19        (92)     1,717
                                                              -------    -------    -------
    Income before income taxes..............................      352        657      3,704

Provision for income taxes..................................      163        176        251
                                                              -------    -------    -------
    Net income..............................................      189        481      3,453
Accretion on redeemable preferred stock.....................       80         --         --
                                                              -------    -------    -------
    Net income available to common stockholders.............  $   109    $   481    $ 3,453
                                                              =======    =======    =======
Net income per common share:
    Basic...................................................  $    --    $  1.82    $  1.29
    Diluted.................................................  $  0.04    $  0.08    $  0.48
Shares used in computing net income per common share:
    Basic...................................................       --        265      2,667
    Diluted.................................................    5,228      6,166      7,190

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              CONVERTIBLE
                                                            PREFERRED STOCK           COMMON STOCK        ADDITIONAL     DEFERRED
                                                         ---------------------   ----------------------    PAID-IN        STOCK
                                                           SHARES      AMOUNT      SHARES     PAR VALUE    CAPITAL     COMPENSATION
                                                         ----------   --------   ----------   ---------   ----------   ------------
Balance at June 30, 1997...............................          --   $     --    2,020,256     $ 298      $   776         $ --
Accretion of redeemable preferred stock to redemption
  value................................................
Issuance of common stock in exchange for redemption
  rights of outstanding preferred stock................                              29,167         4           73
Exchange of Class A convertible preferred stock for
  Series A convertible preferred stock, which was
  redesigned as series C-2 convertible preferred
  stock................................................   1,855,688      8,382
Exchange of convertible preferred stock for Series B
  convertible preferred stock, which was redesignated
  as series C-3 convertible preferred stock............     666,666      1,943
Redesignation of common stock as series C-1 convertible
  preferred stock......................................   4,918,616      1,151   (2,049,423)     (302)        (849)
Comprehensive income:
  Net income...........................................
  Foreign currency translation adjustment..............
  Comprehensive income.................................
                                                         ----------   --------   ----------     -----      -------         ----
Balance at June 30, 1998...............................   7,440,970     11,476           --        --           --           --
Conversion of promissory notes to series C-3
  convertible preferred stock..........................     698,609        890
Issuance of common stock...............................                             551,287         6          192
Exercise of stock options..............................                               1,890        --            1
Deferred compensation associated with stock options....                                                         77          (77)
Amortization of deferred compensation..................                                                                      10
Comprehensive income:
  Net income...........................................
  Foreign currency translation adjustment..............
  Comprehensive income.................................
                                                         ----------   --------   ----------     -----      -------         ----
Balance at June 30, 1999...............................   8,139,579     12,366      553,177         6          270          (67)
Exercise of stock options..............................                              45,916        --           35
Amortization of deferred compensation..................                                                                      20
Conversion of outstanding shares of convertible
  preferred stock to shares of common stock............  (8,139,579)   (12,366)   5,488,450        55       12,311
Proceeds from initial public offering of common stock,
  net of issuance costs................................                           3,000,000        30       34,673
Exercise of warrants...................................                               9,294        --           --
Proceeds from issuance of common stock to the
  underwriters of the Company's initial public offering
  of common shares pursuant to an option in the
  underwriting agreements..............................                             181,656         2        2,193
Interest on notes receivable from stockholders.........
Comprehensive income:
  Net income...........................................
  Unrealized gain on investment, net of taxes..........
  Foreign currency translation adjustment..............
  Comprehensive income.................................
                                                         ----------   --------   ----------     -----      -------         ----
Balance at June 30, 2000...............................          --   $     --    9,278,493     $  93      $49,482         $(47)
                                                         ==========   ========   ==========     =====      =======         ====

                                                            NOTES                                      ACCUMULATED
                                                          RECEIVABLE    COMPREHENSIVE                     OTHER           TOTAL
                                                             FROM          INCOME       ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                                         STOCKHOLDERS      (LOSS)         DEFICIT        INCOME          EQUITY
                                                         ------------   -------------   -----------   -------------   -------------
Balance at June 30, 1997...............................     $  --                        $(12,303)       $  645          $(10,584)
Accretion of redeemable preferred stock to redemption
  value................................................                                       (80)                            (80)
Issuance of common stock in exchange for redemption
  rights of outstanding preferred stock................                                                                        77
Exchange of Class A convertible preferred stock for
  Series A convertible preferred stock, which was
  redesigned as series C-2 convertible preferred
  stock................................................                                                                     8,382
Exchange of convertible preferred stock for Series B
  convertible preferred stock, which was redesignated
  as series C-3 convertible preferred stock............                                                                     1,943
Redesignation of common stock as series C-1 convertible
  preferred stock......................................                                                                        --
Comprehensive income:
  Net income...........................................                    $   189            189                             189
  Foreign currency translation adjustment..............                        107                          107               107
                                                                           -------
  Comprehensive income.................................                    $   296
                                                            -----          =======       --------        ------          --------
Balance at June 30, 1998...............................        --                         (12,194)          752                34
Conversion of promissory notes to series C-3
  convertible preferred stock..........................                                                                       890
Issuance of common stock...............................      (198)                                                             --
Exercise of stock options..............................                                                                         1
Deferred compensation associated with stock options....                                                                        --
Amortization of deferred compensation..................                                                                        10
Comprehensive income:
  Net income...........................................                    $   481            481                             481
  Foreign currency translation adjustment..............                       (146)                        (146)             (146)
                                                                           -------
  Comprehensive income.................................                    $   335
                                                            -----          =======       --------        ------          --------
Balance at June 30, 1999...............................      (198)                        (11,713)          606             1,270
Exercise of stock options..............................                                                                        35
Amortization of deferred compensation..................                                                                        20
Conversion of outstanding shares of convertible
  preferred stock to shares of common stock............                                                                        --
Proceeds from initial public offering of common stock,
  net of issuance costs................................                                                                    34,703
Exercise of warrants...................................                                                                        --
Proceeds from issuance of common stock to the
  underwriters of the Company's initial public offering
  of common shares pursuant to an option in the
  underwriting agreements..............................                                                                     2,195
Interest on notes receivable from stockholders.........       (12)                                                            (12)
Comprehensive income:
  Net income...........................................                    $ 3,453          3,453                           3,453
  Unrealized gain on investment, net of taxes..........                      2,281                        2,281             2,281
  Foreign currency translation adjustment..............                       (167)                        (167)             (167)
                                                                           -------
  Comprehensive income.................................                    $ 5,567
                                                            -----          =======       --------        ------          --------
Balance at June 30, 2000...............................      (210)                       $ (8,260)       $2,720          $ 43,778
                                                            =====                        ========        ======          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              MOLDFLOW CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   189    $   481    $  3,453
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on sale of long term investment....................       --         --      (1,744)
    Loss on disposals of fixed assets.......................       --         18          40
    Depreciation and amortization...........................      810        881       1,240
    Provision for doubtful accounts.........................      256         29          13
    Foreign exchange losses (gains).........................       51         97         (17)
    Changes in assets and liabilities, net of effects of
      acquisition:
      Accounts receivable...................................   (1,901)        (7)       (600)
      Inventories, prepaid expenses, other current assets...      (47)       209        (891)
      Other assets..........................................      (40)      (209)       (211)
      Accounts payable......................................      122        437        (212)
      Accrued expenses......................................      889     (1,104)        332
      Deferred revenue......................................      442        374         (38)
                                                              -------    -------    --------
        Net cash provided by operating activities...........      771      1,206       1,365
                                                              -------    -------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................     (729)      (863)       (875)
  Investment in marketable securities.......................       --         --      (4,957)
  Acquisition of C-Mold, net of cash acquired...............       --         --      (7,860)
  Proceeds from sale of long term investment................       --         --       1,779
  Proceeds from fixed asset disposals.......................       --          9           4
                                                              -------    -------    --------
        Net cash used in investing activities...............     (729)      (854)    (11,909)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to stockholders...      460         --          --
  Borrowings on bank notes payable..........................    1,495      1,412       1,450
  Payments on bank notes payable............................   (1,124)    (2,120)     (2,276)
  Payments on capital lease obligations.....................     (115)      (200)       (180)
  Proceeds from issuance of common stock....................       --          1      36,933
                                                              -------    -------    --------
        Net cash provided by (used in) financing
          activities........................................      716       (907)     35,927
                                                              -------    -------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (67)        95         636
                                                              -------    -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      691       (460)     26,019
Cash and cash equivalents, beginning of year................    1,009      1,700       1,240
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $ 1,700    $ 1,240    $ 27,259
                                                              =======    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   183    $   225    $    104
  Cash paid for income taxes................................      112        157         212
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisition of fixed assets under capital leases..........  $    18    $    --    $     34
  Conversion of notes payable to stockholder into
    series C-3 convertible preferred stock..................       --        890          --
  Issuance of common stock in exchange for notes
    receivable..............................................       --        198          --

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

    Moldflow Corporation (the "Company") was incorporated in Delaware, USA in January 1997. The Company was formed as the successor corporation to Moldflow International Pty. Ltd. ("MIPL"), an Australian corporation that had been incorporated in March 1994. On August 5, 1997, the stockholders of MIPL effected a reorganization of that company's shares, resulting in MIPL becoming a wholly owned subsidiary of the Company, and the stockholders of MIPL becoming stockholders of the Company (Note 8).

    The Company was formed to design, develop, manufacture and market computer software applications for the design, engineering and manufacture of injection molded plastic parts and, as such, revenues are derived from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

    On April 13, 2000, the Company completed an acquisition of Advanced CAE Technology, Inc., which formerly conducted business as "C-Mold" (Note 3). The business combination was accounted for using the purchase method of accounting. Accordingly, these financial statements present together the financial position and results of operations of the Company and C-Mold from the date of acquisition.

    The Company's fiscal year end is June 30. References to 1998, 1999 or 2000 mean the fiscal year ended June 30, unless otherwise indicated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date and translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income. Statement of income amounts are translated at the average rate for the year. Foreign currency transaction gains and losses are included in other income and expense.

CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments held at major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at cost, which approximates fair value.

MARKETABLE SECURITIES

    The Company's marketable securities at June 30, 2000 consisted of corporate bonds with maturities in excess of three months but less than two years and shares of a publicly traded company. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and

                              MOLDFLOW CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) losses included in accumulated other comprehensive income, net of the related tax effect of $1.2 million. As of June 30, 2000, unrealized gains on these marketable securities were $3.5 million.

ACCOUNTS RECEIVABLE, CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable and marketable securities. The Company's customer base consists of a large number of geographically dispersed customers. The Company maintains reserves for potential credit losses on accounts receivable and such losses, in the aggregate, have not exceeded management expectations. The Company invests its excess cash in financial instruments with high credit quality in accordance with its investment policy, as approved by the board of directors.

    Revenue of $2,074,000 (13% of total revenue), $1,888,000 (9% of total revenue) and $2,268,000 (8% of total revenue) was attributable to one customer in fiscal 1998, 1999 and 2000, respectively. At June 30, 1999 and 2000, accounts receivable from that customer accounted for $153,000 (3% of total accounts receivable) and $182,000 (3% of total accounts receivable), respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At June 30, 2000, the Company's financial instruments consisted of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, deferred revenue, and long-term debt. The carrying amounts of these instruments at June 30, 2000 approximate their fair values.

INVENTORIES

    Inventories are predominantly finished goods and are stated at the lower of cost, using the first-in, first-out method, or market.

FIXED ASSETS

    Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Fixed assets held under capital leases are stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments at the inception of the lease and are amortized using the straight-line method over the shorter of the life of the related asset or the term of the lease. Maintenance and repair costs are charged to expense as incurred; improvements are capitalized. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts with any resulting gain or loss credited or charged to other income.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchase of C-Mold (Note 3). Goodwill is amortized using the straight-line method over seven years. The cost of other acquired intangibles is amortized using the straight-line method over the following useful lives: developed technology--4 years, assembled workforce--4 years and non-compete covenants with former members of C-Mold senior management--5 years.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations, including goodwill and other intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Through June 30, 2000, the Company had not recognized any impairment loss on its long-lived assets.

REVENUE RECOGNITION

    Revenue is derived from the licensing of computer software products and from services consisting of maintenance and support, consulting, material testing and training. The Company has adopted the guidelines of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of
Position 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

    The Company recognizes revenue from sales of software licenses upon product shipment provided that evidence of the purchase commitment exists, the license fee is fixed and determinable, collection is probable and all other revenue recognition criteria of SOP 97-2 are met. Generally, the Company's software products do not require significant modification or customization. Installation of the products is generally routine, requires insignificant effort and is not essential to the functionality of the product. The Company recognizes revenue from maintenance and support ratably over the contract period and from training and other related services as the services are performed.

    Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, the Company considers these multiple elements of a single arrangement. Payment for this arrangement is typically received up-front, and the total fee is then allocated ratably to these elements based upon vendor specific objective evidence of fair value ("VSOE") for each, which is determined based upon the prices charged to customers when these elements are sold separately; the revenue allocated to each is then recognized as described above for these elements.

    When VSOE does not exist for all elements of an arrangement, the Company employs the "residual method" of accounting for revenue recognition, as defined by SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. VSOE for the undelivered elements is determined based on the prices charged to customers when these elements are sold separately, typically from the renewal of the annual maintenance and support contracts.

SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software are expensed prior to

                              MOLDFLOW CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Software development costs eligible for capitalization have not been significant to date.

    Costs of software applications developed or obtained for internal use that are incurred during the applications' development stage are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." Costs eligible for capitalization have not been significant to date.

ADVERTISING COSTS

    The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended June 30, 1998, 1999 and 2000 were $207,000, $741,000 and $714,000, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretation. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's common stock at the date of grant. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation"
(Note 10). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with SFAS No. 128, "Earnings Per Share," ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including restricted stock, options and warrants. The dilutive effect of options and warrants to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period (Note 11).

COMPREHENSIVE INCOME

    As required, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" on July 1, 1998. Under SFAS No. 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2000, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments and unrealized gains on marketable securities.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The individual components of comprehensive income are reflected in the statement of stockholders' equity for the years ended June 30, 1998, 1999 and 2000.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation--An interpretation of APB Opinion No. 25." FIN
No. 44 addresses the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second
Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all quarters of all years beginning after June 15, 2000. The Company did not use derivative instruments or engage in hedging activities in fiscal 2000.

3.  ACQUISITION

    On April 13, 2000, the Company acquired Advanced CAE Technology, Inc., which formerly conducted business as C-Mold, for $11.3 million in cash. The acquisition was accounted for using the purchase method of accounting, and the results of C-Mold have been included in the Company's consolidated financial statements since the date of acquisition. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed at their fair values on the date of the

                              MOLDFLOW CORPORATION

3.  ACQUISITION (CONTINUED)
acquisition, based on management's estimates and, with respect to the identifiable intangible assets, an independent professional appraisal. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price was allocated as follows (in thousands):


Current assets..............................................  $ 4,685
Property and equipment......................................    1,884
Assembled workforce.........................................      832
Developed technology........................................      655
Non-compete covenants.......................................      611
In-process research and development.........................      214
Other long term assets......................................      199
Current liabilities.........................................   (3,780)
Non-current liabilities.....................................     (881)
Goodwill....................................................    6,834
                                                              -------
                                                              $11,253
                                                              =======

    In the opinion of management, the purchased in-process research and development had not yet reached technological feasibility and had no alternative future use. Consequently, a nonrecurring charge of $214,000 was recognized during the fourth quarter of fiscal 2000 to expense the value of the acquired in-process research and development. The value assigned was determined by identifying research projects that were in-process as of the date of acquisition for which technological feasibility had not yet been established. To determine the fair value of the acquired in-process research and development, the Company considered the stage of completion, the costs incurred and the costs to complete, and the contribution of existing core technology, estimating the resulting net future cash flows from the products under development, discounted to their net present value.

    The following table summarizes the unaudited pro forma results of operations for the years ended June 30, 1999 and 2000 as if the acquisition of C-Mold had been completed on July 1, 1998. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, including adjustments to amortization of goodwill and other intangible assets but excluding the nonrecurring charge for in-process research and development. These pro forma amounts do not purport to be indicative of actual results had the acquisition occurred on July 1, 1998 or that may be obtained in the future.

                                                             YEAR ENDED JUNE 30,
                                                            ---------------------
                                                              1999        2000
                                                            ---------   ---------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
                                                                 (UNAUDITED)
Revenue...................................................   $27,889     $33,495
Net income (loss).........................................    (1,573)      2,063
Net income (loss) per common share:
  Basic...................................................   $ (5.94)    $  0.77
  Diluted.................................................     (5.94)       0.29

                              MOLDFLOW CORPORATION

4.  FIXED ASSETS

    Fixed assets consist of the following (in thousands):

                                                    ESTIMATED          JUNE 30,
                                                   USEFUL LIFE    -------------------
                                                     (YEARS)        1999       2000
                                                   ------------   --------   --------
Land.............................................      --         $   562    $   990
Buildings........................................      30           1,392      2,285
Equipment........................................      5-7          2,149      2,557
Computer equipment...............................      3-5          1,491      1,642
Furniture and fixtures...........................     7-10            493        568
Computers and equipment under capital leases.....      3-7            708        633
Other............................................      3-7             20        405
                                                                  -------    -------
                                                                    6,815      9,080
Less--accumulated depreciation and
  amortization...................................                  (3,705)    (4,216)
                                                                  -------    -------
                                                                  $ 3,110    $ 4,864
                                                                  =======    =======

    Depreciation expense, including amortization of assets under capital leases, was $726,000, $881,000, and $929,000 for the years ended June 30, 1998, 1999 and
2000, respectively. Accumulated amortization for assets held under capital leases was $425,000, $596,000 and $575,000 at June 30, 1998, 1999 and 2000,
respectively.

5.  ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Employee wages and commissions..............................   $  565     $1,218
Employee leave costs........................................      604        465
Employee retirement costs...................................      344        620
Professional fees...........................................      591        713
Taxes and withholding.......................................      336      2,104
Severance costs.............................................       --        573
Lease termination charges...................................       --         70
Other.......................................................      395        501
                                                               ------     ------
                                                               $2,835     $6,264
                                                               ======     ======

    In June 2000, the Company recorded a charge of $70,000 related to exit costs incurred in the relocation of its corporate headquarters to Wayland, Massachusetts. The amount is included as a nonrecurring charge in the Company's consolidated statement of income. The exit costs specifically relate to non-cancelable lease costs which terminate in November 2000.

                              MOLDFLOW CORPORATION

6.  NOTES PAYABLE TO STOCKHOLDERS

    In January 1997, certain subsidiaries of the Company entered into loan agreements with stockholders of the Company, which provided the Company with a maximum borrowing amount of $1,073,000. Interest expense incurred by the Company under these agreements in the year ended June 30, 1998 was $85,000.

    On July 6, 1998, the Company converted the outstanding principal balance of the notes of $890,000 into 698,609 shares of the Company's series C-3 convertible preferred stock. Accrued interest of $107,000 was paid in cash upon conversion.

7.  BANK NOTES PAYABLE

LINES OF CREDIT

    In April 1998, the Company entered into an agreement with a bank for a revolving credit facility totaling $3,750,000. In November 1998, the overall facility was reduced to $3,250,000. Borrowings under the facility are secured by certain assets of the Company and its Australian subsidiaries, and by a standby letter of credit issued by an Australian bank. Available borrowings under the line are computed based upon a percentage of domestic and foreign accounts receivable and the value of the standby letter of credit in the amount of $754,000. The line bears interest at the rate of prime plus 1.25% (10.75% at June 30, 2000) and prime plus 1.50% (11.00% at June 30, 2000) on the domestic and foreign lines, respectively, and was subject to a commitment fee of one half of one percent. All outstanding principal plus accrued interest was due in October 1999, however, on October 22, 1999, the term of the facility was extended to December 31, 2000. All other significant provisions of the facility remained unchanged.

    At June 30, 1999 and 2000, borrowings under the facility were $767,000 and $0, respectively. The agreement contains covenants which, among other matters, restrict or limit the ability of the Company to pay dividends, incur indebtedness, merge, acquire or sell assets. The Company must also maintain certain financial ratios regarding liquidity, profitability and net worth, among other restrictions. At June 30, 2000, the Company was in compliance with these covenants.

    In connection with the facility, the Company issued warrants to purchase up to 20,833 shares of the Company's common stock. These warrants were immediately exercisable at $7.20 per share and had an expiration date of April 2005. The value ascribed to these warrants was determined by management using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.8%; expected life of 7 years; expected volatility of 100%; and no dividend yield. The resulting value of the warrants was not significant. The warrants were exercised on March 28, 2000 in connection with the Company's initial public offering of common stock.

EQUIPMENT LOANS

    At June 30, 1999 and 2000, the Company had $65,000 and $13,000,
respectively, outstanding under various equipment term loans. The loans bear interest at variable rates ranging from 6% to 8% and require monthly payments of principal and interest through 2001.

SECURED LOANS

    At June 30, 2000, the Company had $897,000 outstanding under two mortgage contracts secured by real estate in Louisville, Kentucky and Taiwan. Of this amount, $45,000 was classified as current.

                              MOLDFLOW CORPORATION

7.  BANK NOTES PAYABLE (CONTINUED)
    The loan agreement for the Louisville facility has an adjustable interest rate defined at the prime rate (8.25% at June 30, 2000). At June 30, 2000, the unpaid balance was $607,000, of which $23,000 is classified as current. The loan is to be repaid in equal monthly payments of $6,000. Each payment will be applied first to interest with the remainder applied to principal. Based on the current monthly payments of $6,000 and an interest rate of 8.25%, the Company will be required to make a final payment of approximately $490,000 in the year 2005. The agreement is secured by the real property located in Louisville. The Company was in compliance with the related debt covenants at June 30, 2000. This facility is currently being held for sale; if sold, this loan must be repaid.

    The mortgage loan for the Taiwan facility was refinanced by C-Mold during its fiscal 1997 and is due in 2012. At June 30, 2000, the unpaid balance on the mortgage was $290,000, of which $22,000 is classified as current. The interest rate on the mortgage loan is adjusted annually (8.3% at June 30, 2000). Monthly interest and principal payments are $4,000.

    Future principal payments for these mortgages as of June 30, 2000 are as follows (in thousands):

YEAR ENDING JUNE 30,
--------------------
2001........................................................    $ 45
2002........................................................      52
2003........................................................      56
2004........................................................      61
2005........................................................      66
Thereafter..................................................     617
                                                                ----
                                                                 897
Less: current portion.......................................      45
                                                                ----
                                                                $852
                                                                ====

8.  PREFERRED STOCK

    On June 30, 1997, the Board of Directors of MIPL voted to enter into an agreement with its stockholders and with the Company, whereby MIPL would reacquire all of its outstanding and issued shares and issue an equal number of common and convertible preferred shares to the Company. Simultaneously under the arrangement, the former stockholders of MIPL would become stockholders of the Company. Upon execution of the share exchange on August 5, 1997, the Company effectively reorganized and MIPL became a wholly owned subsidiary of the Company. The exchange resulted in the issuance by the Company of common stock, series A convertible preferred stock and series B convertible preferred stock.

    Prior to the exchange, the MIPL preferred stockholders' redemption rights were removed. As consideration for the removal of these redemption rights, these stockholders received 29,167 common shares of MIPL, which were valued at $77,000.

    On March 9, 1998, the Company redesignated the previously issued common, series A convertible preferred and series B convertible preferred into shares of series C-1, C-2 and C-3 convertible preferred stock, respectively. In addition, on that date, the Company increased the number of

                              MOLDFLOW CORPORATION

8.  PREFERRED STOCK (CONTINUED)
authorized common shares from 4,166,667 to 8,333,333 and increased the number of all classes of authorized convertible preferred shares from 5,732,032 to 8,254,386.

    On July 6, 1998, the Company converted the outstanding principal balance of $890,000 in notes payable to stockholders of the Company into 698,609 shares of newly designated series C-3 convertible preferred stock.

    On March 27, 2000, in conjunction with the Company's initial public offering of common shares, all shares of series C-1, C-2 and C-3 convertible preferred stock were automatically converted into common stock in accordance with the terms of their conversion rights. Conversion was based on a formula, which resulted in a 1-for-0.41667 exchange for the series C-1 and C-3 holders and a 1-for-1.54668 exchange for the series C-2 holders.

    Convertible preferred stock consists of the following (amounts in thousands, except share data):

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Series C-1 convertible preferred stock; $0.01 par value;
  4,918,616 and no shares authorized, issued and outstanding
  at June 30, 1999 and 2000, respectively...................  $ 1,151    $    --

Series C-2 convertible preferred stock; $0.01 par value;
  1,855,688 and no shares authorized, issued and outstanding
  at June 30, 1999 and 2000, respectively...................    8,382         --

Series C-3 convertible preferred stock; $0.01 par value;
  1,480,082 shares authorized and 1,365,275 shares issued
  and outstanding at June 30, 1999; no shares authorized,
  issued or outstanding at June 30, 2000....................    2,833         --
                                                              -------    -------

                                                              $12,366    $    --
                                                              =======    =======

    On January 20, 2000, the Board of Directors approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of preferred stock to 5,000,000, with a par value of $0.01 per share. This increase became effective on March 31, 2000.

9.  COMMON STOCK

    Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to dividends when-and-if declared by the Board of Directors.

    On July 1, 1998, the Company issued 551,287 shares of its common stock to certain officers and senior managers of the Company for a cash purchase price of $198,000. In connection with this issuance, the employees entered into Stock Restriction Agreements that contain restrictions on the sale of the shares by the employees and loan agreements evidenced by promissory notes bearing interest at 5.77% and maturing on June 30, 2003. The shares purchased by the employees under the Stock Restriction Agreements vest on varying schedules through fiscal year 2003.

    On January 20, 2000, the Board of Directors approved a 2.4-to-1 reverse stock split of the Company's common stock which became effective on March 23, 2000. All share and per share

                              MOLDFLOW CORPORATION

9.  COMMON STOCK (CONTINUED)
information in the accompanying consolidated financial statements and notes has been retroactively restated to reflect the effect of this reverse stock split.

    On March 31, 2000, the Company completed an initial public offering of common stock, which resulted in the issuance of 3,000,000 shares of common stock. Proceeds to the Company, net of the underwriting discount and costs of the offering, were $34.7 million. Additionally, effective March 31, 2000, the number of authorized shares of common stock of the Company was increased to 60,000,000.

    On April 13, 2000, the underwriters of the Company's initial public offering exercised their option to purchase an additional 450,000 shares of common stock, of which 181,656 shares were issued by the Company. The proceeds to the Company, net of the underwriting discount, were $2.2 million.

    At June 30, 2000 the Company had 2,204,650 shares of its common stock reserved for issuance under the Company's Stock Option and Incentive Plan and Employee Stock Purchase Plan.

10.  STOCK PLANS

STOCK OPTION PLAN

    In August 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan") which provides for the grant of incentive stock options, non-qualified stock options, stock awards and stock purchase rights for the purchase of up to 931,303 shares of the Company's common stock by officers, employees, consultants and directors of the Company. In April 1999, the number of shares available under the 1997 Plan was increased to 1,537,158 shares. The Board of Directors is responsible for administration of the 1997 Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company's voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the book value per share. The Company will not issue any more shares under the 1997 Plan.

    On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 2,000,000 shares of common stock by officers, employees, consultants and directors of the Company. As with the 1997 Plan, the 2000 Plan is administered by the Board of Directors. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company's voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the book value per share.

                              MOLDFLOW CORPORATION

10.  STOCK PLANS (CONTINUED)
    In January 1999 an amendment was made to certain employee stock options which resulted in a determinable measurement date. Deferred compensation of $77,000 was recorded, in accordance with APB No. 25, and is being amortized over the related vesting period. Related compensation expense of $10,000 and $20,000 was recorded during the years ended June 30, 1999 and 2000, respectively. During fiscal 2000, the Company granted options to purchase 1,042 shares of its common stock at an exercise price below the then fair market value of the Company's stock, as determined by the Board of Directors. In addition, the Company granted an option to purchase 521 shares of its common stock to a consultant. The Company recorded compensation expense of $12,000 in fiscal 2000 relating to these two option grants.

    Except for the options noted above, no other compensation cost has been recognized for employee stock-based compensation for the years ended June 30, 1998, 1999 and 2000. Had compensation cost been determined based on the fair value at the grant dates for awards in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) available to common stockholders would have been the pro forma amounts indicated below. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

                                                             YEAR ENDED JUNE 30,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
                                                                (IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net income (loss) available to common stockholders
  As reported.........................................   $ 109      $ 481      $3,453
  Pro forma...........................................     (58)       462       2,285
Net income (loss) per common share:
  Basic--as reported..................................   $  --      $1.82      $ 1.29
  Pro forma basic.....................................      --       1.74        0.86
  Diluted--as reported................................    0.04       0.08        0.48
  Pro forma diluted...................................      --       0.07        0.32

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                                             YEAR ENDED JUNE 30,
                                                     ------------------------------------
                                                       1998          1999          2000
                                                     --------      --------      --------
Dividend yield.....................................      --            --             --
Volatility.........................................   0.001%        0.001%         75.00%
Risk-free interest rate............................     5.8%          4.6%           6.3%
Expected option life...............................   8 yrs         8 yrs        7.3 yrs

                              MOLDFLOW CORPORATION

10.  STOCK PLANS (CONTINUED)
    A summary of the status of the Company's stock options as of June 30, 1998, 1999 and 2000, and changes during the years then ended, is presented below:

                                                1998                            1999                           2000
                                    -----------------------------   ----------------------------   -----------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                    ----------   ----------------   ---------   ----------------   ----------   ----------------
Outstanding at beginning of
  year............................          --        $  --           795,624        $2.45            566,105        $ 3.07
Granted...........................   1,267,277         1.15           375,938         4.44            374,738         15.07
Exercised.........................          --           --          (553,177)        0.36            (45,916)         0.53
Canceled..........................    (471,653)        2.45           (52,280)        0.36            (31,323)         8.49
                                    ----------                      ---------                      ----------
Outstanding at end of year........     795,624         2.45           566,105         3.07            863,604          8.22
                                    ==========                      =========                      ==========
Options exercisable at end of
  year............................     254,392                         68,382                         159,614
Weighted average fair value of
  options granted during the
  year............................  $     0.41                      $    1.37                      $    11.42
Options available for future
  grant...........................     135,679                        417,877                       1,704,650

    In conjunction with the redesignation of the Company's common and preferred stock in March 1998 (Note 8), 390,842 options with an exercise price of $2.64 were exchanged for 697,910 options with an exercise price of $0.36. The exercise price at the time of the exchange was considered the fair market value of the common stock of the Company subsequent to the redesignation. All other terms of the new options remained consistent with the terms of the exchanged options.

    The following table summarizes information about stock options outstanding at June 30, 2000:

                                                            WEIGHTED AVERAGE
                                       WEIGHTED AVERAGE   REMAINING CONTRACTUAL     SHARES      WEIGHTED AVERAGE
EXERCISE PRICE               SHARES        EXERCISE           LIFE (YEARS)        EXERCISABLE    EXERCISE PRICE
--------------              --------   ----------------   ---------------------   -----------   ----------------
$0.36-$5.00...............  257,229         $ 0.73                   5.7             97,522          $0.60
$5.01-$10.00..............  273,084           6.19                   6.9             62,092           6.02
$10.01-$15.00.............   78,941          12.11                   8.7                 --             --
$15.01-$20.00.............  254,350          16.76                   7.7                 --             --
                            -------                                                 -------
$0.36-$20.00..............  863,604           8.22                   6.9            159,614           2.71
                            =======                                                 =======

STOCK PURCHASE PLAN

    On January 20, 2000, the Board of Directors approved the Moldflow Corporation Employee Stock Purchase Plan with an authorization of up to 500,000 shares of common stock. This plan is open to all eligible employees of the Company. Under the plan, each employee may elect to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering period. The purchase price per share is determined based on 85% of the lower of the fair market value of the stock on the first or the last day of each offering period. At June 30, 2000, no shares had been issued under the plan.

11.  NET INCOME PER COMMON SHARE

    Under the provisions of SFAS 128, the computation of basic and diluted net income per common share has been adjusted retroactively for all periods presented to reflect the redesignation of the

                              MOLDFLOW CORPORATION

11.  NET INCOME PER COMMON SHARE (CONTINUED)
Company's common and preferred stock in March 1998 (Note 8). As a result of this treatment of the redesignation, the Company had no common stock outstanding prior to June 30, 1998 for purposes of computing net income per common share. Accordingly, basic net income per common share was zero for the year ended
June 30, 1998.

    Options and warrants to purchase 432,000 and 335,000 shares of common stock were outstanding for the years ended June 30, 1999 and 2000, respectively, but were not included in the calculation of diluted net income per common share, as their inclusion would be antidilutive.

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Net income..................................................   $  189     $  481     $3,453
Accretion on preferred stock................................       80         --         --
                                                               ------     ------     ------
Net income available to common stockholders.................   $  109     $  481     $3,453
                                                               ======     ======     ======
Weighted average shares used in computing net income per
  common share--basic.......................................       --        265      2,667
                                                               ------     ------     ------
Effect of dilutive securities:
  Restricted stock..........................................       --        287        158
  Employee stock options and warrants.......................       34        162        310
  Convertible preferred stock...............................    5,194      5,452      4,055
                                                               ------     ------     ------
    Dilutive potential common shares........................    5,228      5,901      4,523
                                                               ------     ------     ------
Weighted average shares used in computing net income per
  common share--diluted.....................................    5,228      6,166      7,190
                                                               ======     ======     ======
Net income per common share--basic..........................   $   --     $ 1.82     $ 1.29
Net income per common share--diluted........................   $ 0.04     $ 0.08     $ 0.48

12.  INCOME TAXES

    The income before income taxes consists of the following (in thousands):

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Domestic income (loss)......................................    $(57)    $(3,335)    $1,999
Foreign income..............................................     409       3,992      1,705
                                                                ----     -------     ------
  Income before income taxes................................    $352     $   657     $3,704
                                                                ====     =======     ======

                              MOLDFLOW CORPORATION

12.  INCOME TAXES (CONTINUED)
    The provision for income taxes consists of the following (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                          ------------------------------
                                                            1998       1999       2000
                                                          --------   --------   --------
Current:
  Federal...............................................    $ 10       $  5       $ 10
  State.................................................      47         18         73
  Foreign...............................................     184        153         86
                                                            ----       ----       ----
    Total current.......................................     241        176        169
                                                            ----       ----       ----

Deferred:
  Federal...............................................     (78)        --         74
  State.................................................      --         --          8
  Foreign...............................................      --         --         --
                                                            ----       ----       ----
    Total deferred......................................     (78)        --         82
                                                            ----       ----       ----
                                                            $163       $176       $251
                                                            ====       ====       ====

    The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the actual provision is as follows (in thousands):

                                                             YEAR ENDED JUNE 30,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
Statutory federal rate of 34%.........................    $120       $223     $ 1,259
Foreign withholding taxes.............................      36         79         (26)
State income taxes, net of federal benefit............     (51)        12          53
Permanent differences.................................      11        (94)         (6)
Change in valuation allowance.........................      27        (54)     (1,018)
Foreign tax rate differential.........................      35         20          15
Other.................................................     (15)       (10)        (26)
                                                          ----       ----     -------
                                                          $163       $176     $   251
                                                          ====       ====     =======

                              MOLDFLOW CORPORATION

12.  INCOME TAXES (CONTINUED)
    The deferred tax assets and liabilities consist of the following (in thousands):

                                                                 JUNE 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 4,472    $ 4,794
  Foreign tax credit......................................      326        537
  Accrued expenses not deductible for tax purposes........      133        274
  Revenue deferred for financial purposes.................    1,614         47
  Other...................................................      274        465
                                                            -------    -------
    Gross deferred tax assets.............................    6,819      6,117
  Deferred tax asset valuation allowance..................   (6,536)    (5,297)
                                                            -------    -------
    Total deferred tax assets.............................      283        820
Deferred tax liabilities..................................     (205)      (948)
                                                            -------    -------
    Net deferred tax assets (liabilities).................  $    78    $  (128)
                                                            =======    =======

    At June 30, 2000, the Company had available federal, state and foreign net operating loss carryforwards of approximately $9,538,000, $8,241,000 and $3,429,000, respectively. These carryforwards expire at various times through 2020 if not utilized. Under the provisions of the U.S. Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of federal net operating loss carryforwards and tax credit carryforwards which could be utilized annually to offset federal future taxable income and taxes payable.

    Under generally accepted accounting principles, the benefit associated with future deductible differences is recognized if it is more likely than not that the benefit will be realized. Management believes that, based on the Company's historical results of operations, it is more likely than not that a substantial amount of the Company's deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $6,536,000 and $5,297,000 at June 30, 1999 and 2000, respectively. Management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

13.  BENEFIT PLANS

401(K) SAVINGS PLAN

    The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all U.S. based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $132,000, $175,000 and $227,000 to the 401(k) Plan in the years ended June 30, 1998, 1999 and 2000, respectively.

                              MOLDFLOW CORPORATION

13.  BENEFIT PLANS (CONTINUED)
SUPERANNUATION PLAN

    Employees of the Company's Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $157,000, $201,000 and $187,000 to the Superannuation Plan in the years ended June 30, 1998, 1999 and 2000, respectively.

14.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases certain of its office space and certain office equipment under noncancelable operating leases, which expire at various dates through 2009. In June 2000, the Company entered into a five-year lease for a new corporate headquarters in Wayland, Massachusetts. The Company also leases computers and other equipment under capital leases that expire in 2001. Future minimum lease commitments at June 30, 2000, including the new headquarters lease, are as follows (in thousands):

                                                             OPERATING   CAPITAL
YEAR ENDING JUNE 30,                                          LEASES      LEASES
--------------------                                         ---------   --------
2001.......................................................   $1,274       $11
2002.......................................................      949        --
2003.......................................................      825        --
2004.......................................................      776        --
2005.......................................................      768        --
Thereafter.................................................      652        --
                                                              ------       ---
                                                              $5,244        11
                                                              ======
Less: portion representing interest........................                  1
                                                                           ---
                                                                           $10
                                                                           ===

    Total rent expense under these operating leases was $515,000, $664,000 and $837,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

LITIGATION

    On February 17, 1999, the Company filed suit against a former employee and the individual's then current employer, C-Mold, seeking immediate and permanent injunctive relief in connection with the theft and misappropriation of the Company's proprietary trade secrets. The complaint sought permanent injunction against the defendants, actual, consequential and punitive damages, and recovery of all legal costs.

    During fiscal years 1999 and 2000, the Company incurred legal expenses of $620,000 and $785,000, respectively, during the prosecution of this litigation. These expenses have been included in litigation expenses in the consolidated statement of income.

    On April 13, 2000, in connection with the Company's acquisition of C-Mold, this litigation was dismissed with prejudice by the agreement of all parties.

                              MOLDFLOW CORPORATION

15.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic design and manufacturing industry.

    The Company licenses its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company's foreign sales subsidiaries in Europe and Asia.

    The Company's principal software development facility is located in Australia and additional development facilities are located in the United States and the United Kingdom.

    Geographic information regarding the Company's operations was as follows (in thousands):

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Software licenses.........................................  $ 2,945    $ 3,156    $ 6,335
  Services..................................................    2,067      1,856      2,831
                                                              -------    -------    -------
      Total Asia/Australia..................................    5,012      5,012      9,166
                                                              -------    -------    -------
USA
  Software licenses.........................................    2,443      3,904      3,977
  Services..................................................    3,078      3,070      3,827
                                                              -------    -------    -------
    Total USA...............................................    5,521      6,974      7,804
                                                              -------    -------    -------
Europe
  Software licenses.........................................    3,126      5,178      6,430
  Services..................................................    2,730      3,057      3,969
                                                              -------    -------    -------
    Total Europe............................................    5,856      8,235     10,399
                                                              -------    -------    -------
Consolidated
  Software licenses.........................................    8,514     12,238     16,742
  Services..................................................    7,875      7,983     10,627
                                                              -------    -------    -------
    Total consolidated......................................  $16,389    $20,221    $27,369
                                                              =======    =======    =======

                                                                         JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
FIXED ASSETS, NET:
  Asia/Australia............................................  $ 2,325    $ 2,363    $ 2,641
  USA.......................................................      396        408      1,736
  Europe....................................................      257        339        431
                                                              -------    -------    -------
    Total consolidated......................................  $ 2,978    $ 3,110    $ 4,808
                                                              =======    =======    =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Moldflow Corporation:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Moldflow Corporation (the "Company") and its subsidiaries at June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
August 8, 2000

EXHIBIT INDEX

EXHIBIT
NO.                     TITLE
-------                 -----
        10.42           Lease, dated as of June 16, 2000 by and between Wayland
                        Business Center, LLC, as Landlord and Moldflow Corporation
                        as Tenant.

        10.43           Amendment No. 1 to Employment Agreement dated March 20, 2000 between Moldflow Corporation and A. Roland Thomas.

        21.1            List of Subsidiaries of the Company.

        23.1            Consent of PricewaterhouseCoopers LLP.

        27.1            Financial Data Schedule.