Form 10-Q
period 2000-09-30
MOLDFLOW CORP
filed 2000-11-07
CIK 1103234

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000
                       COMMISSION FILE NUMBER: 000-30027

                            ------------------------

                              MOLDFLOW CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE
 (State or other jurisdiction                       04-3406763)
              of                                 (I.R.S. Employer
incorporation or organization)                Identification Number

                    430 BOSTON POST ROAD, WAYLAND, MA 01778
          (Address of principal executive offices, including zip code)

                                 (508) 358-5848
              (Registrant's telephone number, including area code)

                               91 HARTWELL AVENUE
                              LEXINGTON, MA 02401
                 (Former address if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

    There were 9,295,533 shares of our common stock, par value $0.01, outstanding on October 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                         PAGE NUMBER
                                                                         ------------
Part I  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of September 30 and
           June 30, 2000..............................................         3
          Condensed Consolidated Statement of Income for the three
           months ended September 30, 2000 and October 2, 1999........         4
          Condensed Consolidated Statement of Cash Flows for the three
           months ended September 30, 2000 and October 2, 1999........         5
          Notes to Condensed Consolidated Financial Statements........         6
Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................        10
Item 3.   Quantitative and Qualitative Disclosures About Market
           Risk.......................................................        19

Part II  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................        20
Item 2.   Changes in Securities and Use of Proceeds...................        20
Item 4.   Submission of Matters to a Vote of Securities Holders.......        20
Item 6.   Exhibits and Reports on Form 8-K............................        20

Signatures............................................................        21
Exhibit Index.........................................................        22

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                        SEPTEMBER 30,   JUNE 30,
                                                            2000          2000
                                                        -------------   --------
ASSETS
Current assets:
  Cash and cash equivalents...........................     $19,909      $27,259
  Marketable securities...............................      13,846        8,452
  Accounts receivable, net............................       5,695        5,972
  Prepaid expenses and other current assets...........       1,980        1,946
                                                           -------      -------
    Total current assets..............................      41,430       43,629
Fixed assets, net.....................................       5,270        4,864
Intangible assets, net................................       1,870        1,994
Goodwill, net.........................................       6,662        6,628
Other assets..........................................         276          208
                                                           -------      -------
    Total assets......................................     $55,508      $57,323
                                                           =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt obligations............................     $    65      $    68
  Accounts payable....................................       1,710        1,203
  Accrued expenses....................................       5,289        6,264
  Deferred revenue....................................       4,558        5,103
                                                           -------      -------
    Total current liabilities.........................      11,622       12,638
Long-term debt, net of current portion................         840          852
Other long-term liabilities...........................          39           55
                                                           -------      -------
    Total liabilities.................................      12,501       13,545
                                                           -------      -------
Stockholders' equity:
  Common stock........................................          93           93
  Additional paid-in capital..........................      49,502       49,482
  Deferred stock compensation.........................         (43)         (47)
  Notes receivable from stockholders..................        (213)        (210)
  Accumulated deficit.................................      (7,726)      (8,260)
  Accumulated other comprehensive income..............       1,394        2,720
                                                           -------      -------
    Total stockholders' equity........................      43,007       43,778
                                                           -------      -------
    Total liabilities and stockholders' equity........     $55,508      $57,323
                                                           =======      =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                        --------------------------
                                                        SEPTEMBER 30,   OCTOBER 2,
                                                            2000           1999
                                                        -------------   ----------
Revenue:
  Software licenses...................................     $5,222         $2,823
  Services............................................      3,602          2,358
                                                           ------         ------
    Total revenue.....................................      8,824          5,181
                                                           ------         ------

Costs and expenses:
  Cost of software licenses revenue...................        341            169
  Cost of services revenue............................        343            236
  Research and development............................      1,587            835
  Selling and marketing...............................      4,291          2,698
  General and administrative..........................      1,385          1,076
  Litigation..........................................         --            280
  Amortization of goodwill and other intangible
    assets............................................        367             --
                                                           ------         ------
    Total operating expenses..........................      8,314          5,294
                                                           ------         ------

Income (loss) from operations.........................        510           (113)

Interest income (expense), net........................        371             (1)
Other income (loss), net..............................         35            (34)
                                                           ------         ------
    Income (loss) before income taxes.................        916           (148)

Provision (benefit) for income taxes..................        382           (217)
                                                           ------         ------
    Net income........................................     $  534         $   69
                                                           ======         ======

Net income per common share:
    Basic.............................................     $ 0.06         $ 0.20
    Diluted...........................................     $ 0.06         $ 0.01

Shares used in computing net income per common share:
    Basic.............................................      9,186            353
    Diluted...........................................      9,698          6,292

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $   534        $   69
  Adjustments to reconcile to net cash provided by (used in)
    operating activities:
    Loss on disposal of fixed assets........................           7             8
    Depreciation and amortization...........................         618           211
    Provisions for doubtful accounts........................           9             2
    Foreign exchange losses (gains).........................         (16)           27
    Changes in assets and liabilities:
      Accounts receivable...................................         276           249
      Prepaid expenses and other current assets.............         112            16
      Other assets..........................................         (68)         (135)
      Accounts payable......................................         507           (91)
      Accrued expenses......................................        (484)         (444)
      Deferred revenue......................................        (546)         (305)
                                                                 -------        ------
        Net cash provided by (used in) operating
          activities........................................         949          (393)
                                                                 -------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................        (965)         (204)
  Investment in marketable securities.......................      (6,898)           --
  Additional C-Mold acquisition costs.......................        (278)           --
  Proceeds from fixed asset disposals.......................          --             4
                                                                 -------        ------
        Net cash used in investing activities...............      (8,141)         (200)
                                                                 -------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on bank notes payable..........................           5           800
  Payments on bank notes payable............................         (13)         (112)
  Payments on capital lease obligations.....................          (3)          (39)
  Proceeds from issuance of common stock....................          20             1
                                                                 -------        ------
        Net cash provided by financing activities...........           9           650
                                                                 -------        ------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (167)          164
                                                                 -------        ------
Net increase (decrease) in cash and cash equivalents........      (7,350)          221
Cash and cash equivalents, beginning of period..............      27,259         1,240
                                                                 -------        ------
Cash and cash equivalents, end of period....................     $19,909        $1,461
                                                                 =======        ======

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

    The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K. The June 30, 2000 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2. NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including convertible preferred stock, restricted stock, options and warrants. The dilutive effect of options and warrants to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period. The following table presents the calculation for both basic and diluted net income per common share:

                                                            THREE MONTHS ENDED
                                                        --------------------------
                                                        SEPTEMBER 30,   OCTOBER 2,
                                                            2000           1999
                                                        -------------   ----------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Net income............................................     $  534         $   69
                                                           ======         ======
Weighted average shares used in computing net income
  per common share--basic.............................      9,186            353
                                                           ------         ------
Effect of dilutive securities:
  Restricted stock....................................         98            201
  Stock options and warrants..........................        414            249
  Convertible preferred stock.........................         --          5,489
                                                           ------         ------
    Dilutive potential common shares..................        512          5,939
                                                           ------         ------
Weighted average shares used in computing net income
  per common share--diluted...........................      9,698          6,292
                                                           ======         ======
Net income per common share--basic....................     $ 0.06         $ 0.20
Net income per common share--diluted..................     $ 0.06         $ 0.01

3. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    During the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS No. 133"). SFAS No. 133 requires that all derivative financial instruments are recorded on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the instrument is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

    During the first quarter of fiscal 2001, the Company began to hedge a portion of its forecasted foreign currency denominated intercompany sales over a period of up to twelve months using currency options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expenses.

    At the inception of the hedge transaction and on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The Company assesses the hedge effectiveness of its currency options based on changes in the instruments' intrinsic value, which is the value of the option attributable to the difference between the spot exchange rate and the option strike exchange rate. Management expects that at the hedge's inception and through the date of the forecasted sales, the hedge will be effective since the critical terms of the option contracts match those of the anticipated sales. Changes to the time value of the option, which is defined as the total fair value of the option as determined through dealer quotes less the intrinsic value, is deemed to be an ineffective portion of the hedge and is recorded to current earnings as a component of other income and expenses. If the Company determines that a cash flow hedge is no longer probable of occurring or that the hedged instrument is no longer effective, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings as a component of other income and expenses.

    At September 30, 2000, currency options designated as hedging instruments with notional amounts of $4,268,000 and $2,041,000 to exchange Euros and Yen for U.S. dollars, respectively, were outstanding. The fair value of the outstanding options as of September 30, 2000 was $236,000, which has been included in other current assets. Unrealized gains were $107,000 at September 30, 2000, which the Company expects to affect earnings over the next twelve months. During the three months ended September 30, 2000, a net loss of $83,000 related to these hedges was recorded as a component of other income and expenses. The charge represented recognition of the ineffective portion of the Company's outstanding options of $116,000, net of gains of $33,000 on options that settled during the period.

4. ACQUISITION OF C-MOLD

    On April 13, 2000, the Company acquired Advanced CAE Technology, Inc., which had been conducting business as C-Mold, for $11.3 million in cash. The acquisition was accounted for using the purchase method of accounting, and the results of C-Mold have been included in the Company's consolidated financial statements since the date of acquisition. During the three months ended September 30, 2000, certain preacquisition contingencies were resolved that resulted in a $278,000 increase in the consideration paid for C-Mold, which was recorded as additional goodwill. As of September 30, 2000, the carrying value of goodwill was $6.7 million, net of accumulated amortization of $450,000.

5. EXIT COSTS

    In June 2000, the Company recorded a charge of $70,000 related to exit costs incurred in the relocation of its corporate headquarters to Wayland, Massachusetts. The amount was recorded as a nonrecurring charge in the Company's consolidated statement of income for the year ended June 30, 2000, with a related amount included in accrued expenses as of June 30, 2000. During the three months ended September 30, 2000, cash paid against this accrual was $40,000, reducing the remaining accrual to $30,000.

6. COMPREHENSIVE INCOME

    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income for the three-month period ended September 30, 2000 also includes an unrealized gain on the intrinsic value of the Company's hedging instruments and an unrealized loss on the Company's marketable securities, resulting primarily from its minority investment in an Indian software company. It is management's opinion that the remaining unrealized gain on this investment is subject to a number of risks, including the risk that there may not be an active trading market for the remaining shares, currency fluctuation, foreign exchange controls imposed by foreign governments, and other potential risks that may cause this gain to never be fully realized. The following table presents the calculation of comprehensive income:

                                                             THREE MONTHS ENDED
                                                        ----------------------------
                                                        SEPTEMBER 30,    OCTOBER 2,
                                                             2000           1999
                                                        --------------   -----------
                                                               (IN THOUSANDS)
Net income............................................      $   534         $ 69

Other comprehensive income (loss):
  Changes in fair value of marketable securities, net
    of related tax effect.............................         (961)          --
  Changes in value of financial instruments designated
    as hedges.........................................          107           --
  Foreign currency translation adjustment.............         (472)          72
                                                            -------         ----
  Other comprehensive income (loss)...................       (1,326)          72
                                                            -------         ----

Comprehensive income (loss)...........................      $  (792)        $141
                                                            =======         ====

7. SEGMENT AND GEOGRAPHIC INFORMATION

    The following table presents the Company's revenues and net fixed assets by geographic segment:

                                                            THREE MONTHS ENDED
                                                        --------------------------
                                                        SEPTEMBER 30,   OCTOBER 2,
                                                            2000           1999
                                                        -------------   ----------
                                                              (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
  Asia/Australia
    Software licenses.................................     $1,680         $  808
    Services..........................................        917            651
                                                           ------         ------
      Total Asia/Australia............................      2,597          1,459
                                                           ------         ------
  USA
    Software licenses.................................      1,291            694
    Services..........................................      1,540            812
                                                           ------         ------
      Total USA.......................................      2,831          1,506
                                                           ------         ------
  Europe
    Software licenses.................................      2,251          1,321
    Services..........................................      1,145            895
                                                           ------         ------
      Total Europe....................................      3,396          2,216
                                                           ------         ------
  Consolidated
    Software licenses.................................      5,222          2,823
    Services..........................................      3,602          2,358
                                                           ------         ------
      Total consolidated..............................     $8,824         $5,181
                                                           ======         ======
FIXED ASSETS, NET (AS OF PERIOD END):
  Asia/Australia......................................     $2,580         $2,423
  USA.................................................      2,270            282
  Europe..............................................        420            356
                                                           ------         ------
      Total consolidated..............................     $5,270         $3,061
                                                           ======         ======

8. SUBSEQUENT EVENTS

    In September 2000, the Company signed a Purchase and Sale agreement to sell its facility located in Louisville, Kentucky. This facility had been acquired as part of the Company's purchase of C-Mold. The expected closing date of this transaction is on or about November 9, 2000. In conjunction with the sale, it is the Company's intention to retire the outstanding mortgage debt on this property of $604,000. It is management's expectation that the proceeds of the sale will not vary significantly from the carrying value of the facility, which was $1.0 million at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Important Factors That May Affect Future Results" beginning on page 14. Readers should not place undue reliance on our forward-looking statements.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the design and manufacture of plastic injection molded parts. Our products allow a product designer or engineer to simulate the manufacture of a plastic part to determine and maintain the optimal part design and manufacturing conditions throughout the manufacturing process.

    We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. Prior to June 1997, our products consisted solely of our Moldflow Plastics Insight (MPI) series for in-depth mold design. Since then, we have introduced two new product lines. Our Moldflow Plastics Adviser (MPA) Series for part design and high-level mold design was introduced in fiscal 1997 and our Moldflow Plastics Xpert (MPX) Series for production set-up and production monitoring was introduced in fiscal 1999. We have also introduced additional modules of our MPI product series since June 1997. Earlier this year we introduced plasticzone.com, a business and productivity website for professionals working with injection molded plastics. The plasticzone.com site currently offers four primary services, including one which provides our customers with access to our iMPA product, the application service provider
(ASP) version of MPA. In addition, we recently introduced iMPX, a browser-based production monitoring system that enables MPX customers to view production data remotely over corporate intranets.

    We sell our products and services internationally through our direct sales operations in fourteen countries. We also sell through a network of distributors and value-added resellers, and through distribution arrangements with developers of other design software products.

    In April 2000, we acquired Advanced CAE Technologies, Inc. which had been conducting business as "C-Mold." The acquisition was accounted for as a purchase. Accordingly, the operating results of C-Mold have been included in our results of operations from the date of acquisition.

    We generate revenue from two principal sources:

    - license fees for our packaged software products, and

    - services revenue derived from maintenance and support services related to our software products, consulting, training and materials testing.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues:

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 2,
                                                                  2000           1999
                                                              -------------   ----------
Revenue:
  Software licenses.........................................       59.2%          54.5%
  Services..................................................       40.8           45.5
                                                                  -----          -----
      Total revenue.........................................      100.0%         100.0%
                                                                  =====          =====
Costs and expenses:
  Cost of software licenses revenue.........................        3.9%           3.3%
  Cost of services revenue..................................        3.9            4.6
  Research and development..................................       18.0           16.1
  Selling and marketing.....................................       48.6           52.1
  General and administrative................................       15.7           20.8
  Litigation................................................         --            5.4
  Amortization of goodwill and other intangible assets......        4.2             --
                                                                  -----          -----
      Total operating expenses..............................       94.3          102.3
                                                                  -----          -----
Income (loss) from operations...............................        5.7           (2.3)
Interest income (expense), net..............................        4.2             --
Other income (loss), net....................................        0.5           (0.7)
                                                                  -----          -----
      Income (loss) before income taxes.....................       10.4           (3.0)

Provision (benefit) for income taxes........................        4.3           (4.2)
                                                                  -----          -----
      Net income............................................        6.1%           1.2%
                                                                  =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2,
  1999

    REVENUE. Total revenue increased by 70%, or $3.6 million, to $8.8 million for the three months ended September 30, 2000, from $5.2 million for the three months ended October 2, 1999. In the same period, software licenses revenue increased by 85%, or $2.4 million, to $5.2 million. The increase in software licenses revenue was primarily attributable to an increase in our direct sales force and increased sales, particularly in Japan and North America. To a lesser extent, the increase was attributable to our acquisition of C-Mold. Revenue from software licenses accounted for 59% of total revenue during the three-month period ended September 30, 2000 compared to 55% during the three-month period ended October 2, 1999. Services revenue increased by 53%, or $1.2 million, to $3.6 million for the three months ended September 30, 2000 from $2.4 million for the three-month period ended October 2, 1999. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal year 2000, in part resulting from our acquisition of C-Mold. No customer accounted for more than 10% of the total revenue during the three-month periods ended September 30, 2000 and October 2, 1999.

    COST OF REVENUE. The cost of software licenses revenue increased 102%, or $172,000, to $341,000 for the three months ended September 30, 2000 from $169,000 for the three months ended October 2, 1999. This increase was primarily attributable to increased personnel costs and distribution costs associated with new product rollouts as well as an increased percentage of our revenue attributable to our MPX products which have a higher cost than our other products. The cost of services revenue increased 45%, or $107,000, from $236,000 for the three months ended October 2, 1999 to $343,000 for the three months ended September 30, 2000. This increase resulted from increased personnel costs, primarily related to our acquisition of C-Mold.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 90%, or $752,000, to $1.6 million for the three months ended September 30, 2000 from $835,000 for the three months ended October 2, 1999. This increase was attributable to increased personnel costs, primarily related to the addition of research and development personnel in connection with our acquisition of C-Mold.

    SELLING AND MARKETING. Selling and marketing expenses increased 59%, or $1.6 million, to $4.3 million for the three months ended September 30, 2000 from $2.7 million for the three months ended October 2, 1999. This increase was due principally to the increase in the direct sales force, an increase in sales commission expense and additional spending for promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 29%, or $309,000, to $1.4 million for the three months ended September 30, 2000 from $1.1 million for the three months ended October 2, 1999. This resulted from additional personnel costs and an increase in professional fees.

    LITIGATION. The litigation expenses incurred for the three months ended October 2, 1999 amounted to $280,000 and consisted of legal costs to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against counterclaims. The litigation was suspended during the third quarter of fiscal 2000, and upon the closing of our acquisition of C-Mold, all related claims were dismissed. There were no litigation expenses incurred in the three months ended September 30, 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisition of C-Mold, including goodwill, developed technology, assembled workforce and protective covenants. Amortization for the three months ended September 30, 2000 was $367,000; there was no amortization incurred in the three months ended October 2, 1999.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to income of $371,000 in the three months ended September 30, 2000 from an expense of $1,000 for the three months ended October 2, 1999. The change was primarily the result of interest earned on investment of the unused portion of the proceeds from our initial public offering of common stock in March 2000.

    OTHER INCOME (LOSS), NET. Other income (loss), net increased to income of $35,000 in the three months ended September 30, 2000 from a loss of $34,000 for the three months ended October 2, 1999. The change was based primarily on foreign currency movements that result in realized and unrealized exchange gains and losses on intercompany account balances and the recognized gains and losses on our foreign exchange hedging instruments.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $382,000 in the three months ended September 30, 2000. For the three months ended October 2, 1999 the income tax provision was impacted by the receipt of a rebate of tax withholding in Germany of $201,000.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock. As of September 30, 2000, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $19.9 million, our marketable securities balance of $13.8 million and available borrowings of $2.3 million under our $3.3 million domestic and foreign revolving lines of credit, which are secured by substantially all of our assets. Our marketable securities balance at September 30, 2000 included $2.0 million related to our minority investment in a publicly traded Indian software company which is recorded at market value at the end of each reporting period. This value has been subject to significant fluctuation in the past. As of September 30, 2000, there were no amounts outstanding on our lines of credit. Borrowings under our lines of credit are subject to a borrowing base of 80% of eligible domestic accounts receivable, 30% of eligible foreign accounts receivable, and 90% of a standby letter of credit issued by an Australian bank. The assets of our Australian subsidiary secure the standby letter of credit. Interest on these lines of credit is payable monthly at rates of prime plus 1.25% for the domestic line and prime plus 1.5% for the foreign line. The standby letter of credit is subject to a fee of 0.5% per annum. These credit facilities expire on December 31, 2000. We are currently negotiating with the bank to modify and extend the terms of these arrangements.

    Net cash provided by operating activities was $949,000 for the three months ended September 30, 2000. During the corresponding period ended October 2, 1999, net cash of $393,000 was used in operating activities. Cash was provided by operations in 2000 primarily through increases in net income, non-cash charges and accrued expenses, and decreases in other current assets and accounts receivable, offset by a decrease in deferred maintenance and support contracts and an increase in other assets. Cash was used in operations in 1999 through reductions in accrued expenses, deferred maintenance and support contracts and accounts payable, offset by a reduction in accounts receivable.

    Net cash used in investing activities was $8.1 million for the three-month period ended September 30, 2000 and $200,000 for the three-month period October 2, 1999. Net cash used in investing activities reflected primarily the transfer of cash into marketable securities and the purchase of fixed assets during the three months ended September 30, 2000. Net cash used for investing activities for the corresponding period in 1999 reflected amounts used for purchases of property and equipment.

    Net cash provided by financing activities was $9,000 and $650,000 for the three-month periods ended September 30, 2000 and October 2, 1999, respectively. Net cash provided by financing activities in the three months ended
September 30, 2000 reflected primarily receipts for the exercise of employee stock options, offset by payments on debt obligations. For the three-month period ended October 2, 1999, net cash provided reflected primarily borrowings on bank notes payable, offset by payments on debt obligations.

    We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this Quarterly Report. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN
No. 44 addresses the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company's adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." This statement was amended by the issuance of SAB 101B, "Second
Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position and results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all quarters of all years beginning after June 15, 2000. During the three-month period ended September 30, 2000, the Company began to engage in hedging activities and as such has adopted the accounting and reporting requirements of SFAS 133.

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

    WE MAY LOSE SALES TO COMPETITORS IF WE ARE UNABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

    Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our current and future proprietary technology through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may be unable to maintain the proprietary nature of our technology. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. We face the following risks in protecting our intellectual property:

    - we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology.

    - third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies.

    - the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public.

    - our trade secrets may also become known without breach of such agreements or may be independently developed by competitors, and

    - foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights.

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

    Additionally, we intend to engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill and other acquired intangible assets that could adversely affect our results of operations.

    WE HAVE MORE LIMITED FINANCIAL AND OTHER RESOURCES THAN MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST THEM.

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

    We have experienced significant fluctuations in our results of operations on a quarterly basis. In particular, we have historically experienced lower or relatively unchanged revenue in our first fiscal quarter as compared with the preceding quarter as a result of seasonal factors. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

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

    The implementation of our business strategy could result in a period of rapid growth in the number of our employees and the scope of our operations. In addition, in connection with the acquisition of C-Mold, we have expanded the number of employees and facilities. Rapid expansion could place a significant strain on our senior management team and our operational, financial and other resources as we attempt to expand our operations in multiple locations around the world. We may have difficulty effectively managing the budgeting, forecasting, global hiring and other business control issues presented by such a rapid expansion. This could, among other things, adversely affect our relationships with our customers and result in delays in billing and collections of revenue from our customers and increased costs.

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

    DISRUPTION OF OPERATIONS AT OUR DEVELOPMENT FACILITIES COULD INTERFERE WITH OUR PRODUCT DEVELOPMENT AND PRODUCTION CYCLES.

    A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, is presently located at operating facilities in Australia, the United States and the United Kingdom. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at any of these facilities could severely disrupt our product development.

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

    OUR STOCK PRICE IS HIGHLY VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES AND OUR MANAGEMENT'S ATTENTION MAY BE DIVERTED FROM MORE PRODUCTIVE TASKS.

    The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:

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

    In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management's attention and resources and could harm our business, financial condition and results of operations.

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

    We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. We have begun to engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. We cannot assure you, however, that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

    (i) In July 2000, we issued 1,467 shares of common stock upon the exercise of previously granted stock options at an aggregate exercise price of $3,927.

    (ii) In August 2000, we issued 6,471 shares of common stock upon the exercise of previously granted stock options at an aggregate exercise price of $10,529.

   (iii) In September 2000, we issued 4,576 shares of common stock upon the exercise of previously granted stock options at an aggregate exercise price of $5,836.

USE OF PROCEEDS FROM REGISTERED SECURITIES

    The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was March 27, 2000, and the Commission file number assigned to the registration statement is 333-95289. The use of proceeds of our initial public offering has not changed from that reported in our quarterly report on Form 10-Q for the period ended April 1, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)            Exhibits:
        27.1            Financial Data Schedule
         (b)            Reports on Form 8-K
                        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MOLDFLOW CORPORATION

                                                       By:               /s/ MARC J. L. DULUDE
                                                               ----------------------------------------
                                                                           Marc J. L. Dulude
                                                       Title:    PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       MOLDFLOW CORPORATION

                                                       By:               /s/ SUZANNE E. ROGERS
                                                               ----------------------------------------
                                                                           Suzanne E. Rogers
                                                       Title:        VICE PRESIDENT OF FINANCE AND
                                                                  ADMINISTRATION AND CHIEF FINANCIAL
                                                                                OFFICER
Date: November 7, 2000                                               (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

        27.1            Financial Data Schedule