Form 10-K/A
period 2000-06-30
MOLDFLOW CORP
filed 2000-11-13
CIK 1103234

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                ---------------

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

    The Company's Form 10-K reported the following unaudited pro forma results in Note 3 to the Company's consolidated financial statements to reflect the Company's acquisition of C-Mold as if it had occurred on July 1, 1998:


                                      FISCAL YEAR ENDED JUNE 30,
                                    ------------------------------
                                       1999                 2000
                                    ------------          ---------
                                               (unaudited)

Unaudited pro forma
   net income (loss)
   per common share:
      Basic.....................       $(5.94)               $0.77
      Diluted...................        (5.94)                0.29

    This Form 10-K/A is being filed solely to correct an error in computing the unaudited pro forma net income (loss) per common share in Note 3 to the Company's consolidated financial statements. Because the Company did not have sufficient capital available to fund the C-Mold acquisition as of the assumed pro forma date of July 1, 1998, the preparation of pro forma financial data on a per share basis should include an assumption that 861,538 shares of the Company's common stock were issued to fund this acquisition. In fact, these shares were not issued on July 1, 1998 and the C-Mold acquisition was funded out of the proceeds of the Company's initial public offering. The Company's audited consolidated financial statements for each of the fiscal years ended June 30, 1999 and 2000, including the Company's actual net income per common share, as well as the unaudited pro forma revenue and net income (loss) in
Note 3, are unchanged from those previously reported in this Form 10-K.

    The corrected unaudited pro forma disclosure is as follows:


                                     FISCAL YEAR ENDED JUNE 30,
                                    ------------------------------
                                        1999                2000
                                    -----------           --------
                                               (unaudited)

Unaudited pro forma
   net income (loss)
   per common share:
      Basic.....................      $(1.40)               $0.62
      Diluted...................       (1.40)                0.26


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
       +10.25           Letter Amendment, dated July 1, 1999, to Service Agreement between Moldflow Pty. Ltd. and A. Roland Thomas.**
       +10.26           Loan Agreement, dated July 1, 1999 between Moldflow Pty.
                        Ltd. and A. Roland Thomas.**
       +10.27           Moldflow Corporation 2000 Stock Option and Incentive Plan.
       +10.28           Form of Incentive Stock Option Agreement under the Moldflow
                        Corporation 2000 Stock Option and Incentive Plan.
       +10.29           Form of Non-Qualified Stock Option Agreement for Company
                        Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan.
       +10.30           Moldflow Corporation Employee Stock Purchase Plan.
       +10.31           Moldflow Corporation 1997 Equity Incentive Plan.
       +10.32           Form of Incentive Stock Option Agreement under the Moldflow
                        Corporation 1997 Equity Incentive Plan.
       +10.33           Form of Non-Qualified Stock Option Agreement under the
                        Moldflow Corporation 1997 Equity Incentive Plan.
       +10.34           Form of Non-Qualified Stock Option Agreement for Australian
                        employees under the Moldflow Corporation 1997 Equity
                        Incentive Plan.
       +10.35           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Marc J. L. Dulude.**
       +10.36           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Suzanne E. Rogers.**
       +10.37           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Kenneth R. Welch.**
       +10.38           Employment Agreement, dated February 1, 2000, between the
                        Registrant and Richard M. Underwood.**
       +10.39           Employment Agreement, dated March 20, 2000, between the
                        Registrant and A. Roland Thomas.**
       +10.40           Form of Director Indemnification Agreement to be entered
                        into between the Registrant and each non-employee
                        director.**
       +10.41           Form of Non-Qualified Stock Option Agreement for
                        Non-Employee Directors under the Moldflow Corporation 2000
                        Stock Option and Incentive Plan.**
     ***10.42           Lease, dated as of June 16, 2000 by and between Wayland
                        Business Center, LLC, as Landlord and Moldflow Corporation
                        as Tenant.
     ***10.43           Amendment No. 1 to Employment Agreement dated March 20, 2000 between Moldflow Corporation and A. Roland Thomas.**
      ***21.1           Subsidiaries of the Registrant.
      ***23.1           Consent of PricewaterhouseCoopers LLP.
      ***27.1           Financial Data Schedule.

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

*** Previously filed as an exhibit to this Annual Report on Form 10-K.

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

    14(d) OTHER FINANCIAL STATEMENTS

Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ SUZANNE E. ROGERS
                                                            -----------------------------------------
                                                                        Suzanne E. Rogers
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: November 13, 2000

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

                                                             YEAR ENDED JUNE 30,
                                                            ---------------------
                                                              1999        2000
                                                            ---------   ---------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
                                                                 (UNAUDITED)
Revenue...................................................   $27,889     $33,495
Net income (loss).........................................    (1,573)      2,063
Net income (loss) per common share:
  Basic...................................................   $ (1.40)    $  0.62
  Diluted.................................................     (1.40)       0.26

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