Form 10-Q
period 2000-12-30
MOLDFLOW CORP
filed 2001-02-12
CIK 1103234

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

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2000

                       COMMISSION FILE NUMBER: 000-30027

                            ------------------------

                              MOLDFLOW CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3406763
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                  Identification Number)

                    430 BOSTON POST ROAD, WAYLAND, MA 01778
          (Address of principal executive offices, including zip code)

                                 (508) 358-5848
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

    There were 10,070,863 shares of our common stock, par value $0.01, outstanding on February 5, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                          PAGE NUMBER
                                                                          -----------
Part I  FINANCIAL INFORMATION
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheet as of December 30 and
              June 30, 2000.............................................       3
            Condensed Consolidated Statement of Income for the three
              months ended December 30 and January 1, 2000 and for the
              six months ended December 30 and January 1, 2000..........       4
            Condensed Consolidated Statement of Cash Flows for the six
              months ended December 30 and January 1, 2000..............       5
            Notes to Condensed Consolidated Financial Statements........       6
Item 2.     Management's Discussion and Analysis of Financial Condition       11
              and Results of Operations.................................
            Quantitative and Qualitative Disclosures About Market
Item 3.       Risk......................................................      21

Part II OTHER INFORMATION
Item 1.     Legal Proceedings...........................................      22
Item 2.     Changes in Securities and Use of Proceeds...................      22
Item 4.     Submission of Matters to a Vote of Securities Holders.......      22
Item 6.     Exhibits and Reports on Form 8-K............................      22
Signatures  ............................................................      23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              DECEMBER 30,   JUNE 30,
                                                                  2000         2000
                                                              ------------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $31,672     $27,259
  Marketable securities.....................................      14,876       8,452
  Accounts receivable, net..................................       8,030       5,972
  Prepaid expenses and other current assets.................       2,515       1,946
                                                                 -------     -------
      Total current assets..................................      57,093      43,629
Fixed assets, net...........................................       4,348       4,864
Intangible assets, net......................................       1,747       1,994
Goodwill, net...............................................       6,384       6,628
Other assets................................................         280         208
                                                                 -------     -------
      Total assets..........................................     $69,852     $57,323
                                                                 =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt obligations..................................     $    26     $    68
  Accounts payable..........................................       1,846       1,203
  Accrued expenses..........................................       6,270       6,264
  Deferred revenue..........................................       4,895       5,103
                                                                 -------     -------
      Total current liabilities.............................      13,037      12,638
Long-term debt, net of current portion......................         242         852
Other long-term liabilities.................................          61          55
                                                                 -------     -------
      Total liabilities.....................................      13,340      13,545
                                                                 -------     -------
Stockholders' equity:
  Common stock..............................................         101          93
  Additional paid-in capital................................      62,309      49,482
  Deferred stock compensation...............................         (38)        (47)
  Notes receivable from stockholders........................         (53)       (210)
  Accumulated deficit.......................................      (6,437)     (8,260)
  Accumulated other comprehensive income....................         630       2,720
                                                                 -------     -------
      Total stockholders' equity............................      56,512      43,778
                                                                 -------     -------
      Total liabilities and stockholders' equity............     $69,852     $57,323
                                                                 =======     =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  -------------------------   -------------------------
                                                  DECEMBER 30,   JANUARY 1,   DECEMBER 30,   JANUARY 1,
                                                      2000          2000          2000          2000
                                                  ------------   ----------   ------------   ----------
Revenue:
  Software licenses.............................     $ 6,728       $ 3,828       $11,950       $ 6,651
  Services......................................       3,690         2,495         7,292         4,853
                                                     -------       -------       -------       -------
      Total revenue.............................      10,418         6,323        19,242        11,504
                                                     -------       -------       -------       -------

Costs and expenses:
  Cost of software licenses revenue.............         420           153           761           322
  Cost of services revenue......................         396           255           739           491
  Research and development......................       1,592           874         3,179         1,709
  Selling and marketing.........................       4,650         3,113         8,941         5,811
  General and administrative....................       1,690         1,201         3,075         2,277
  Litigation....................................          --           250            --           530
  Amortization of goodwill and other intangible
    assets......................................         392            --           759            --
                                                     -------       -------       -------       -------
      Total operating expenses..................       9,140         5,846        17,454        11,140
                                                     -------       -------       -------       -------

Income from operations..........................       1,278           477         1,788           364

Interest income (expense), net..................         588           (38)          960           (39)
Other income (loss), net........................          27           (30)           62           (64)
                                                     -------       -------       -------       -------
      Income before income taxes................       1,893           409         2,810           261

Provision (benefit) for income taxes............         605            45           987          (172)
                                                     -------       -------       -------       -------
      Net income................................     $ 1,288       $   364       $ 1,823       $   433
                                                     =======       =======       =======       =======

Net income per common share:
      Basic.....................................     $  0.14       $  0.96       $  0.20       $  1.19
      Diluted...................................     $  0.13       $  0.06       $  0.19       $  0.07

Shares used in computing net income per common
  share:
      Basic.....................................       9,371           378         9,279           365
      Diluted...................................       9,904         6,325         9,801         6,308

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                              -------------------------
                                                              DECEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                              ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  1,823       $   433
  Adjustments to reconcile to net cash provided by operating activities:
    Loss on disposal of fixed assets........................           7             8
    Depreciation and amortization...........................       1,279           417
    Provisions for doubtful accounts........................          26             7
    Foreign exchange losses (gains).........................         (58)           56
    Changes in assets and liabilities:
      Accounts receivable...................................      (2,067)          (23)
      Prepaid expenses and other current assets.............        (390)         (382)
      Other assets..........................................          29            67
      Accounts payable......................................         602          (208)
      Accrued expenses......................................         917            24
      Deferred revenue......................................        (191)         (189)
                                                                --------       -------
        Net cash provided by operating activities...........       1,977           210
                                                                --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................      (1,300)         (391)
  Investment in marketable securities.......................      (9,171)           --
  Additional C-Mold acquisition costs.......................        (269)           --
  Proceeds from fixed asset disposals.......................       1,126             4
                                                                --------       -------
        Net cash used in investing activities...............      (9,614)         (387)
                                                                --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repayment of notes receivable from
    stockholders............................................         173            --
  Borrowings on bank notes payable..........................           5         1,000
  Payments on bank notes payable............................        (629)         (803)
  Payments on capital lease obligations.....................          (9)          (78)
  Proceeds from issuance of common stock....................      12,828            15
                                                                --------       -------
        Net cash provided by financing activities...........      12,368           134
                                                                --------       -------

Effect of exchange rate changes on cash and cash
  equivalents...............................................        (318)          131
                                                                --------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................       4,413            88
Cash and cash equivalents, beginning of period..............      27,259         1,240
                                                                --------       -------
Cash and cash equivalents, end of period....................    $ 31,672       $ 1,328
                                                                ========       =======

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

    The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K, as amended. The June 30, 2000 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and six month periods ended December 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2.  NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including convertible preferred stock, restricted stock, options and warrants. The dilutive effect of options and warrants to purchase common stock is determined

                              MOLDFLOW CORPORATION
under the treasury stock method using the average fair value of common stock for the period. The following table presents the calculation for both basic and diluted net income per common share:

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        -------------------------   -------------------------
                                                        DECEMBER 30,   JANUARY 1,   DECEMBER 30,   JANUARY 1,
                                                            2000          2000          2000          2000
                                                        ------------   ----------   ------------   ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income............................................     $1,288        $  364        $1,823        $  433
                                                           ======        ======        ======        ======
Weighted average shares used in computing net income
  per common share--basic.............................      9,371           378         9,279           365
                                                           ------        ------        ------        ------
Effect of dilutive securities:
  Restricted stock....................................         75           178            87           189
  Stock options and warrants..........................        458           280           435           265
  Convertible preferred stock.........................         --         5,489            --         5,489
                                                           ------        ------        ------        ------
      Dilutive potential common shares................        533         5,947           522         5,943
                                                           ------        ------        ------        ------
Weighted average shares used in computing net income
  per common share--diluted...........................      9,904         6,325         9,801         6,308
                                                           ======        ======        ======        ======
Net income per common share--basic....................     $ 0.14        $ 0.96        $ 0.20        $ 1.19
Net income per common share--diluted..................     $ 0.13        $ 0.06        $ 0.19        $ 0.07

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

    The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to twelve months using currency options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expenses.

    At the inception of the hedge transaction and on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The Company assesses the hedge effectiveness of its currency options based on changes in the instruments' intrinsic value, which is the value of the option attributable to the difference between the spot exchange rate and the option strike exchange rate. Management expects that at the hedge's inception and through the date of the forecasted sales and research and development payments, the hedge will be effective since the critical terms of the option contracts match those of the anticipated transactions. Changes to the time value of the option, which is defined as the total fair value of the option as determined through dealer quotes less the intrinsic value, is deemed to be an ineffective portion of the hedge and is recorded to current earnings as a component of other income and expenses. If the Company determines that a cash flow hedge is no longer probable of occurring or that the hedged instrument is no longer effective, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings as a component of other income and expenses.

                              MOLDFLOW CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    At December 30, 2000, currency options designated as hedging instruments with notional amounts of $4,267,000, $2,905,000 and $1,973,000 to exchange Euros, Yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair value of the outstanding options as of December 30, 2000 was $218,000, which has been included in other current assets. Unrealized gains were $65,000 at December 30, 2000, which the Company expects to affect earnings over the next twelve months. During the three months ended December 30, 2000, a net loss of $37,000 related to these hedges was recorded as a component of other income and expenses. The charge represented recognition of the ineffective portion of the Company's outstanding options of $89,000, net of gains of $52,000 on options that were settled during the period. During the six months ended December 30, 2000, a net loss of $120,000 related to these hedges was recorded as a component of other income and expenses. The charge represented recognition of the ineffective portion of the Company's outstanding options of $205,000, net of gains of $85,000 on options that were settled during the period.

4.  ACQUISITION OF C-MOLD

    On April 13, 2000, the Company acquired Advanced CAE Technology, Inc., which had been conducting business as C-Mold, for $11.3 million in cash. The acquisition was accounted for using the purchase method of accounting, and the results of C-Mold have been included in the Company's consolidated financial statements since the date of acquisition. During the six months ended
December 30, 2000, certain other preacquisition contingencies were resolved that resulted in a $392,000 increase in the consideration paid for C-Mold, which was recorded as an increase to goodwill.

    On November 10, 2000, the Company sold its facility in Louisville, Kentucky, which had been acquired as part of the Company's purchase of C-Mold, for proceeds of $1.2 million. As such, the realized gain of $123,000 has been recorded as a reduction to goodwill. In connection with the sale, the Company retired the outstanding mortgage debt on the property, which was $604,000.

    As of December 30, 2000, the carrying value of goodwill was $6.4 million, net of accumulated amortization of $719,000.

5.  EXIT COSTS

    In June 2000, the Company recorded a charge of $70,000 related to exit costs incurred in the relocation of its corporate headquarters to Wayland, Massachusetts. The amount was recorded as a nonrecurring charge in the Company's consolidated statement of income for the year ended June 30, 2000, with a related amount included in accrued expenses as of June 30, 2000. During the six months ended December 30, 2000, cash paid against this accrual was $70,000, eliminating the remaining accrual.

6.  COMMON STOCK

    On December 12, 2000, the Company completed a public offering of 2,305,000 shares of common stock, of which 1,730,000 shares were sold by certain selling shareholders and 575,000 shares were issued by the Company. The proceeds to the Company, net of underwriting discount and costs of the offering, were $9.7 million. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

    On December 19, 2000, the underwriters of the public offering exercised their option to purchase an additional 345,750 shares of common stock, of which 170,000 were issued by the Company. The proceeds to the Company, net of underwriting discount, were $3.1 million.

                              MOLDFLOW CORPORATION

7.  COMPREHENSIVE INCOME

    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income for the three month and six month periods ended December 30, 2000 includes unrealized gains and losses on the intrinsic value of the Company's hedging instruments and an unrealized loss on the Company's marketable securities, resulting primarily from its minority investment in an Indian software company. It is management's opinion that the remaining unrealized gain on this investment, which is included as a component of accumulated other comprehensive income, is subject to a number of risks, including the risk that the investee company's financial results may result in a further decrease in its share price, there may not be an active trading market for the remaining shares, currency fluctuation, foreign exchange controls imposed by foreign governments, and other potential risks that may cause this gain to never be fully realized. The following table presents the calculation of comprehensive income:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  -------------------------   -------------------------
                                                  DECEMBER 30,   JANUARY 1,   DECEMBER 30,   JANUARY 1,
                                                      2000          2000          2000          2000
                                                  ------------   ----------   ------------   ----------
                                                                      (IN THOUSANDS)
Net income......................................     $ 1,288       $  364        $ 1,823       $   433
                                                     -------       ------        -------       -------

Other comprehensive income (loss):
    Changes in fair value of marketable
      securities, net of related tax effect.....        (817)          --         (1,778)           --
    Changes in value of financial instruments
      designated as hedges......................         (42)          --             65            --
    Foreign currency translation adjustment.....          95          (37)          (377)           35
                                                     -------       ------        -------       -------

    Other comprehensive income (loss)...........        (764)         (37)        (2,090)           35
                                                     -------       ------        -------       -------
Comprehensive income (loss).....................     $   524       $  327        $  (267)      $   468
                                                     =======       ======        =======       =======

                              MOLDFLOW CORPORATION

8.  SEGMENT AND GEOGRAPHIC INFORMATION

    The following table presents the Company's revenues and net fixed assets by geographic segment:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  -------------------------   -------------------------
                                                  DECEMBER 30,   JANUARY 1,   DECEMBER 30,   JANUARY 1,
                                                      2000          2000          2000          2000
                                                  ------------   ----------   ------------   ----------
                                                                      (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Software licenses.............................     $ 2,341       $1,062        $ 4,021       $ 1,871
  Services......................................       1,021          666          1,938         1,317
                                                     -------       ------        -------       -------
    Total Asia/Australia........................       3,362        1,728          5,959         3,188
                                                     -------       ------        -------       -------
USA
  Software licenses.............................       2,172        1,347          3,462         2,040
  Services......................................       1,430          833          2,971         1,646
                                                     -------       ------        -------       -------
    Total USA...................................       3,602        2,180          6,433         3,686
                                                     -------       ------        -------       -------
Europe
  Software licenses.............................       2,215        1,419          4,467         2,740
  Services......................................       1,239          996          2,383         1,890
                                                     -------       ------        -------       -------
    Total Europe................................       3,454        2,415          6,850         4,630
                                                     -------       ------        -------       -------
Consolidated
  Software licenses.............................       6,728        3,828         11,950         6,651
  Services......................................       3,690        2,495          7,292         4,853
                                                     -------       ------        -------       -------
    Total consolidated..........................     $10,418       $6,323        $19,242       $11,504
                                                     =======       ======        =======       =======

FIXED ASSETS, NET (AS OF PERIOD END):
  Asia/Australia................................     $ 2,618       $2,429
  USA...........................................       1,292          247
  Europe........................................         438          350
                                                     -------       ------
    Total consolidated..........................     $ 4,348       $3,026
                                                     =======       ======

9.  SUBSEQUENT EVENTS

    On February 12, 2001, the Company entered into a definitive agreement to acquire all of the outstanding shares of Branden Technologies, Inc. The proposed purchase price is $3.5 million in cash, including the retirement of approximately $1.0 million of outstanding debt of Branden and excluding transaction costs. The transaction is expected to be completed during the third fiscal quarter of 2001.

    In January 2001, the Company completed the restructuring of its working capital credit line with a U.S. bank resulting in an increase in the available borrowings to $5.0 million. Borrowings under the credit facility bear interest at the prime rate. The line is subject to an annual fee equal to one quarter of one percent of the maximum available borrowings. In connection with this arrangement, the bank relinquished its security interest over all of the Company's assets except for $5.0 million of cash, which is to be deposited with the bank and which may be invested by the Company in interest bearing securities. In addition, other elements of credit support, including a standby letter of credit from an Australian bank and the guarantees of certain subsidiaries of the Company, were released.

    In connection with the release of the standby letter of credit from the Australian bank, the Company restructured the available credit line from the Australian lender, resulting in a decrease of the total available credit from $1.0 million to $0.4 million and the elimination of certain borrowing costs. The Australian credit facility continues to be secured by the real estate and other assets of a subsidiary of the company. All other material terms remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Important Factors That May Affect Future Results" beginning on page 16. Readers should not place undue reliance on our forward-looking statements.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the design and manufacture of plastic injection molded parts. Our products allow a product designer or engineer to simulate the manufacture of a plastic part to determine and maintain the optimal part design and manufacturing conditions throughout the manufacturing process.

    We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. Prior to June 1997, our products consisted solely of our Moldflow Plastics Insight (MPI) series for in-depth mold design. Since then, we have introduced two additional product lines. Our Moldflow Plastics Adviser (MPA) series for part design and high-level mold design was introduced in fiscal 1997 and our Moldflow Plastics Xpert (MPX) series for production set-up and production monitoring was introduced in fiscal 1999. We have also introduced additional modules of our MPI product series since
June 1997. In fiscal 2000 we introduced plasticszone.com, a business and productivity website for professionals working with injection molded plastics. The plasticszone.com site currently offers five zones, including one which provides our customers with access to our IMPA product, the application service provider (ASP) version of MPA. In addition, we recently introduced IMPX, a browser-based production monitoring system that enables MPX customers to view production data remotely over corporate intranets.

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

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues:

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       -------------------------   -------------------------
                                                       DECEMBER 30,   JANUARY 1,   DECEMBER 30,   JANUARY 1,
                                                           2000          2000          2000          2000
                                                       ------------   ----------   ------------   ----------
Revenue:
  Software licenses..................................       64.6%         60.5%         62.1%         57.8%
  Services...........................................       35.4          39.5          37.9          42.2
                                                           -----         -----         -----         -----
      Total revenue..................................      100.0%        100.0%        100.0%        100.0%
                                                           =====         =====         =====         =====

Costs and expenses:
  Cost of software licenses revenue..................        4.0%          2.4%          4.0%          2.8%
  Cost of services revenue...........................        3.8           4.0           3.8           4.3
  Research and development...........................       15.3          13.8          16.5          14.9
  Selling and marketing..............................       44.6          49.2          46.5          50.5
  General and administrative.........................       16.2          19.0          16.0          19.8
  Litigation.........................................         --           4.0            --           4.6
  Amortization of goodwill and other intangible
    assets...........................................        3.8            --           3.9            --
                                                           -----         -----         -----         -----
      Total operating expenses.......................       87.7          92.4          90.7          96.9
                                                           -----         -----         -----         -----

Income from operations...............................       12.3           7.6           9.3           3.1
Investment income (expense), net.....................        5.6          (0.6)          5.0          (0.3)
Other income (loss), net.............................        0.3          (0.5)          0.2          (0.5)
                                                           -----         -----         -----         -----
      Income before income taxes.....................       18.2           6.5          14.5           2.3
Provision (benefit) for income taxes.................        5.8           0.7           5.1          (1.5)
                                                           -----         -----         -----         -----
      Net income.....................................       12.4%          5.8%          9.4%          3.8%
                                                           =====         =====         =====         =====

THREE MONTHS ENDED DECEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 1,
  2000

    REVENUE. Total revenue increased by 65%, or $4.1 million, to $10.4 million for the three months ended December 30, 2000, from $6.3 million for the three months ended January 1, 2000. In the same period, software licenses revenue increased by 76%, or $2.9 million, to $6.7 million. The increase in software licenses revenue was primarily attributable to an increase in our direct sales force and increased sales, particularly in Japan and North America. To a lesser extent, the increase was attributable to our acquisition of C-Mold. Revenue from software licenses accounted for 65% of total revenue during the three months ended December 30, 2000 compared to 61% during the three months ended
January 1, 2000. Services revenue increased by 48%, or $1.2 million, to $3.7 million for the three months ended December 30, 2000 from $2.5 million for the three months ended January 1, 2000. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal year 2000, in part resulting from our acquisition of C-Mold. No customer accounted for more than 10% of the total revenue during the three months ended December 30, 2000 and January 1, 2000.

    COST OF REVENUE. The cost of software licenses revenue increased 175%, or $267,000, to $420,000 for the three months ended December 30, 2000 from $153,000 for the three months ended January 1, 2000. This increase was primarily attributable to increased sales of MPX and to royalty fees. The cost of services revenue increased 55%, or $141,000, from $255,000 for the three months ended January 1, 2000 to $396,000 for the three months ended December 30, 2000. This increase resulted from increased personnel and travel costs, primarily related to our acquisition of C-Mold.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 82%, or $718,000, to $1.6 million for the three months ended December 30, 2000 from $874,000 for the three months ended January 1, 2000. This increase was attributable to increased personnel costs, primarily related to the addition of research and development personnel in connection with our acquisition of C-Mold.

    SELLING AND MARKETING. Selling and marketing expenses increased 49%, or $1.5 million, to $4.7 million for the three months ended December 30, 2000 from $3.1 million for the three months ended January 1, 2000. This increase was due principally to the increase in the direct sales force and sales management, an increase in sales commission expense and additional spending for promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 41%, or $489,000, to $1.7 million for the three months ended December 30, 2000 from $1.2 million for the three months ended January 1, 2000. This resulted from additional personnel costs, travel expenses, premiums for director and officer liability insurance and an increase in professional fees.

    LITIGATION. The litigation expenses incurred for the three months ended January 1, 2000 amounted to $250,000 and consisted of legal costs to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against counterclaims. The litigation was suspended during the third quarter of fiscal 2000, and upon the closing of our acquisition of C-Mold, all related claims were dismissed. There were no litigation expenses incurred in the three months ended December 30, 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisition of C-Mold, including goodwill, developed technology, assembled workforce and protective covenants. Amortization for the three months ended December 30, 2000 was $392,000; there was no amortization incurred in the three months ended January 1, 2000.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to income of $588,000 in the three months ended December 30, 2000 from an expense of $38,000 for the three months ended January 1, 2000. The change was primarily the result of interest earned on the investment of the unused portion of the proceeds from our initial public offering of common stock in March 2000, and, to a lesser extent, the investment of proceeds of the follow-on offering completed in December 2000.

    OTHER INCOME (LOSS), NET. Other income (loss), net increased to income of $27,000 in the three months ended December 30, 2000 from a loss of $30,000 for the three months ended January 1, 2000. The change was based primarily on foreign currency movements that result in realized and unrealized exchange gains and losses on intercompany account balances and the recognized gains and losses on our foreign exchange hedging instruments.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $605,000 in the three months ended December 30, 2000 from $45,000 for the three months ended January 1, 2000. Our effective income tax rate was 32% in the three months ended December 30, 2000 and 11% in the corresponding period of the prior year. The lower tax rate in fiscal 2000 was primarily the result of the use of net operating loss carryforwards.

SIX MONTHS ENDED DECEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED JANUARY 1, 2000

    REVENUE. Total revenue increased by 67%, or $7.7 million, to $19.2 million for the six months ended December 30, 2000, from $11.5 million for the six months ended January 1, 2000. In the same period, software licenses revenue increased by 80%, or $5.3 million, to $12.0 million. The increase in software licenses revenue was primarily attributable to an increase in our direct sales force, particularly in Japan, and to a lesser extent, the increase was attributable to our acquisition of C-Mold. Revenue from software licenses accounted for 62% of total revenue during the six months ended December 30,

2000 compared to 58% during the six months ended January 1, 2000. Services revenue increased by 50%, or $2.4 million, to $7.3 million for the six months ended December 30, 2000 from $4.9 million for the six months ended January 1, 2000. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal year 2000, in part resulting from our acquisition of C-Mold. No customer accounted for more than 10% of the total revenue during the six months ended December 30, 2000 and January 1, 2000.

    COST OF REVENUE. The cost of software licenses revenue increased 136%, or $439,000, to $761,000 for the six months ended December 30, 2000 from $322,000 for the six months ended January 1, 2000. This increase was primarily attributable to increased sales of MPX, royalty fees and increased freight and distribution costs. The cost of services revenue increased 51%, or $248,000, from $491,000 for the six months ended January 1, 2000 to $739,000 for the six months ended December 30, 2000. This increase resulted from increased personnel costs, primarily related to our acquisition of C-Mold.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 86%, or $1.5 million to $3.2 million for the six months ended December 30, 2000 from $1.7 million for the six months ended January 1, 2000. This increase was attributable to increased personnel costs, primarily related to the addition of research and development personnel in connection with our acquisition of C-Mold.

    SELLING AND MARKETING. Selling and marketing expenses increased 54%, or $3.1 million, to $8.9 million for the six months ended December 30, 2000 from $5.8 million for the six months ended January 1, 2000. This increase was due principally to the increase in the direct sales force and sales management, an increase in sales commission expense and additional spending for promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 35%, or $798,000, to $3.1 million for the six months ended December 30, 2000 from $2.3 million for the six months ended January 1, 2000. This resulted from additional personnel costs and an increase in professional fees.

    LITIGATION. The litigation expenses incurred for the six months ended January 1, 2000 amounted to $530,000 and consisted of legal costs to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against counterclaims. There were no litigation expenses incurred in the six months ended December 30, 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisition of C-Mold, including goodwill, developed technology, assembled workforce and protective covenants. Amortization for the six months ended December 30, 2000 was $759,000; there was no amortization incurred in the six months ended January 1, 2000.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to income of $1.0 million in the six months ended December 30, 2000 from an expense of $39,000 for the six months ended January 1, 2000. The change was primarily the result of interest earned on the investment of the unused portion of the proceeds from our initial public offering of common stock in March 2000, and, to a lesser extent, the investment of proceeds of the follow-on offering completed in December 2000.

    OTHER INCOME (LOSS), NET. Other income (loss), net increased to income of $62,000 in the six months ended December 30, 2000 from a loss of $64,000 for the six months ended January 1, 2000. The change was based primarily on foreign currency movements that result in realized and unrealized exchange gains on intercompany account balances and the recognized gains and losses on our foreign exchange hedging instruments.

    PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes increased to $1.0 million in the six months ended December 30, 2000 from a benefit of $172,000 for the six months ended January 1, 2000. The benefit in the prior year was impacted by the receipt of a rebate of tax in Germany of $201,000.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock. In December 2000, we completed a second offering of common stock, raising $12.8 million net of offering costs. As of December 30, 2000, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $31.7 million and our marketable securities balance of $14.9 million. In
January 2001, we completed the restructuring of our working capital credit line, resulting in an available credit facility of $5.0 million which is secured by $5.0 million of cash held in interest bearing securities with the bank. Our marketable securities balance at December 30, 2000 included $756,000 related to our minority investment in a publicly traded Indian software company which is recorded at market value at the end of each reporting period. This value has been subject to significant fluctuation in the past.

    Net cash provided by operating activities was $2.0 million for the six months ended December 30, 2000. During the corresponding period ended
January 1, 2000, net cash of $210,000 was generated by operating activities. Cash was provided by operations in the current reporting period primarily through increases in net income, non-cash charges, accounts payable and accrued expenses, offset by a decrease in deferred maintenance and support contracts revenue and an increase in accounts receivable. Cash was generated by operations in the corresponding period ended January 1, 2000 through increases in net income and non-cash charges, offset by a reduction in accounts payable and deferred maintenance revenues and increases in prepaid expenses and other current assets.

    Net cash used in investing activities was $9.6 million for the six months ended December 30, 2000 and $387,000 for the six months ended January 1, 2000. Net cash used in investing activities reflected primarily the transfer of cash into marketable securities and the purchase of fixed assets during the six months ended December 30, 2000 offset by the proceeds from the sale of disposed assets. Net cash used for investing activities for the corresponding period in fiscal 2000 reflected amounts used for purchases of fixed assets.

    Net cash provided by financing activities was $12.4 million and $134,000 for the six months ended December 30, 2000 and the six months ended January 1, 2000. Net cash provided by financing activities in the six months ended December 30, 2000 reflected primarily the net proceeds of our second public offering of common stock and the exercise of employee stock options, offset by the repayment of debt obligations primarily related to the retirement of mortgage debt. For the six months ended January 1, 2000, net cash provided reflected primarily borrowings on bank notes payable, offset by payments on debt obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation-An Interpretation of APB Opinion No. 25." FIN
No. 44 addresses the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company's adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all quarters of all years beginning after June 15, 2000. In fiscal 2001, the Company began to engage in hedging activities and as such adopted the accounting and reporting requirements of SFAS 133 from the beginning of the fiscal year.

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

    In order to grow our business, we will have to hire additional employees in various countries. Our future success, therefore, will depend, in part, on attracting and retaining additional qualified management, sales, marketing and technical personnel. Most of our sales come from our direct sales force, located around the world. Failure to attract, train, retain and effectively deploy our sales personnel will have an adverse effect on our business. We do not know whether we will be successful in hiring or retaining qualified personnel. Competition for personnel throughout the software industry and in the geographies in which we operate, is intense.

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

    THE ACQUISITION OF C-MOLD, THE PENDING ACQUISITION OF BRANDEN TECHNOLOGIES AND FUTURE ACQUISITIONS AND STRATEGIC RELATIONSHIPS MAY RESULT IN LOST REVENUE CAUSED BY BUSINESS DISRUPTIONS AND MISSED OPPORTUNITIES CAUSED BY THE DISTRACTION OF OUR MANAGEMENT.

    If we are unable to effectively integrate both Branden's and C-Mold's products, personnel and systems, our business and operating results will likely suffer. The C-Mold integration is requiring time and focus by our management team. Following the closing of the Branden transaction, additional integration issues will arise which will require additional time and focus of our management team. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we were seeking in acquiring C-Mold or Branden.

    Additionally, we intend to engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. We may expend time and resources seeking to acquire other companies and such acquisitions may not occur. If we acquire another company, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill and other acquired intangible assets that could adversely affect our results of operations.

    WE HAVE MORE LIMITED FINANCIAL AND OTHER RESOURCES THAN MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST THEM.

    We operate in a highly competitive environment and may not be able to successfully compete. Companies in our industry and entities in similar industries could decide to focus on the development of software solutions for the design, analysis and manufacturing of injection molded plastic parts. Similarly, there are many companies that focus on producing products that attach to or operate in conjunction with injection molding machines to monitor and control the plastic manufacturing process. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. Increased competition may result in price reductions, reduced profitability and loss of market share.

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

    The implementation of our business strategy could result in a period of rapid growth in the number of our employees and the scope of our operations. In addition, in connection with the acquisition of C-Mold, we have expanded the number of employees and facilities. Completion of the Branden transaction will also result in additional employees and facilities. Rapid expansion could place a significant strain on our senior management team and our operational, financial and other resources as we attempt to expand our operations in multiple locations around the world. We may have difficulty effectively managing the budgeting, forecasting, global hiring and other business control issues presented by such a rapid expansion. This could, among other things, adversely affect our relationships with our customers and result in delays in billing and collections of revenue from our customers and increased costs.

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

    OUR MOLDFLOW PLASTICS XPERT (MPX) PRODUCT LINE, AND OTHER PRODUCTS THAT WE ACQUIRE OR DEVELOP, MAY LEAD TO PRODUCT LIABILITY CLAIMS AGAINST US.

    We have designed our Moldflow Plastics Xpert (MPX) product line to be installed directly on our customers' injection molding machines and to automatically adjust the operation of these machines. As a result, it is possible that our customers may claim that our product interfered with the proper operation of their machines and may seek reimbursement for consequential and other damages from us. Although we expressly disclaim any liability for consequential or other damages in connection with our sale of the MPX product, this disclaimer may not protect us from claims for damages from our customers and these claims may adversely affect our relationships with our customers or our reputation generally. In addition, our insurance coverage limits may not be adequate to protect us against any product liability claims that arise. This insurance is expensive and may not be available on acceptable terms, or at all. As we acquire or develop additional products that are similar to MPX, including the products manufactured and sold by Branden, this risk will increase.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 12, 2000, the Company held a Special Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect three Class I Directors for three-year terms. The results of the stockholder vote were as follows:

NAME OF DIRECTOR                                  FOR      AGAINST    WITHHELD
----------------                               ---------   --------   ---------
Mr. Robert P. Schechter                        7,665,716   199,790        0
Mr. A. Roland Thomas                           7,663,322   202,184        0
Mr. Charles D. Yie                             7,664,721   200,785        0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)   Exhibits:

10.44  Loan and Security Agreement between Moldflow Corporation and
       Silicon Valley Bank, dated as of December 27, 2000.

(b.)   Reports on Form 8-K

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

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ MARC J. L. DULUDE
                                                            -----------------------------------------
                                                                        Marc J. L. Dulude
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ SUZANNE E. ROGERS
                                                            -----------------------------------------
                                                                        Suzanne E. Rogers
                                                                  VICE PRESIDENT OF FINANCE AND
                                                                          ADMINISTRATION
                                                                   AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: February 12, 2001