Form 10-Q
period 2001-03-31
MOLDFLOW CORP
filed 2001-05-11
CIK 1103234

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                       COMMISSION FILE NUMBER: 000-30027

                            ------------------------

                              MOLDFLOW CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                      04-3406763
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

                    430 BOSTON POST ROAD, WAYLAND, MA 01778
          (Address of principal executive offices, including zip code)

                                 (508) 358-5848
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 10,089,123 shares of our common stock, par value $0.01, outstanding on May 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

                                                                              PAGE NUMBER
                                                                              -----------
Part I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheet as of March 31, 2001
                  and June 30,
                  2000......................................................       3

                Condensed Consolidated Statement of Income for the three
                  months ended March 31, 2001 and April 1, 2000 and for the
                  nine months ended March 31, 2001 and April 1, 2000........       4

                Condensed Consolidated Statement of Cash Flows for the nine
                  months ended March 31, 2001 and April 1, 2000.............       5

                Notes to Condensed Consolidated Financial Statements........       6

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................      13

Item 3.         Quantitative and Qualitative Disclosures About Market
                  Risk......................................................      24

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings...........................................      25

Item 2.         Changes in Securities and Use of Proceeds...................      25

Item 6.         Exhibits and Reports on Form 8-K............................      25

Signatures      ............................................................      26

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              MARCH 31,   JUNE 30,
                                                                2001        2000
                                                              ---------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $22,974    $27,259
  Marketable securities.....................................    20,889      8,452
  Accounts receivable, net..................................     9,125      5,972
  Prepaid expenses and other current assets.................     4,098      1,946
                                                               -------    -------

    Total current assets....................................    57,086     43,629
Fixed assets, net...........................................     3,869      4,864
Goodwill and other intangible assets, net...................    11,364      8,622
Other assets................................................       345        208
                                                               -------    -------

    Total assets............................................   $72,664    $57,323
                                                               =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt obligations..................................   $    --    $    68
  Accounts payable..........................................     1,976      1,203
  Accrued expenses..........................................     6,881      6,264
  Deferred revenue..........................................     6,610      5,103
                                                               -------    -------

    Total current liabilities...............................    15,467     12,638
Long-term debt, net of current portion......................        --        852
Other long-term liabilities.................................       105         55
                                                               -------    -------

    Total liabilities.......................................    15,572     13,545
                                                               -------    -------

Stockholders' equity:
  Common stock..............................................       101         93
  Additional paid-in capital................................    62,332     49,482
  Deferred stock compensation...............................       (33)       (47)
  Notes receivable from stockholders........................       (36)      (210)
  Accumulated deficit.......................................    (4,886)    (8,260)
  Accumulated other comprehensive (loss) income.............      (386)     2,720
                                                               -------    -------

    Total stockholders' equity..............................    57,092     43,778
                                                               -------    -------

    Total liabilities and stockholders' equity..............   $72,664    $57,323
                                                               =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          --------------------   --------------------
                                                          MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                                            2001        2000       2001        2000
                                                          ---------   --------   ---------   --------
Revenue:
  Software licenses.....................................   $7,220      $4,594     $19,170    $11,245
  Services..............................................    3,874       2,489      11,166      7,342
                                                           ------      ------     -------    -------

    Total revenue.......................................   11,094       7,083      30,336     18,587
                                                           ------      ------     -------    -------

Costs and expenses:
  Cost of software licenses revenue.....................      418         163       1,179        485
  Cost of services revenue..............................      343         233       1,082        724
  Research and development..............................    1,586         939       4,765      2,648
  Selling and marketing.................................    5,245       3,363      14,186      9,174
  General and administrative............................    1,604       1,244       4,679      3,521
  Litigation............................................       --         255          --        785
  Amortization of goodwill and other intangible
    assets..............................................      380          --       1,139         --
                                                           ------      ------     -------    -------

    Total operating expenses............................    9,576       6,197      27,030     17,337
                                                           ------      ------     -------    -------

Income from operations..................................    1,518         886       3,306      1,250

Interest income (expense), net..........................      629         (16)      1,589        (54)
Other income, net.......................................       78       1,703         140      1,638
                                                           ------      ------     -------    -------

    Income before income taxes..........................    2,225       2,573       5,035      2,834

Provision for income taxes..............................      674         423       1,661        251
                                                           ------      ------     -------    -------

    Net income..........................................   $1,551      $2,150     $ 3,374    $ 2,583
                                                           ======      ======     =======    =======

Net income per common share:
    Basic...............................................   $ 0.16      $ 2.69     $  0.35    $  5.06
    Diluted.............................................   $ 0.15      $ 0.33     $  0.34    $  0.40
Shares used in computing net income per common share:
    Basic...............................................   10,012         800       9,523        510
    Diluted.............................................   10,495       6,532      10,033      6,383

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  3,374    $ 2,583
  Adjustments to reconcile to net cash provided by operating activities:
    Gain on sale of long term investment....................        --     (1,744)
    Loss on disposal of fixed assets........................         7         40
    Depreciation and amortization...........................     1,956        567
    Provisions for doubtful accounts........................        36         13
    Foreign exchange (gains) losses.........................      (190)        42
    Changes in assets and liabilities, net of effects of
      acquisition:
      Accounts receivable...................................    (3,526)    (1,452)
      Prepaid expenses and other current assets.............    (1,618)      (567)
      Other assets..........................................       (38)      (241)
      Accounts payable......................................       715        411
      Accrued expenses......................................     1,805      1,769
      Deferred revenue......................................     1,763        607
                                                              --------    -------
    Net cash provided by operating activities...............     4,284      2,028
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................    (1,858)      (519)
  Proceeds from sale of long term investment................        --      1,779
  Purchases of marketable securities........................   (15,528)        --
  Additional C-Mold acquisition costs.......................      (278)        --
  Acquisition of Branden Technologies, net of cash
    acquired................................................    (3,665)        --
  Proceeds from fixed asset disposals.......................     1,543          4
                                                              --------    -------
    Net cash (used in) provided by investing activities.....   (19,786)     1,264
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repayment of notes receivable from
    stockholders............................................       190         --
  Borrowings on bank notes payable..........................         5      1,450
  Payments on bank notes payable............................      (897)    (1,010)
  Payments on capital lease obligations.....................        (9)      (117)
  Proceeds from issuance of common stock....................    12,853     34,729
                                                              --------    -------
    Net cash provided by financing activities...............    12,142     35,052
                                                              --------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (925)       156
                                                              --------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (4,285)    38,500
Cash and cash equivalents, beginning of period..............    27,259      1,240
                                                              --------    -------
Cash and cash equivalents, end of period....................  $ 22,974    $39,740
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

    The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K, as amended. The June 30, 2000 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2. NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including convertible preferred stock, restricted stock, options and warrants. The dilutive effect of options and warrants to purchase common stock is determined

                              MOLDFLOW CORPORATION

2. NET INCOME PER COMMON SHARE (CONTINUED) under the treasury stock method using the average fair value of common stock for the period. The following table presents the calculation for both basic and diluted net income per common share:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         --------------------   --------------------
                                                         MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                                           2001        2000       2001        2000
                                                         ---------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.............................................   $ 1,551    $ 2,150     $ 3,374    $ 2,583
                                                          =======    =======     =======    =======

Weighted average shares used in computing net income
  per common share--basic..............................    10,012        800       9,523        510
                                                          -------    -------     -------    -------
Effect of dilutive securities:
  Restricted stock.....................................        52        145          76        175
  Stock options and warrants...........................       431        343         434        291
  Convertible preferred stock..........................        --      5,244          --      5,407
                                                          -------    -------     -------    -------
  Dilutive potential common shares.....................       483      5,732         510      5,873
                                                          -------    -------     -------    -------
Weighted average shares used in computing net income
  per common share--diluted............................    10,495      6,532      10,033      6,383
                                                          =======    =======     =======    =======

Net income per common share--basic.....................   $  0.16    $  2.69     $  0.35    $  5.06
Net income per common share--diluted...................   $  0.15    $  0.33     $  0.34    $  0.40

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

    The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to fifteen months using currency options and collars. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expenses.

    At the inception of the hedge transaction and on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The Company assesses the hedge effectiveness of its currency options and collars based on changes in the instruments' intrinsic value, which is the value of the instrument attributable to the difference between the spot exchange rate and the option strike exchange rate. Management expects that at the hedge's inception and through the date of the forecasted sales and

                              MOLDFLOW CORPORATION

3. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) research and development payments, the hedge will be effective since the critical terms of the option contracts match those of the anticipated transactions. Changes to the time value of the instrument, which is defined as the total fair value of the instrument as determined through dealer quotes less the intrinsic value, is deemed to be an ineffective portion of the hedge and is recorded to current earnings as a component of other income and expenses. If the Company determines that a cash flow hedge is no longer probable of occurring or that the hedged instrument is no longer effective, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings as a component of other income and expenses.

    At March 31, 2001, currency options and collars designated as hedging instruments with notional amounts of $2,887,000, $11,201,000 and $6,225,000 to exchange Euros, Yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair value of the outstanding options as of March 31, 2001 was $383,000, which has been included in other current assets. Unrealized gains on these instruments were $260,000 at March 31, 2001, which the Company expects to affect earnings over the next fifteen months. During the three months ended March 31, 2001, a net loss of $3,000 related to these hedges was recorded as a component of other income and expenses. The charge represented recognition of the ineffective portion of the Company's outstanding options of $65,000, net of gains of $62,000 on options that were settled during the period. During the nine months ended March 31, 2001, a net loss of $123,000 related to these hedges was recorded as a component of other income and expenses. The charge represented recognition of the ineffective portion of the Company's outstanding options of $243,000, net of gains of $120,000 on options that were settled during the period.

4. ACQUISITIONS OF C-MOLD AND BRANDEN TECHNOLOGIES

    On April 13, 2000, the Company acquired Advanced CAE Technology, Inc., which had been conducting business as C-Mold, for $11.3 million in cash. The acquisition was accounted for using the purchase method of accounting, and the results of C-Mold have been included in the Company's consolidated financial statements since the date of acquisition. During the nine months ended
March 31, 2001, certain other preacquisition contingencies were resolved that resulted in a $401,000 increase in the consideration paid for C-Mold, which was recorded as an increase to goodwill.

    In November 2000, the Company sold its facility in Louisville, Kentucky, which had been acquired as part of the Company's purchase of C-Mold, for proceeds of $1.2 million. As such, the realized gain of $123,000 has been recorded as a reduction to goodwill. In connection with the sale, the Company retired the outstanding mortgage debt on the property, which was $604,000. In March 2001, the Company sold a facility in Taiwan that had also been acquired as part of the acquisition of C-Mold, for proceeds of $417,000. The loss of $39,000 realized on this sale has been recorded as an increase to goodwill. As of March 31, 2001, the carrying value of goodwill related to the C-Mold acquisition was $6.1 million, net of accumulated amortization of $974,000.

    On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. ("Branden"), located in Wilsonville, Oregon, for a total of $3.7 million in cash, $1.1 million of which was used to retire all of Branden's outstanding debt. The acquisition was accounted for using the purchase method of accounting, and the results of Branden, which were not significant for the period ended March 31, 2001, have been included in the Company's consolidated financial statements since the date of acquisition.

                              MOLDFLOW CORPORATION

4. ACQUISITIONS OF C-MOLD AND BRANDEN TECHNOLOGIES (CONTINUED)
    The purchase price, net of the retirement of the outstanding debt, has been allocated to the tangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The Company has not yet completed its identification and valuation of intangible assets acquired. Preliminarily, the Company expects such intangible assets to include Branden's existing software technology and products, non-compete covenants with members of Branden's senior management, and Branden's workforce in-place, most of whom will be retained by the Company. After allocation to the identifiable intangible assets, any remaining intangible value will be attributed to goodwill. At
March 31, 2001, the Company has grouped all of the value attributable to intangible assets together with goodwill.

    The purchase price, net of the $1.1 million used to retire Branden's outstanding debt concurrent with the acquisition, was preliminarily allocated as follows (in thousands):

Current assets..............................................  $   396
Property and equipment......................................        6
Other non-current assets....................................        4
Current liabilities.........................................     (320)
Non-current liabilities.....................................   (1,082)
Goodwill and other intangible assets........................    3,617
                                                              -------
                                                              $ 2,621
                                                              =======

    The following table summarizes the pro forma results of operations for the nine months ended March 31, 2001, and April 1, 2000 as if the acquisitions of C-Mold and Branden had been completed on July 1, 1999. The pro forma results of operations include the actual operating results for each period, adjusted to include amortization of goodwill and other intangible assets and changes to net interest and income tax expenses. Goodwill and other intangible assets arising from the Company's acquisition of Branden has been amortized assuming an average useful life of five years, pending the completion of the Company's identification and valuation of such assets. The pro forma results of operations give effect to the retirement of Branden's outstanding debt as if it had been retired on July 1, 1999. The pro forma results of operations also reflect the issuance of 1,143,721 shares of common stock, at an initial public offering price of $13.00 per share, to fund the acquisitions as if such shares were issued on July 1, 1999.

    These pro forma amounts do not purport to be indicative of actual results had the acquisitions occurred on July 1, 1999 or that may be obtained in the future.

                                                           NINE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 31,    APRIL 1,
                                                           2001         2000
                                                         ---------   ----------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Revenue................................................   $31,844     $25,460
Net income.............................................     2,739         559
Net income per common share:
  Basic................................................   $  0.29     $  0.34
  Diluted..............................................   $  0.27     $  0.07

                              MOLDFLOW CORPORATION

5. EXIT COSTS

    In June 2000, the Company recorded a charge of $70,000 related to exit costs incurred in the relocation of its corporate headquarters to Wayland, Massachusetts. The amount was recorded as a nonrecurring charge in the Company's consolidated statement of income for the year ended June 30, 2000, with a related amount included in accrued expenses as of June 30, 2000. During the nine months ended March 31, 2001, cash paid against this accrual was $70,000, eliminating the remaining accrual.

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

7. COMPREHENSIVE INCOME

    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income for the three month and nine month periods ended March 31, 2001 includes unrealized gains and losses on the intrinsic value of the Company's hedging instruments and an unrealized loss on the Company's marketable securities, resulting primarily from its minority investment in an Indian software company. It is management's opinion that the remaining unrealized gain on this investment is subject to a number of risks, including the risk that the investee company's financial results may result in a further decrease in its share price, there may not be an active trading market for the remaining shares, currency fluctuation, foreign exchange controls imposed by foreign governments, and other potential risks that may cause this gain to never be fully realized.

                              MOLDFLOW CORPORATION

7. COMPREHENSIVE INCOME (CONTINUED)
    The following table presents the calculation of comprehensive income:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         --------------------   --------------------
                                                         MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                                           2001        2000       2001        2000
                                                         ---------   --------   ---------   --------
                                                                        (IN THOUSANDS)
Net income.............................................   $ 1,551    $ 2,150     $ 3,374    $ 2,583
                                                          -------    -------     -------    -------

Other comprehensive income (loss):
  Changes in fair value of marketable securities, net
    of related tax effect..............................      (224)     4,298      (2,002)     4,298
  Changes in value of financial instruments designated
    as hedges..........................................       195         --         260         --
  Foreign currency translation adjustment..............      (987)      (257)     (1,364)      (222)
                                                          -------    -------     -------    -------

  Other comprehensive income (loss)....................    (1,016)     4,041      (3,106)     4,076
                                                          -------    -------     -------    -------
Comprehensive income...................................   $   535    $ 6,191     $   268    $ 6,659
                                                          =======    =======     =======    =======

8. LINES OF CREDIT

    In January 2001, the Company completed the restructuring of its working capital credit line with a U.S. bank resulting in an increase in the available borrowings to $5.0 million. Borrowings under the credit facility bear interest at the prime rate. The line is subject to an annual fee equal to one quarter of one percent of the maximum available borrowings. In connection with this arrangement, the bank relinquished its security interest over all of the Company's assets except for $5.0 million of cash, which has been deposited with the bank and which may be invested by the Company in interest bearing securities. In addition, other elements of credit support, including a standby letter of credit from an Australian bank and the guarantees of certain subsidiaries of the Company, were released.

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

    As of March 31, 2001, there were no amounts outstanding under these lines of credit.

                              MOLDFLOW CORPORATION

9. SEGMENT AND GEOGRAPHIC INFORMATION

    The following table presents the Company's revenues and net fixed assets by geographic segment:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         --------------------   --------------------
                                                         MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                                           2001        2000       2001        2000
                                                         ---------   --------   ---------   --------
                                                                       (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Software licenses....................................   $ 2,706    $ 1,814     $ 6,727    $ 3,685
  Services.............................................     1,128        704       3,067      2,021
                                                          -------    -------     -------    -------

    Total Asia/Australia...............................     3,834      2,518       9,794      5,706
                                                          -------    -------     -------    -------

USA
  Software licenses....................................     2,204        877       5,666      2,917
  Services.............................................     1,424        880       4,395      2,525
                                                          -------    -------     -------    -------

    Total USA..........................................     3,628      1,757      10,061      5,442
                                                          -------    -------     -------    -------

Europe
  Software licenses....................................     2,311      1,903       6,777      4,643
  Services.............................................     1,321        905       3,704      2,796
                                                          -------    -------     -------    -------

    Total Europe.......................................     3,632      2,808      10,481      7,439
                                                          -------    -------     -------    -------

Consolidated
  Software licenses....................................     7,220      4,594      19,170     11,245
  Services.............................................     3,874      2,489      11,166      7,342
                                                          -------    -------     -------    -------

    Total consolidated.................................   $11,094    $ 7,083     $30,336    $18,587
                                                          =======    =======     =======    =======

FIXED ASSETS, NET (AS OF PERIOD END):
  Asia/Australia.......................................   $ 2,022    $ 2,322
  USA..................................................     1,404        318
  Europe...............................................       443        339
                                                          -------    -------

    Total consolidated.................................   $ 3,869    $ 2,979
                                                          =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Important Factors That May Affect Future Results" beginning on page 19. Readers should not place undue reliance on our forward-looking statements.

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

    In March 2001, we acquired Branden Technologies for $3.7 million in cash, $1.1 million of which was used to immediately retire all of Branden's outstanding debt. The acquisition was accounted for as a purchase and the results of Branden, which were not significant for the period ended March 31, 2001, have been included in the Company's consolidated financial statements since the date of acquisition.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues:

                                                                  THREE MONTHS           NINE MONTHS
                                                                     ENDED                  ENDED
                                                              --------------------   --------------------
                                                              MARCH 31,   APRIL 1,   MARCH 31,   APRIL 1,
                                                                2001        2000       2001        2000
                                                              ---------   --------   ---------   --------
Revenue:
  Software licenses.........................................     65.1%      64.9%       63.2%      60.5%
  Services..................................................     34.9       35.1        36.8       39.5
                                                                -----      -----       -----      -----

    Total revenue...........................................    100.0%     100.0%      100.0%     100.0%
                                                                =====      =====       =====      =====

Costs and expenses:
  Cost of software licenses revenue.........................      3.8%       2.3%        3.9%       2.6%
  Cost of services revenue..................................      3.1        3.3         3.5        3.9
  Research and development..................................     14.4       13.3        15.7       14.2
  Selling and marketing.....................................     47.3       47.5        46.8       49.4
  General and administrative................................     14.5       17.6        15.4       18.9
  Litigation................................................       --        3.6          --        4.2
  Amortization of goodwill and other intangible assets......      3.4         --         3.8         --
                                                                -----      -----       -----      -----

    Total operating expenses................................     86.3       87.6        89.1       93.2
                                                                -----      -----       -----      -----

Income from operations......................................     13.7       12.4        10.9        6.8
Interest income (expense), net..............................      5.7       (0.2)        5.2       (0.3)
Other income, net...........................................      0.7       24.2         0.5        8.8
                                                                -----      -----       -----      -----

    Income before income taxes..............................     20.1       36.4        16.6       15.3
Provision for income taxes..................................      6.1        6.0         5.5        1.4
                                                                -----      -----       -----      -----

    Net income..............................................     14.0%      30.4%       11.1%      13.9%
                                                                =====      =====       =====      =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

    REVENUE. Total revenue increased by 57%, or $4.0 million, to $11.1 million for the three months ended March 31, 2001, from $7.1 million for the three months ended April 1, 2000. In the same period, software licenses revenue increased by 57%, or $2.6 million, to $7.2 million. The increase in software licenses revenue was primarily attributable to an increase in our direct sales force and increased sales of our design products, MPA and MPI, particularly in Japan and North America, and to a lesser extent, the acquisition of C-Mold in April 2000. Revenue from software licenses accounted for 65% of total revenue during both the three months ended March 31, 2001 and the three months ended April 1, 2000. Services revenue increased by 56%, or $1.4 million, to $3.9 million for the three months ended March 31, 2001, from $2.5 million for the three months ended April 1, 2000. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal years

2000 and 2001. No customer accounted for more than 10% of the total revenue during the three months ended March 31, 2001 and April 1, 2000.

    COST OF REVENUE. The cost of software licenses revenue increased 156%, or $255,000, to $418,000 for the three months ended March 31, 2001, from $163,000 for the three months ended April 1, 2000. This increase was primarily attributable to increased sales of MPX and to royalty fees. The cost of services revenue increased 47%, or $110,000, to $343,000 for the three months ended
March 31, 2001, from $233,000 for the three months ended April 1, 2000. This increase resulted from increased personnel and travel costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 69%, or $647,000, to $1.6 million for the three months ended March 31, 2001, from $939,000 for the three months ended April 1, 2000. This increase was attributable to increased personnel costs and travel costs, primarily related to the addition of research and development personnel as a result of our acquisition of C-Mold in April 2000.

    SELLING AND MARKETING. Selling and marketing expenses increased 56%, or $1.9 million, to $5.2 million for the three months ended March 31, 2001, from $3.4 million for the three months ended April 1, 2000. This increase was due principally to the increase in the direct sales force and sales management, an increase in sales commission expense and additional spending for promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 29%, or $360,000, to $1.6 million for the three months ended March 31, 2001, from $1.2 million for the three months ended April 1, 2000. This resulted from additional personnel costs, travel expenses, premiums for director and officer liability insurance and professional fees.

    LITIGATION. The litigation expenses incurred for the three months ended April 1, 2000 amounted to $255,000 and consisted of legal costs to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against counterclaims. The litigation was suspended during the third quarter of fiscal 2000, and upon the closing of our acquisition of C-Mold, all related claims were dismissed. There were no litigation expenses incurred in the three months ended March 31, 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including goodwill, developed technology, assembled workforce and protective covenants. Amortization for the three months ended March 31, 2001 was $380,000; there was no amortization expense in the three months ended April 1, 2000.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to income of $629,000 for the three months ended March 31, 2001 from an expense of $16,000 for the three months ended April 1, 2000. The change was primarily the result of interest earned on the investment of the unused portion of the proceeds from our initial public offering of common stock in March 2000, and, to a lesser extent, the investment of proceeds of the follow-on offering completed in December 2000.

    OTHER INCOME, NET. Other income, net decreased to income of $78,000 for the three months ended March 31, 2001 from income of $1.7 million for the three months ended April 1, 2000. Other income, net for the three months ended
March 31, 2001 included realized and unrealized exchange gains and losses on intercompany account balances and recognized gains and losses on our foreign exchange hedging instruments. Other income, net for the three months ended
April 1, 2000 included a $1.7 million gain realized on the sale of a portion of our minority investment in an Indian software company.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $674,000 for the three months ended March 31, 2001 from $423,000 for the three months ended April 1, 2000. Our effective income tax rate was 30% for the three months ended March 31, 2001 and 16% for the corresponding period of the prior year. The lower tax rate in fiscal 2000 was primarily the result of the use of net operating loss carryforwards.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED APRIL 1, 2000

    REVENUE. Total revenue increased by 63%, or $11.7 million, to $30.3 million for the nine months ended March 31, 2001, from $18.6 million for the nine months ended April 1, 2000. In the same period, software licenses revenue increased by 70%, or $7.9 million, to $19.2 million. The increase in software licenses revenue was primarily attributable to an increase in our direct sales force, particularly in Japan, and to a lesser extent, the acquisition of C-Mold. Revenue from software licenses accounted for 63% of total revenue during the nine months ended March 31, 2001 compared to 61% during the nine months ended April 1, 2000. Services revenue increased by 52%, or $3.8 million, to $11.2 million for the nine months ended March 31, 2001, from $7.3 million for the nine months ended April 1, 2000. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal years 2000 and 2001. No customer accounted for more than 10% of the total revenue during the nine months ended March 31, 2001 and April 1, 2000.

    COST OF REVENUE. The cost of software licenses revenue increased 143%, or $694,000, to $1.2 million for the nine months ended March 31, 2001, from $485,000 for the nine months ended April 1, 2000. This increase was primarily attributable to increased sales of MPX, royalty fees and increased freight and distribution costs. The cost of services revenue increased 49%, or $358,000 to $1.1 million for the nine months ended March 31, 2001, from $724,000 for the nine months ended April 1, 2000. This increase resulted from increased personnel costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 80%, or $2.1 million, to $4.8 million for the nine months ended March 31, 2001, from $2.6 million for the nine months ended April 1, 2000. This increase was attributable to increased personnel costs, primarily related to the addition of research and development personnel as a result of our acquisition of C-Mold.

    SELLING AND MARKETING. Selling and marketing expenses increased 55%, or $5.0 million, to $14.2 million for the nine months ended March 31, 2001, from $9.2 million for the nine months ended April 1, 2000. This increase was due principally to the increase in the direct sales force and sales management, an increase in sales commission expense and additional spending for promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 33%, or $1.2 million, to $4.7 million for the nine months ended March 31, 2001, from $3.5 million for the nine months ended April 1, 2000. This resulted from additional personnel costs and an increase in professional fees.

    LITIGATION. The litigation expenses incurred for the nine months ended April 1, 2000 amounted to $785,000 and consisted of legal costs to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against counterclaims. There were no litigation expenses incurred in the nine months ended March 31, 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including goodwill, developed technology, assembled workforce and protective covenants. Amortization for the nine months ended March 31, 2001 was $1.1 million; there was no such amortization expense in the nine months ended April 1, 2000.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased to income of $1.6 million for the nine months ended March 31, 2001, from an expense of $54,000 for the nine months ended April 1, 2000. The change was primarily the result of interest earned on the investment of the unused portion of the proceeds from our initial public offering of common stock in March 2000, and, to a lesser extent, the investment of proceeds of the follow-on offering completed in December 2000.

    OTHER INCOME, NET. Other income, net decreased to income of $140,000 for the nine months ended March 31, 2001 from income of $1.6 million for the nine months ended April 1, 2000. Other income, net for the nine months ended
March 31, 2001 included realized and unrealized exchange gains and losses on intercompany account balances and recognized gains and losses on our foreign exchange hedging instruments. Other income, net for the nine months ended
April 1, 2000 included a $1.7 million gain realized on the sale of a portion of our minority investment in an Indian software company.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $1.6 million for the nine months ended March 31, 2001 from $251,000 for the nine months ended April 1, 2000. Our effective income tax rate was 33% for the nine months ended March 31, 2001 and 9% for the corresponding period of the prior year. The lower tax rate in fiscal 2000 was primarily the result of the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock. In December 2000, we completed a second offering of common stock, raising $12.8 million net of offering costs. As of March 31, 2001, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $23.0 million and our marketable securities balance of $20.9 million. In
January 2001, we completed the restructuring of our working capital credit line, resulting in an available credit facility of $5.0 million which is secured by $5.0 million of cash held in interest bearing securities with the bank. Our marketable securities balance at March 31, 2001 included $348,000 related to our remaining minority investment in a publicly traded Indian software company which is recorded at market value at the end of each reporting period. This value has been subject to significant fluctuation in the past. It is management's opinion that this unrealized gain is subject to a number of risks that may cause the gain to never be fully realized. As of March 31, 2001, we had no outstanding debt.

    Net cash provided by operating activities was $4.3 million for the nine months ended March 31, 2001. During the corresponding period ended April 1, 2000, net cash of $2.0 million was generated by operating activities. Cash was provided by operations in the current reporting period primarily through increases in net income, non-cash charges, accounts payable, accrued expenses and deferred maintenance and support contracts revenue offset by increases in accounts receivable, prepaid expenses and other current assets and other non-current assets. Cash was generated by operations in the corresponding period ended April 1, 2000 through increases in net income, deferred maintenance and support contract revenues, accounts payable and accrued expenses, offset by increases in accounts receivable, prepaid expenses and other current assets, other non-current assets and net increases in non-cash items included in income.

    Net cash used in investing activities was $19.8 million for the nine months ended March 31, 2001, which included $3.7 million paid to acquire Branden Technologies Inc. on March 28, 2001. The remaining net cash used during the nine months ended March 31, 2001 primarily reflected the transfer of cash into marketable securities and the purchase of fixed assets offset by the proceeds from the sale of disposed assets. Investing activities provided net cash of $1.3 million for the corresponding nine months of fiscal 2000, which included the proceeds from the sale of a portion of our minority investment in the Indian software company of $1.7 million, offset by purchases of fixed assets.

    Net cash provided by financing activities was $12.1 million and $35.1 million for the nine months ended March 31, 2001 and April 1, 2000, respectively. Net cash provided by financing activities in the nine months ended March 31, 2001 reflected the net proceeds of our second public offering of common stock and the exercise of employee stock options, offset by the repayment of debt obligations related primarily to the retirement of a mortgage assumed in our acquisition of C-Mold. For the nine months ended April 1, 2000, net cash provided reflected primarily the cash generated by the initial public offering of our common stock in March 2000, which provided $34.7 million in net proceeds to the Company, and borrowings from lending institutions, net of the repayment of debt obligations.

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

    THE ACQUISITIONS OF C-MOLD AND BRANDEN TECHNOLOGIES AND FUTURE ACQUISITIONS AND STRATEGIC RELATIONSHIPS MAY RESULT IN LOST REVENUE CAUSED BY BUSINESS DISRUPTIONS AND MISSED OPPORTUNITIES CAUSED BY THE DISTRACTION OF OUR MANAGEMENT.

    If we are unable to effectively integrate both Branden's and C-Mold's products, personnel and systems, our business and operating results will likely suffer. The C-Mold and Branden integration is requiring time and focus by our management team. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we were seeking in acquiring C-Mold or Branden.

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

    WE MAY LOSE SALES TO COMPETITORS IF WE ARE UNABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

    Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our current and future proprietary technology through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may be unable to maintain the proprietary nature of our technology. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. We face the following risks in protecting our intellectual property:

    - we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology,

    - third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies,

    - the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public,

    - our trade secrets may also become known without breach of such agreements or may be independently developed by competitors, and

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

    We have experienced significant fluctuations in our results of operations on a quarterly basis. In particular, we have historically experienced lower or relatively unchanged revenue in our first fiscal quarter as compared with the preceding quarter as a result of seasonal factors. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

    - the effects of widespread economic slowdown, currently being experienced by companies in the U.S., Europe and Asia,

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

    The implementation of our business strategy could result in a period of rapid growth in the number of our employees and the scope of our operations. In addition, in connection with our acquisitions, we have expanded the number of employees and facilities. Rapid expansion could place a significant strain on our senior management team and our operational, financial and other resources as we attempt to expand our operations in multiple locations around the world. We may have difficulty effectively managing the budgeting, forecasting, global hiring and other business control issues presented by such a rapid expansion. This could, among other things, adversely affect our relationships with our customers and result in delays in billing and collections of revenue from our customers and increased costs.

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

    OUR MOLDFLOW PLASTICS XPERT (MPX) PRODUCT LINE, AND OTHER PRODUCTS THAT WE ACQUIRE OR DEVELOP, MAY LEAD TO PRODUCT LIABILITY CLAIMS AGAINST US.

    We have designed our Moldflow Plastics Xpert (MPX) product line to be installed directly on our customers' injection molding machines and to automatically adjust the operation of these machines. Similarly, the products sold by Branden Technologies also are installed directly onto our customer's machines. As a result, it is possible that our customers may claim that our product interfered with the proper operation of their machines and may seek reimbursement for consequential and other damages from us. Although we expressly disclaim any liability for consequential or other damages in connection with our sale of these products, this disclaimer may not protect us from claims for damages from our customers and these claims may adversely affect our relationships with our customers or our reputation generally. In addition, our insurance coverage limits may not be adequate to protect us against any product liability claims that arise. This insurance is expensive and may not be available on acceptable terms, or at all. As we acquire or develop additional products that are similar to MPX, including the products manufactured and sold by Branden, this risk will increase.

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

                           PART II. OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

    The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was March 27, 2000, and the Commission file number assigned to the registration statement is 333-95289. As disclosed in our quarterly report on Form 10-Q for the period ended April 1, 2000, we used approximately $11.2 million of the net proceeds to fund the acquisition of C-Mold on April 13, 2000. On March 28, 2001, we used approximately $3.7 million to fund the acquisition of Branden Technologies, Inc. No payments of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits:

    None.

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

    Date: May 11, 2001