Form 10-K
period 2001-06-30
MOLDFLOW CORP
filed 2001-09-21
CIK 1103234

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

                    For the Fiscal Year Ended: JUNE 30, 2001
                       Commission File Number: 000-30027

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

                            ------------------------

    Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes / / No /X/

    The aggregate market value of our voting stock held by non-affiliates was $63,141,062 on September 19, 2001 based on the last reported sale price of our common stock on The Nasdaq Stock Market on that day. There were 10,114,060 shares of our common stock outstanding on that day.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION

         ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.

Item 1.   Business....................................................       1
Item 2.   Properties..................................................      13
Item 3.   Legal Proceedings...........................................      14

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      14
Item 6.   Selected Financial Data.....................................      14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      16
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................      28
Item 8.   Financial Statements and Supplementary Data.................      28

PART III.

Item 10.  Directors and Executive Officers of the Registrant..........      29
Item 11.  Executive Compensation......................................      29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      29
Item 13.  Certain Relationships and Related Transactions..............      29

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      29
          Exhibit Index...............................................      30
          Signatures..................................................      33
          Schedule II.................................................      34

APPENDIX A

          Consolidated Financial Statements...........................     F-1
          Notes to Consolidated Financial Statements..................     F-6
          Report of Independent Accountants...........................    F-26

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN "RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 24. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND THE COMPANY ASSUMES NO OBLIGATION AND DOES NOT INTEND TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

OVERVIEW

    We believe we are the world's leading developer of software solutions that enhance the design, analysis and manufacture of injection molded plastic parts. Common consumer products that make extensive use of plastic parts include cellular telephones, personal digital assistants, pagers, automobiles, televisions, cameras, toys and personal computers. The commercial success of each of these products often relies heavily upon reducing the time to bring new products to market, reducing engineering and manufacturing costs, and improving product quality and design.

    Participants in all aspects of the injection molded plastic parts manufacturing process, including part designers, mold designers, manufacturing engineers and machine operators, use our products. Our products enable our customers to speed their products to market, decrease manufacturing costs and reduce costly design and manufacturing errors by:

    - assisting part designers in the selection of a plastic material,

    - determining the strength, rigidity and ease of manufacturing of a given part design,

    - predicting the amount a plastic part will shrink or warp during production,

    - optimizing production conditions such as machine temperatures, injection speeds, cooling times and the locations in a mold to inject the plastic,

    - identifying and providing optimized solutions for adverse variations during production,

    - providing features which facilitate collaboration over shared media, such as the Internet, and

    - scheduling, monitoring and reporting plant floor molding operations.

    Prior to 1997, we offered a single product line, Moldflow Plastics Insight ("MPI"), which was designed to be used by highly specialized engineers conducting in-depth plastics simulation. Today we offer five products which operate across a broad segment of the plastics design to manufacturing process. Our Design Optimization Solutions, Moldflow Plastics Advisers ("MPA") and MPI, help part and mold designers and plastics engineers design products that will manufacture correctly the first time while our Manufacturing Solutions, Moldflow Plastics Xpert ("MPX"), EZ-Track and Shotscope, allow manufacturing professionals to monitor, control and optimize their process on the shop floor.

    Our products are used by more than 4,100 customers at more than 4,500 sites in over 55 countries around the world. We sell our products primarily through our direct sales force in North America, Europe and Asia and, to a lesser extent, through original equipment manufacturers and distributors in defined geographic regions. Representative customers include Baxter International, BMW, DuPont, Fuji Xerox, Hewlett-Packard, Lego, Motorola, Nokia and Samsung. We have distribution arrangements with PTC, Structural Dynamics Research Corporation ("SDRC"), CoCreate and resellers of products from SolidWorks, a subsidiary of Dassault Systemes, and Autodesk.

    Our development efforts are focused on creating tools that improve the entire span of product development for injection molded plastic parts to enable our customers to enhance their competitiveness and reduce their costs. We believe we have the widest and most advanced range of software solutions and proprietary technology to address the problems that arise in each phase of the process of designing and manufacturing injection molded plastic parts.

INDUSTRY BACKGROUND

    INJECTION MOLDED PLASTICS INDUSTRY

    From high technology to traditional manufacturing, companies in many industries today make extensive use of plastic materials to produce component parts for their products. The widespread use of plastics as a manufacturing material has occurred because plastic parts can be formed into an almost limitless number of shapes, are relatively inexpensive to manufacture in volume and are easy to assemble. Common consumer products that make extensive use of plastic parts include cellular telephones, personal digital assistants, pagers, automobiles, televisions, cameras, toys and personal computers. The commercial success of each of these products often relies heavily upon reducing the time to bring new products to market, reducing engineering and manufacturing costs, and improving product quality and design.

    In technology driven industries, the use of plastics has become increasingly important as weight, cost and quality are standard points of competitive differentiation. Most importantly, because plastics can be molded into extremely complex shapes, they are uniquely suited for use in high technology products. Products such as cell phones, personal digital assistants or PDAs, and notebook computers have all employed increasingly complex designs characterized by smaller parts, reduced weight, more sophisticated shapes and lower tolerances. These complexities often lengthen the time to market for new products. As product life cycles shrink and time to market becomes increasingly important, successful manufacturers in these industries must design and build products quickly and correctly the first time. In particular, production delays or high product defect rates for manufacturers in rapidly changing industries can represent significant economic and opportunity costs.

    The use of plastics also continues to increase in traditional industries such as the automotive industry in large part due to improvements in the injection molding process. Automobile manufacturers frequently find that plastic parts provide the same or superior functionality at a lower cost than other alternatives and permit a single part to replace multiple parts. Reducing the number of parts decreases assembly costs and simplifies the overall product development process. For instance, industry trade journals have reported that DaimlerChrysler predicts that the 75-100 metal parts currently used on a typical car's body structure could be replaced by 6-12 plastic parts on future cars. In addition to cost savings and enhanced part performance, the use of plastics in the automobile industry can yield improvements in other important design criteria such as fuel economy due to the weight savings achieved by using plastics instead of other heavier structural materials. For example, industry trade journals have reported that DaimlerChrysler has recently produced a new hardtop for its Jeep Wrangler model which uses plastics on external components and weighs 23 pounds less than its current production hard top.

    INJECTION MOLDING PROCESS

    The dominant method for producing plastic parts with complex shapes is injection molding. We believe that in 1999 up to 750,000 injection molding machines were in operation on a worldwide basis.

Injection molding involves the injection of molten plastic into a cavity called the mold, usually made of metal, where it is packed under pressure, subsequently cooled, and then ejected, yielding a final part.

    The injection molding process is extremely complex. It requires the matching of part geometry to mold geometry, as well as accommodating varying material, machine, and environmental operating conditions. Not only must the mold cavity be machined precisely to produce the desired shape of the final part, it also must account for shrinkage and warpage of the plastic material as it cools and is ejected. Problems can arise in this process if the molten plastic enters the mold at the wrong temperature, if the locations of the points of entry of the plastic into the mold are mismatched to the design of the part, or if the properties of the chosen plastic are poorly matched to the product's function. Each of these potential problems can cause an excessive number of defective or substandard parts to be produced or require several attempts to remachine the mold.

    The process of designing and producing injection molded plastic parts consists of four distinct steps, the design portion of which can take from several weeks to several months depending on the complexity and other attributes of the part being designed:

    - PART DESIGN--A design engineer, who typically does not specialize in the design of plastic parts, lays out the initial design of the end product, including the plastic components. These design engineers face difficult plastic-related decisions which often fall outside of their area of specialization, including: selecting a plastic material, estimating the strength and rigidity of the part, designing the part with shapes and thicknesses that can be readily produced using injection molding, and completing each of the steps in a cost efficient manner.

    - MOLD DESIGN--After the part has been designed, typically a second engineer designs the mold into which injection molding machines can pack the selected plastic material to create the part. Designing a mold requires the engineer to estimate many important variables, including the amount the plastic part will warp or shrink and the optimal locations for injecting plastic into the mold. The cost of a mold can vary from as little as a few thousand dollars to more than one million dollars.

    - PRODUCTION SET-UP--After the mold has been designed and built, the mold is fastened into an injection molding machine. A machine operator then adjusts several machine settings, such as machine temperature, injection speed and cooling time until the machine produces acceptable parts. In many instances, once acceptable parts are made with some frequency, the operator makes little or no effort to improve the machine's set-up to optimize speed or minimize failure rates.

    - PRODUCTION AND PROCESS MONITORING--Once commercial production begins, machine operators monitor the injection molding machine's performance, which will vary over time. This variation can be caused by operating conditions which shift as a result of factors such as temperature fluctuations and lot-to-lot variations in the plastic raw material.

    Traditionally, these steps have been carried out through a trial-and-error process which requires a significant amount of guesswork throughout. As a result, the design and development process has been inherently inefficient. An incorrect guess at any step of this process may produce suboptimal parts or require that portions or all of the process be repeated, delaying production and increasing costs.

    The inefficiencies and resulting cost increases occurring in this process are further exacerbated when companies outsource one or more of these steps. Many companies have set up supply chains to match expertise and cost structures to each step of this process and take advantage of available networks to establish "design anywhere, build anywhere" collaborations with suppliers and between divisions across their company. The part design, mold design and production steps often occur in geographically separated facilities. As a result, the iterative process of designing a plastic part is frequently hindered by having to coordinate this process across multiple locations and time zones.

    ABSENCE OF SOFTWARE SOLUTIONS FOR THE INJECTION MOLDED PLASTICS INDUSTRY

    Although many industries have embraced software tools to improve their product design and production processes, we believe that a substantial portion of companies in the injection molded plastics industry continue to employ a trial-and-error process at most steps of the design and development process. We believe this condition exists today primarily because of the limited availability of specific software tools capable of addressing many of the complex and unique issues involved in designing injection molded plastic parts and their molds. In addition, we believe the majority of the injection molding machines currently in use worldwide and are being operated without integrated software tools which can analyze and improve the efficiency of their production.

THE MOLDFLOW SOLUTION

    Using our extensive knowledge of designing and manufacturing with plastics, we have developed a suite of software applications which enhance our customers' ability to optimize the design and production process for injection molded plastic parts. Our approach, which we call Process Wide Plastics Solutions, provides our customers with a software tool for each step in this process, from part design through production monitoring, in an integrated environment. Together, our suite of products permit plastics manufacturers for the first time to significantly decrease the guesswork involved in each step of the injection molding process by replacing the traditional trial-and-error process with an automated and integrated process. Our products can significantly reduce the time it takes to design plastic parts for injection molding, improve the quality of the plastic part produced and decrease the cost of the production process. With direct sales offices and distribution partners worldwide, we believe that we are uniquely positioned to deliver our evolving suite of software tools to customers in any part of the world.

OUR PRODUCTS

    We offer software solutions for all phases of designing and manufacturing injection molded plastic parts. We have categorized our product offerings into two distinct groups, Design Optimization Solutions and Manufacturing Solutions. Design Optimizations Solutions include the Moldflow Plastics Advisers ("MPA") series for part design and high-level mold design which is available on a perpetual license basis and portions of which are available on an ASP model and the Moldflow Plastics Insight ("MPI") series for more in-depth mold design. Manufacturing Solutions include Moldflow Plastics Xpert ("MPX") series for production set-up, production monitoring and process control, Shotscope for process monitoring and EZ-Track for plant-wide production monitoring. In addition, we created and support plasticszone.com, which we believe to be the world's first e-business site designed for predictive engineering for injection molded plastics. Our products employ complex and proprietary mathematical concepts. For example, our MPA and MPI products employ our patented Dual Domain technology, which permits users to conduct complex plastic flow simulations using solid model data generated by their design modeling software. As a result, users can eliminate the otherwise necessary, time consuming and error prone step of creating a unique mathematical representation to be used solely for simulating plastics flows. Our products run on the most widely used computing platforms and operating systems, including various versions of Windows and UNIX.

    MOLDFLOW PLASTICS ADVISERS

    Our MPA series provides part and mold designers with applications that permit them to quickly check the ultimate manufacturability of their designs at an early stage in the design process. We have designed MPA to input its results directly into MPX to enhance the efficiency of molding machine set-up. The MPA series consists of three products:

    PART ADVISER is a user-friendly application which enables product designers without expertise in designing plastic parts to address key manufacturing concerns in the preliminary design stage. Part

    Adviser offers practical advice for the broad range of problems it identifies without the need to consult with engineers who specialize in plastic part design. Part designers are able to receive rapid feedback on the extent to which a number of factors, including modifications such as part geometry, material selection or plastic fill locations affect the manufacturability of a plastic part. In addition, Part Adviser permits the designer to create reports which can be instantly shared with fellow team members across the Internet.

    MOLD ADVISER extends the capabilities of Part Adviser to permit the mold designer to layout and analyze an optimal mold. This product eliminates the need to design and build molds through trial-and-error, enabling a mold designer to create molds quickly and efficiently.

    IMPA is a fully functional, application service provider ("ASP") version of our Part Adviser product. We introduced IMPA to provide access to our Part Adviser product on a pay-per-use basis. Customers download IMPA onto their desktop, laptop or home computers and are then able to perform plastic flow analyses. IMPA creates a unique digital fingerprint that is exchanged at plasticszone.com for an authorization key that allows unlimited analyses on a single model geometry to then be performed. This patent-pending ASP model allows the customer to pay a usage fee for each separate geometric configuration, while protecting the privacy of a part's design and eliminating bandwidth constraints by avoiding transmission of large proprietary data files over a public network.

    MOLDFLOW PLASTICS INSIGHT

    The MPI series contains our broadest set of predictive capabilities for injection molding for use by highly specialized design engineers. The MPI series assists design engineers in determining the optimal combination of part geometry, material choice, mold design and processing parameters to produce quality finished products. MPI allows the optimization of the variables which remain in the mold designer's control to adjust. For instance, a mold designer often receives a part design and is not permitted to make changes to the design, but rather must create a mold design and a set of operating conditions best suited for the part as designed. MPI may also be used in connection with a completed mold which was poorly designed and is producing defective parts at an unacceptable rate. In these cases, MPI can be used to find the best possible operating conditions for the mold-part combination to minimize the defects or it can be used to identify the changes necessary in the mold to improve part yields. The results generated by our MPI products can be input directly into our MPX product to reduce machine set-up time.

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

    MPI/COOL is used to design cooling circuits and a mold block around a part to optimize mold design by adjusting the size and locations of the cooling circuits. Because many warpage problems result from improper cooling design, using MPI/Cool for mold designs enhances ultimate product quality. MPI/Cool also enables all of the benefits of mold cooling analysis to be applied to gas injection molded parts.

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

    MPI/FLOW3D uses a fully three-dimensional meshing and solving technology to analyze thick plastic parts. The majority of the MPI modules are focused on the broadest class of plastic parts, those that are termed "thin wall." There are plastic parts, however, that are very thick or have widely varying thicknesses throughout. Until the development of MPI/Flow3D, creators of these types of products had no commercially viable product alternative to investigate the filling process to produce better parts and molds.

    MPI/STRESS predicts the structural integrity of plastic components under stress to quickly predict whether initial concept designs meet desired structural requirements and whether the part will permanently deform if put under load. The stress analysis calculates the amount of force which will cause buckling and predicts the final buckled shape.

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

    MPI/OPTIM automatically determines the optimum processing conditions to be set for a specific part on an injection molding machine to produce a part of acceptable quality. These results may be used as input for MPX to ensure molding machine set-up is as quick and efficient as possible. The results may also be used in isolation, as an input to assist the operator in finding the best settings for a specific machine to produce the desired parts.

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

    MPI/TSETS provides tools to simulate the major thermoset molding processes. Thermoset materials are a type of plastic which are used for products that must withstand higher temperatures without alteration in their material properties. Because other plastics may deform when exposed to high temperatures, thermoset materials are used for a variety of plastic parts such as chip holders in integrated circuits, distributor caps and other automotive engine components and electrical outlets.

    C-MOLD 2000 ("CM2K"), formerly a C-Mold product, provides an easy-to-use environment which enables the simulation of a wide variety of complex molding processes, including the encapsulation of semiconductors. Selected technologies from the CM2K product will be integrated into MPI version 3.0 which we plan to release during our fiscal year 2002.

    MOLDFLOW PLASTICS XPERT

    Our MPX product attaches to injection molding machines to monitor and control the manufacturing process. MPX addresses common shop floor issues such as machine set-up, process optimization and production part quality monitoring. MPX interacts directly with the molding machine's built-in controller to provide optimized process correction. With MPX, engineers and die-setters can consistently and systematically set-up molds, identify a robust molding window and monitor the process. MPX can be used with substantially all injection molding machines and provides operators with a single, intuitive user interface, reducing the need for machine-specific operator training. In addition, MPX gives real-time feedback, providing a mechanism for rapid manual or automatic process adjustments. We designed MPX to reduce mold set-up times and to optimize the efficiency of the part production cycle. Our MPX product consists of three integrated modules:

    SETUP XPERT enables systematic mold set-up from starting points generated by MPA, MPI or operator inputs, independent of operator and location. Setup Xpert optimizes the molding cycle and maximizes the usage of machine capabilities without requiring the operator to have in-depth knowledge of the individual machine. Setup Xpert quickly sets up and optimizes each machine, while ensuring that each operator uses the same set-up procedures.

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

    MOLDFLOW EZ-TRACK

    Moldflow EZ-Track provides real-time, plant-wide production monitoring and reporting. EZ-Track can be attached to injection molding machines and virtually any cyclic manufacturing equipment and machinery, such as ultrasonic welders, assembly machines, and packaging equipment.

    The EZ-Track system monitors key production statistics such as machine status, downtime, scrap, raw material, labor activity and materials moved, and tracks lot numbers. The EZ-Track system provides a comprehensive job scheduler that permits visual "drag and drop" job scheduling using Gantt chart displays. The scheduler checks for mold conflicts and machine feasibility, continuously updates estimates of job completion times based on actual cycle time, downtime, rejects and cavitation and visually flags delays. The scheduler can also be integrated with ERP systems to connect plant floor operations to the rest of the business enterprise.

    The EZ-Track system includes the EZ-Track input/output unit which interfaces directly to a single machine. It is a small, self-contained instrument that provides data acquisition, alarms, and a full user interface for manual entry and display. Sixteen high-speed digital input channels are provided for timing, counting, and production rates as well as eight digital output channels to activate alarms, divert parts, and exert other types of control.

    EZ-Track offers a complete set of comprehensive reports including job summaries, machine performance, plant status, scrap, downtime, labor, material, and tool use. Graphical styles for effective report illustration include pie charts, Pareto charts, trend charts, and tabular charts. EZ-Track aggregates, sorts, and filters data by job, machine, employee, tools, material, and time periods. Reports are accessible from any Internet or corporate intranet browser.

    MOLDFLOW SHOTSCOPE

    The Moldflow Shotscope process monitoring and analysis system is a comprehensive product suite that collects critical data in real time from injection molding machines on the factory floor, then records, analyzes, reports, and allows access to the information for use in decision making. Shotscope can be used for both plastic injection molding and metal die casting operations.

    The Shotscope system allows injection molders to maximize their productivity by providing the tools necessary to schedule mold and machine resources efficiently and also to monitor the status and efficiency of any mold/machine combination. By monitoring the efficiency of a given mold/machine combination, molders can schedule jobs based on a number of criteria, including minimum cycle times and highest production yields. Users also can define periodic maintenance schedules for molds and machines, and, after a pre-determined number of cycles or operating hours, Shotscope will signal that preventative maintenance is required.

    Shotscope maintains and displays Statistical Process Control ("SPC") data in a variety of formats, including trend charts, X-bar and R charts, histograms, and scatter diagrams. This information provides molders with the knowledge that their processes are in control, and, should they go out of control, Shotscope can alert to an out-of-control condition and divert suspect-quality parts. Furthermore, because the Shotscope system can measure and archive up to 50 process parameters (such as pressures, temperatures, times, etc.) for every shot monitored, the processing "fingerprint" for any part can be stored and retrieved at any time in the future. This functionality is extremely important to manufacturers concerned with the potential failure of a molded part in its end-use application, for example, medical devices.

    Shotscope contains a reporting mechanism that allows data collected by and entered into the system to be communicated across a manufacturing enterprise, so that informed decisions can be made. Users can generate standard and custom production, scrap, downtime, efficiency, and job summary reports to maximize productivity.

    PLASTICSZONE.COM

    Plasticszone.com is a business and productivity website for professionals working with injection molded plastics. Plasticszone.com currently consists of five activity zones:

    SIMULATION ZONE offers access to our IMPA product, the Internet version of our Moldflow Part Adviser product that enables users to conduct plastics flow analysis on a pay-per-use basis.

    MATERIALS ZONE provides a materials calculator that allows users to determine optimal polymers for parts and enables users to order material testing services from us.

    CONSULTING ZONE provides access to our consulting services for troubleshooting, performance of more challenging plastic flow analyses and other types of plastic injection molding projects.

    EDUCATION ZONE offers a listing of upcoming seminars and training courses related to plastic injection molding processes and the software solutions that can help designers and engineers become more productive. It also offers live web seminars and web-based self study classes.

    KNOWLEDGE ZONE provides online evaluation tools, interactive answers to commonly asked questions about part manufacturability and comparisons among many plastic materials.

OUR CUSTOMERS

    Our products are used at more than 4,500 user sites in more than 4,100 companies, which are located in over 55 countries spanning the globe. Representative customers in various industries include:

AUTOMOTIVE

BMW AG
DENSO Corporation
Ford Motor Company
Hyundai Business Group
Valeo SA
Volkswagen AG

TOYS

Hasbro, Inc.
The Lego Group
Mattel, Inc.

ELECTRONICS

The Framatome Group
Fuji Xerox Co., Ltd.
Hewlett-Packard Company
Motorola, Inc.
Nokia Corporation
Siemens AG
Tyco International Inc.

MATERIAL SUPPLIERS

Bayer AG
The Dow Chemical Company
Eastman Chemical Company
E. I. duPont de Nemours and Company
GE Plastics
M. A. Hanna Company

MEDICAL

Bausch and Lomb
Baxter International, Inc.
Becton Dickinson and Company

OTHER/MULTIPLE INDUSTRIES

Fisher & Paykel Industries Limited
LG Group
Minnesota Mining and Manufacturing (3M)
Montblanc-Simplo GmbH
Perlos Oyj
Samsung Group

SALES AND MARKETING

    We distribute our products and services primarily through a direct sales organization. As of June 30, 2001, our direct sales organization consisted of 48 sales associates, who operated out of offices located in Australia, China, France, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Sweden, Taiwan, the United Kingdom and the United States. Our direct sales model involves pairing a sales associate and an engineer to form a sales team. These teams work together to conduct a thorough evaluation of potential customers' design and manufacturing processes and provide the potential customers with a detailed analysis of the cost savings our products could produce in a selected aspect of their business. Based upon the success of this sales model to date in increasing sales as well as the awareness among our potential customers of our products, we intend to continue building our direct sales organization worldwide. See Note 15 of the Notes to Consolidated Financial Statements for information regarding the geographic distribution of our results of operations.

    To supplement the efforts of our direct sales organization, we also sell our products through marketing and distribution arrangements with several design software vendors as an integrated application on their solid modeling design systems. For example, PTC incorporates our MPA product in a module of its Pro/ENGINEER product, which they call Pro/PLASTIC ADVISOR and Structural Dynamics Research Corporation ("SDRC") sells our MPA product as well as several modules contained within our MPI family of products. Several distributors of SolidWorks Corporation, a subsidiary of Dassault Systemes S.A., distribute our MPA product and Autodesk, Inc. has designated us a MAI partner, which gives us access to Autodesk's distribution channel to sell our MPA product. We have retained over 100 distributors to provide worldwide sales coverage to complement our direct sales organization. We are also partnering with other businesses in distribution arrangements which allow them to promote and distribute IMPA on their websites, further expanding the reach of our products. For example, GE Plastics offers IMPA on their geplastics.com and gepolymerland.com websites.

CUSTOMER SUPPORT AND OTHER SERVICES

    CUSTOMER SUPPORT AND TRAINING

    We provide customer training on our products and technical support to our customers, which they may access 24 hours a day. Our customers may access customer support either through our telephone hotline or our website. In addition, our product development staff is available to solve more complex problems that our customer support personnel are unable to solve quickly.

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

    MATERIAL TESTING SERVICES

    Our material testing group provides testing services to our customers who are seeking accurate, reliable material data on new or existing grades of polymers, measured under a wide range of practical molding conditions. We have established a database containing information on more than 7,500 plastics materials. We conduct this testing at our facilities located near Melbourne, Australia, and in Ithaca, New York, which are equipped with state-of-the-art equipment, including a number of injection molding machines in Melbourne. The research and testing conducted at these facilities provides essential data for our full line of software applications.

PRODUCT DEVELOPMENT

    Our product development strategy focuses on ongoing development and innovation of new technologies to increase our customers' productivity and provide solutions that our customers can integrate into their existing computing platforms. We plan to extend our leadership position in plastics simulation technology by continuing to make significant investments in research and development and to maintain our market share by rapidly creating and delivering new product releases to our customers. We intend to take advantage of current and future technology trends, including the Internet, to ensure our customers are always able to gain incremental competitive advantage in their respective industries.

    Our product development activities take place in research centers located in the United States, Australia and the United Kingdom. We have linked the information systems of each of these facilities to provide a continuous development environment, enabling software development to be undertaken 24 hours per day.

    We also fund or participate in a wide assortment of external research and development projects, often being conducted by the world's leading experts in their fields. In many cases, through these projects we gain access to fundamental research with comprehensive experimentation results. Often the centers agree to restricted publishing rights in order to pursue topics of mutual interest. A partial list of our collaborative partners includes ENSAM (France) for shrinkage, Cranfield University (United Kingdom) for analysis of fiber filled parts, University of Bradford (United Kingdom) for fiber orientation measurement and process control, Technical University of Eindhoven (Netherlands) for numerical methods, University of Sydney (Australia) for fluid mechanics and Nanyang Technological

University of Singapore for optimization. We believe that these relationships provide a significant benefit to our product development efforts.

    As of June 30, 2001, our product development staff had 86 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. We seek to recruit highly skilled employees, and our ability to attract and retain such employees will be a principal factor in our success in maintaining our leading technological position. We believe that such investments in research and development are required in order for us to remain competitive and we believe our cadre of software developers and our worldwide development capabilities represent a significant competitive advantage. In fiscal 1999, 2000 and 2001 our research and development expenses were $3.5 million, $4.1 million and $6.6 million, respectively.

ACQUISITIONS

    On April 13, 2000, we acquired Advanced CAE Technologies, Inc., which formerly conducted business as C-Mold. C-Mold was a developer of competing software solutions complementary to our Design Optimization Solutions series. The acquisition of C-Mold has expanded our development capabilities and we believe that it will enable us to broaden our product lines into adjacent markets more quickly. The purchase price was $11.3 million in cash, including transaction costs.

    On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. ("Branden"), located in Wilsonville, Oregon, for a total of $3.7 million in cash, $1.1 million of which was used to retire all of Branden's outstanding debt.

COMPETITION

    The markets into which our products are sold are highly competitive. We compete with many companies engaged in selling software solutions to companies involved in product development and manufacturing. We also face competition from materials vendors, injection molding machine manufacturers and small vendors, such as independent engineering consultants. In addition, new competitors may arise as we introduce new products into the marketplace.

    The entrance of new competitors would be likely to intensify competition in all or a portion of the markets in which we compete. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. Competitors may form alliances and rapidly acquire significant market share. Moreover, competition may increase as a result of software industry consolidation.

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

TECHNOLOGY AND PROPRIETARY RIGHTS

    Our proprietary technology primarily applies general mathematical models describing the behavior of plastics as fluids under conditions of heat and pressure to the real world environment of polymers processing. In addition, our proprietary technology includes understanding of plastic material behavior and the injection molding process. We believe that our broad range of proven numerical methods represents considerable intellectual property and that these trade secrets are difficult to reproduce. We currently own all of the core technology used in our products and license only assorted peripheral software that facilitates the operation of our products' core functions. Our success depends to a significant degree upon our ability to develop proprietary products and technologies.

    We engage in a regular review of our proprietary technology to determine the optimal method of protecting such technology. We currently own two issued United States patents and corresponding international patents. We have other U.S. and international patent applications pending. These patents cover a relatively small portion of our overall portfolio of intellectual property. We view these patents as one important way of protecting our key intellectual property that may not be protected by the use of other methods. We intend to continue to file patent applications as we develop new products and technologies.

    The patent position of companies like ours are generally uncertain and involve complex legal and factual questions. Furthermore, even if patents are licensed or issued to us, others may design around the patented technologies. In addition, we could incur substantial litigation costs if we are required to initiate patent litigation to enforce our patent rights, and the outcome of any patent litigation is uncertain. Our patent position may be impaired by the following:

    - our pending patent applications may not result in issued patents,

    - the claims of patents which are issued may not provide meaningful protection,

    - we may not develop additional proprietary technologies that are patentable,

    - patents licensed or issued to us may not provide a basis for commercially viable products or may not provide us with competitive advantages and may be challenged by third parties, or

    - patents of others may have an adverse effect on our ability to do business.

    We rely on a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect the unpatented proprietary technology contained in our products. We distribute our software under software license agreements that typically grant customers non-exclusive, non-transferable licenses to use our products. These agreements usually restrict use of the licensed software to our customer's internal operations on designated computers at specified sites unless the customer obtains a site license for the software, and are subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. For certain software, such as the MPA series, we rely primarily on "click-wrapped" licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. Further, software security measures are employed in our products to prevent unauthorized use of our software.

    We also seek to protect the source code of our software through trade secret and copyright law. We have obtained or applied for United States federal trademark protection on various trademarks and logos. We have also applied for or obtained trademark registrations of these key marks in a number of foreign jurisdictions and are in the process of seeking trademark registrations in other foreign countries.

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

    We seek to monitor the public records in order to become aware of any potentially conflicting proprietary rights. To date, we have not received any notification that any specific product infringes on the proprietary rights of third parties; however, we are generally aware of other issued patents in similar technological areas. We can not assure you, however, that third parties will not claim such infringement by us or our licensors with respect to current or future products. We expect that software product developers will increasingly be subject to such claims as the number of products and competitors in our market segment grows and the product functionality in different market segments overlaps. In addition, patents on software and business methods are becoming more common and we expect that more patents will issue in our technical field. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Moreover, such royalty or licensing agreements, if required, may not be on terms acceptable to us.

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

EMPLOYEES

    As of June 30, 2001, we had 290 employees, 120 of whom resided in the United States, 58 of whom resided in Australia, 23 of whom resided in the United Kingdom and 89 of whom resided in other countries. None of our employees are subject to any collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

    We operate out of four primary facilities. We lease 22,694 square feet of office space located in Wayland, Massachusetts pursuant to a 5-year lease that expires in August 2005. This facility serves as our corporate headquarters and personnel located at this facility include our senior management team, some of our North American sales force and technical support personnel, some product marketing and development personnel and some finance and administration personnel.

    We own an 18,100 square foot office building set on approximately 15 acres in the Kilsyth suburb of Melbourne, Australia. Personnel located at our Melbourne facility include members of our software development and research team, some of our materials testing personnel, a portion of our Asia Pacific sales force and administrative staff. We lease a 13,000 square foot office and laboratory building in Ithaca, New York pursuant to a 1-year lease that expires in April 2002. In March 2001, we signed a lease pursuant to which we will lease a newly constructed 18,000 square foot building in Ithaca upon completion, which is expected to occur during fiscal year 2002. We anticipate moving our Ithaca operations into this building upon completion of the construction. Personnel located at our Ithaca facility include members of our software development and research team, some of our materials testing personnel, and administrative personnel. We also lease a 6,000 square foot office and laboratory building in Wilsonville, Oregon, pursuant to a 4-year lease that expires in December 2004. Personnel located at our Wilsonville facility include members of our product development and research team and some administrative and distribution personnel.

    We also lease office space in the other countries in which we do business. Our aggregate lease expenses were $1.9 million in fiscal 2001.

    During fiscal 2001, we sold our facility in Louisville, Kentucky and our office condominium in Taiwan. Both of these properties were acquired when we purchased C-Mold in fiscal 2000.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market ("Nasdaq") on March 28, 2000 under the symbol "MFLO". The following table sets forth the quarterly high and low sales prices per share reported on Nasdaq.

PERIOD OR QUARTER ENDED                                         HIGH       LOW
-----------------------                                       --------   --------
April 1, 2000...............................................   $16.94     $15.25
June 30, 2000...............................................   $18.50     $13.50
September 30, 2000..........................................   $28.00     $15.25
December 30, 2000...........................................   $27.38     $19.50
March 31, 2001..............................................   $30.13     $17.75
June 30, 2001...............................................   $18.50     $11.17

    On September 19, 2001, the last reported sale price of the common stock on Nasdaq was $9.31 per share. On September 19, 2001, there were 93 holders of record of the Company's common stock.

    We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

    The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is March 27, 2000, and the Commission file number assigned to the registration statement is 333-95289. The use of proceeds of our initial public offering has not changed from that reported in our quarterly report on Form 10-Q for the period ended March 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this document. The statement of operations data for the years ended June 30, 1999, 2000 and 2001 and the balance sheet data at June 30, 2000 and 2001 are derived from our audited consolidated financial statements appearing elsewhere in this document. The statement of operations data for the years ended June 30, 1997 and 1998 and the balance sheet data at June 30, 1997 and 1998 are derived from our audited consolidated financial statements not included in this document.

    The computation of basic and diluted net income per common share has been adjusted retroactively for all periods presented to reflect the redesignation of our common and preferred stock in March 1998. As a result of the treatment of this redesignation, we had no common stock outstanding prior to June 30, 1998 for purposes of computing net income per common share. Accordingly, basic net income per common share was zero for the years ended June 30, 1997 and 1998.

                                                                 YEAR ENDED JUNE 30,
                                                 ----------------------------------------------------
                                                   1997       1998       1999       2000       2001
                                                 --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Software licenses............................  $ 6,743    $ 8,514    $12,238    $16,742    $24,494
  Services.....................................    8,080      7,875      7,983     10,627     15,449
                                                 -------    -------    -------    -------    -------
    Total revenue..............................   14,823     16,389     20,221     27,369     39,943
                                                 -------    -------    -------    -------    -------
Costs and expenses:
  Cost of software licenses revenue............      377        397        378        785      1,846
  Cost of services revenue.....................    1,904      1,685      1,319      1,057      1,440
  Research and development.....................    3,527      3,062      3,466      4,074      6,642
  Selling and marketing........................    6,703      7,287      9,673     13,495     19,396
  General and administrative...................    3,719      3,303      3,839      5,018      6,095
  Litigation...................................       --         --        620        785         --
  Nonrecurring charges.........................       --         --         --        284         --
  Amortization of goodwill and other intangible
    assets.....................................    2,370         84         --        311      1,701
                                                 -------    -------    -------    -------    -------
    Total operating expenses...................   18,600     15,818     19,295     25,809     37,120
                                                 -------    -------    -------    -------    -------
Income (loss) from operations..................   (3,777)       571        926      1,560      2,823
Interest income (expense), net.................     (139)      (238)      (177)       427      2,139
Other income (loss), net.......................       17         19        (92)     1,717        272
                                                 -------    -------    -------    -------    -------
  Income (loss) before income taxes............   (3,899)       352        657      3,704      5,234
Provision for income taxes.....................      371        163        176        251      1,726
                                                 -------    -------    -------    -------    -------
  Net income (loss)............................   (4,270)       189        481      3,453      3,508
Accretion on redeemable preferred stock........      741         80         --         --         --
                                                 -------    -------    -------    -------    -------
  Net income (loss) available to common
    stockholders...............................  $(5,011)   $   109    $   481    $ 3,453    $ 3,508
                                                 =======    =======    =======    =======    =======
Net income per common share:
  Basic........................................  $    --    $    --    $  1.82    $  1.29    $  0.36
  Diluted......................................  $    --    $  0.04    $  0.08    $  0.48    $  0.35
Shares used in computing net income per share:
  Basic........................................       --         --        265      2,667      9,658
  Diluted......................................       --      5,228      6,166      7,190     10,124

                                                                      AS OF JUNE 30,
                                                   ----------------------------------------------------
                                                     1997       1998       1999       2000       2001
                                                   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 1,009     $1,700     $1,240    $27,259    $32,969
Marketable securities............................       --         --         --      8,452     12,750
Working capital..................................   (3,260)    (1,999)    (2,108)    30,991     42,511
Working capital, net of deferred revenue.........     (501)       984      1,310     36,094     48,883
Total assets.....................................   13,940     14,336     10,247     57,323     71,455
Long-term debt, net of current portion...........      524        890         --        852         --
Redeemable convertible preferred stock...........   10,322         --         --         --         --
Stockholders' equity (deficit)...................  (10,584)        34      1,270     43,778     57,593

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This portion of our Annual Report contains forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 24. Readers should not place undue reliance on our forward-looking statements, and the Company assumes no obligation to update any forward-looking statements.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. Our Design Optimization products allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Manufacturing Solutions products allow plant engineers and managers to maintain and optimize manufacturing conditions throughout the manufacturing process.

    We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. Prior to June 1997, our products consisted solely of our Moldflow Plastics Insight ("MPI") series for in-depth mold design. Since then, we have introduced additional modules of our MPI product series and have also introduced other new product lines. Our Moldflow Plastics Advisers ("MPA") series for part design and high level mold design was introduced in fiscal 1997 and our Moldflow Plastics Xpert ("MPX") series for production set-up and production monitoring was introduced in fiscal 1999. In fiscal 2000, we introduced plasticszone.com, a business and productivity website for professionals working with injection molded plastics. The plasticszone.com site currently offers five primary services, including one which provides our customers with access to our IMPA product, an application service provider, or ASP, version of one of our MPA series of products. In fiscal 2001, two additional products were launched under the Moldflow brand, Shotscope and EZ-Track. Shotscope, the primary product of Branden Technologies, a company we acquired in March 2001, is a shop floor product that monitors, analyzes, and assists in the scheduling of injection molding production processes. EZ-Track, developed jointly by Moldflow and Branden, provides real-time, plant-wide production monitoring and reporting. We categorize these products into two groups: Design Optimization Solutions, which includes the MPA and MPI series, and Manufacturing Solutions, which includes the MPX, Shotscope and EZ-Track products.

    We sell our products and services internationally through our direct sales operations in 14 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products.

    On April 13, 2000, the Company acquired all of the outstanding shares of Advanced CAE Technology, Inc., which formerly conducted business as "C-Mold." On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. These business combinations were accounted for using the purchase method of accounting. Accordingly, our consolidated financial statements present together with the Company the financial position and results of operations of C-Mold and Branden from the dates of their respective acquisition.

    We generate revenue from two principal sources:

    - license fees for our packaged software products, and

    - services revenue derived from maintenance and support services related to our software products, consulting, training and material testing.

    SOFTWARE LICENSES REVENUE. Typically, our customers pay an up-front, one-time fee for a perpetual license of our software products. The amount of the fee depends upon the number and type of software modules purchased and the number of the customers' employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a "click-wrapped" software license agreement that is included as part of each customer's installation process. Revenue for our IMPA product is earned on a pay-per-use basis. For sales of our MPI, MPX, Shotscope and EZ-Track products, we generally require a signed license agreement. In addition, we receive royalty payments from original equipment manufacturers related to the bundling of our software with their design software programs.

    We recognize software licenses revenue when persuasive evidence of a purchase commitment exists, delivery has occurred upon shipment of the product to the customer, no significant installation obligations remain, the license fee is fixed or determinable, and collectibility is probable. Installation of the product by Moldflow is not essential to its functionality, and typically is completed by our customers.

    SERVICES REVENUE. We also derive revenue from maintenance and support contracts, which require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. Maintenance and support contract revenue is invoiced in advance and is recognized ratably over the term of the corresponding maintenance agreement, which typically is twelve months.

    Maintenance and support contracts are often entered into at the same time as the sale of our software licenses, and we consider these multiple elements of a single arrangement. Payment for this arrangement is typically received up-front, and the total fee is then allocated ratably to these elements based upon vendor specific objective evidence of fair value for each, which is determined based on prices charged to our customers when these elements are sold separately. The revenue allocated to each of these elements is then recognized as described above. When vendor specific objective evidence of fair value does not exist for all elements of an arrangement, we employ the residual method of accounting. The residual method requires that we defer the portion of the total fee received that relates to the undelivered elements of the arrangement. The amount deferred is based upon the prices charged to customers for those elements when they are sold separately, typically from the renewal of the annual maintenance and support contracts. The deferred amount is then recognized ratably over the term of the corresponding maintenance agreement or as the services are performed. The difference between the total fee and the amount deferred is recognized as revenue related to the delivered elements, assuming all other revenue recognition criteria is met.

    We also provide consulting services, training of customers' employees, and material testing services. Revenue is recognized as the services are performed.

    COST OF SOFTWARE LICENSES REVENUE. Cost of software licenses revenue consists primarily of the costs associated with compact discs and related packaging material, duplication and shipping costs, hardware components for our Manufacturing Solutions products and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our software programs. Product royalties are expensed when the related obligation arises, which is generally upon the sale of our products, and are included in cost of software licenses revenue.

    COST OF SERVICES REVENUE. Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for our consulting services.

    RESEARCH AND DEVELOPMENT. We maintain a development staff to enhance our existing products and to develop new ones. Product development expenditures, which include salaries, benefits and travel and facilities costs, are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. We typically establish technological feasibility upon the completion of a working model. Accordingly, due to the minimal level of software development costs incurred subsequent to the establishment of technological feasibility, costs eligible for capitalization have not been significant to date.

    SELLING AND MARKETING. We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of personnel costs, commissions to sales staff, sales office facilities, travel and promotional events such as trade shows, advertising, print and web-based collateral materials, and public relations programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include our personnel, routine legal, audit and other costs of our executive management, finance, human resources and administrative support activities.

    LITIGATION. Our litigation expenses consisted of legal costs incurred to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against related counterclaims. Upon the closing of our acquisition of C-Mold in April 2000, all related claims were dismissed. As a result, we anticipate no further significant litigation costs to be incurred in connection with this action.

    NONRECURRING CHARGES. In connection with our acquisition of C-Mold, we incurred nonrecurring charges to terminate a lease on a facility and to immediately expense costs of purchased in-process research and development.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including goodwill, developed technology, assembled workforce, customer base and protective covenants.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net includes our cost of borrowings, including interest cost incurred on our working capital lines of credit and stockholder loans, net of interest income earned on invested cash balances.

    OTHER INCOME (LOSS), NET. Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

    PROVISION FOR INCOME TAXES. Our provision for income taxes includes federal, state and foreign taxes on our income in the countries in which we do business. Our income taxes during prior periods, in particular 1999 and 2000, have been significantly reduced by the use of our net operating loss carryforwards.

    Our fiscal year end is June 30. References to 1999, 2000 or 2001 mean the fiscal year ended June 30, unless otherwise indicated. During the fiscal year, we follow a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

RESULTS OF OPERATIONS

    The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

                                                                   FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                1999          2000          2001
                                                              --------      --------      --------
Revenue:
  Software licenses.........................................    60.5%         61.2%         61.3%
  Services..................................................    39.5          38.8          38.7
                                                               -----         -----         -----
    Total revenue...........................................   100.0%        100.0%        100.0%
                                                               =====         =====         =====
Costs and expenses:
  Cost of software licenses revenue.........................     1.9%          2.9%          4.6%
  Cost of services revenue..................................     6.5           3.9           3.6
  Research and development..................................    17.1          14.9          16.6
  Selling and marketing.....................................    47.8          49.3          48.6
  General and administrative................................    19.0          18.3          15.2
  Litigation................................................     3.1           2.9            --
  Nonrecurring charges......................................      --           1.0            --
  Amortization of goodwill and other intangible assets......      --           1.1           4.3
                                                               -----         -----         -----
    Total operating expenses................................    95.4          94.3          92.9
                                                               -----         -----         -----
Income from operations......................................     4.6           5.7           7.1
Interest income (expense), net..............................    (0.9)          1.6           5.3
Other income (loss), net....................................    (0.5)          6.2           0.7
                                                               -----         -----         -----
    Income before income taxes..............................     3.2          13.5          13.1
Provision for income taxes..................................     0.9           0.9           4.3
                                                               -----         -----         -----
    Net income..............................................     2.3%         12.6%          8.8%
                                                               =====         =====         =====

COMPARISON OF FISCAL YEARS 1999, 2000 AND 2001

    REVENUE

    SOFTWARE LICENSES REVENUE. Software licenses revenue increased from the prior year by 37% in 2000 from $12.2 million to $16.7 million and by 46% in 2001 from $16.7 million to $24.5 million. Several factors have contributed to these increases. We acquired C-Mold, a major competitor, in April 2000, which contributed to our growth in 2000 and 2001. We acquired Branden Technologies in March 2001. Branden's Shotscope product contributed modestly to our growth in 2001. We introduced new products, including Mold Adviser during 1999 and EZ-Track in 2001. We also released new modules for our MPI product line, and released new version updates to existing products, including our MPA product. We increased our direct sales coverage, adding new sales offices in the United States, Asia and Europe, and increased the number of our sales representatives from 25 at June 30, 1999 to 48 at June 30, 2001. As a result, we have increased the proportion of total licenses revenue sold directly to end-user customers from 72% in 1999 to 83% in 2001.

    The following table sets forth our software licenses revenue by product group for each of 1999, 2000 and 2001:

                                                                   FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                1999          2000          2001
                                                              --------      --------      --------
                                                                (IN THOUSANDS EXCEPT PERCENTAGE
                                                                             DATA)
Software licenses revenue:
  Design Optimization Solutions.............................  $11,951       $16,093       $22,698
  Manufacturing Solutions...................................      287           649         1,796
                                                              -------       -------       -------
    Total...................................................  $12,238       $16,742       $24,494
                                                              =======       =======       =======
% of total software licenses revenue:
  Design Optimization Solutions.............................     97.7%         96.1%         92.7%
  Manufacturing Solutions...................................      2.3           3.9           7.3
                                                              -------       -------       -------
    Total...................................................    100.0%        100.0%        100.0%
                                                              =======       =======       =======

    SERVICES REVENUE. Services revenue has a lower gross profit margin than licenses revenue and accounted for approximately 39% of our total revenue in 1999, 2000 and 2001. Revenue from services increased from the prior year by 33% in 2000 from $8.0 million to $10.6 million and by 45% in 2001 from $10.6 million to $15.4 million. These increases were primarily in the sale of maintenance contracts, which was the result of growth in our customer base arising from software license sales.

    The following table sets forth our total revenue by geographic region for each of 1999, 2000 and 2001:

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS EXCEPT PERCENTAGE
                                                                            DATA)
Revenue:
  USA.......................................................   $ 6,974     $ 7,804     $13,286
  Europe....................................................     8,235      10,399      13,623
  Asia/Australia............................................     5,012       9,166      13,034
                                                               -------     -------     -------
    Total...................................................   $20,221     $27,369     $39,943
                                                               =======     =======     =======
% of total revenue:
  USA.......................................................      34.5%       28.5%       33.3%
  Europe....................................................      40.7        38.0        34.1
  Asia/Australia............................................      24.8        33.5        32.6
                                                               -------     -------     -------
    Total...................................................     100.0%      100.0%      100.0%
                                                               =======     =======     =======

    The demand for our products is largely driven by the demand for these products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries, have experienced severe economic declines over the last twelve months. In particular, as a result of this downturn, we experienced a decrease in licensing revenue in the fourth quarter of fiscal 2001 of 3% as compared to the fourth quarter of fiscal 2000 and of 26% as compared to the third quarter of fiscal 2001. A continuation of this general economic slowdown could affect us in the future by decreasing our revenue and lowering our revenue growth rates. In addition, the recent terrorist attacks on the United States are causing widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a suspension in the normal purchasing patterns of our customers.

    COSTS AND EXPENSES

    COST OF SOFTWARE LICENSES REVENUE. Our cost of software licenses revenue was $378,000 in 1999, $785,000 in 2000 and $1.8 million in 2001. The increases are due to the increased sales of products in our Manufacturing Solutions product group, which have a higher cost of materials than our Design Solutions products, and an increase in personnel costs.

    COST OF SERVICES REVENUE. Our cost of services revenue was $1.3 million in 1999, $1.1 million in 2000, and $1.4 million in 2001. The decrease from 1999 to 2000 was a result of the implementation of our strategy of redirecting field technical personnel from largely passive roles of customer hotline and maintenance services to active roles in pre-sales activities and customer retention programs. Consequently, the costs of these individuals were redirected to selling and marketing. The increase from 2000 to 2001 was mainly due to increased headcount in technical support and material testing activities.

    RESEARCH AND DEVELOPMENT. Our research and development expenses increased from the prior year by 18% in 2000 from $3.5 million to $4.1 million and by 61% in 2001 from $4.1 million to $6.6 million. These increases are attributable to increased personnel costs and travel expenses, primarily related to the addition of research and development personnel as a result of our acquisition of C-Mold in April 2000. To a lesser extent, the increase in 2001 also was due to personnel added from our March 2001 acquisition of Branden.

    SELLING AND MARKETING. Our selling and marketing expenses increased from the prior year by 40% in 2000 from $9.7 million to $13.5 million and by 44% in 2001 from $13.5 million to $19.4 million. The increase in 2000 was due principally to the redirection of field technical personnel to pre-sales applications support roles and an increase in the number of direct sales force personnel and, to a lesser extent, an increase in promotional activities in connection with the rollout of new releases of our software products. The increase in 2001 was due principally due to headcount additions and an increase in promotional activities, including telemarketing and international advertising programs.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses increased from the prior year by 31% in 2000 from $3.8 million to $5.0 million and by 22% in 2001 from $5.0 million to $6.1 million. These increases are the result of additional hiring of corporate staff and increased costs for professional services incurred as a result of becoming a publicly-held company.

    LITIGATION. The litigation expenses incurred amounted to $620,000 in 1999 and $785,000 in 2000 and consisted of legal costs to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against counterclaims. The litigation was suspended during the third quarter of fiscal 2000, and upon the closing of our acquisition of C-Mold, all related claims were dismissed.

    NONRECURRING CHARGES. In connection with our acquisition of C-Mold, we incurred nonrecurring charges of $284,000 in fiscal 2000 to immediately expense purchased in-process research and development and for lease termination costs. In the opinion of management, the purchased in-process research and development had not yet reached technological feasibility and had no alternative future use. Consequently, our nonrecurring charges included $214,000 to write off such in-process research and development costs during the fourth quarter of 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets acquired in our purchases of C-Mold and Branden, including goodwill, developed technology, assembled workforce, customer base and protective covenants. In 2000, we incurred amortization charges of $311,000, related entirely to our April 2000 acquisition of C-Mold. In 2001, we incurred amortization charges of $1.7 million, $1.5 million of which related to goodwill and other intangible assets acquired in our purchase of C-Mold and $184,000 of which related to goodwill and other intangible assets acquired in our purchase of Branden.

    OTHER INCOME AND EXPENSES

    INTEREST INCOME (EXPENSE), NET. Our interest income (expense), net was an expense of $177,000 in 1999, income of $427,000 in 2000 and income of $2.1 million in 2001. The increases were due primarily to a reduction in the amount of interest expense incurred as a result of a reduction in the level of bank and stockholder debt outstanding and an increase in interest income on the available cash balance from the investment of the unused portion of the proceeds of our public offerings of common stock in March and December 2000.

    OTHER INCOME (LOSS), NET. Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items. During 2000, we realized a gain of $1.7 million on the sale of a portion of our minority investment in a software company in connection with that company's initial public offering in India.

    PROVISION FOR INCOME TAXES. Our effective income tax rate was 27% for 1999, 7% for 2000 and 33% for 2001. The effective tax rates in 1999 and 2000 were lower than the 34% statutory rate primarily as a result of the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock, raising $36.9 million, net of offering costs. In December 2000, we completed a second offering of common stock, raising $12.8 million, net of offering costs. As of June 30, 2001, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $33.0 million and our marketable securities balance of $12.8 million. In January 2001, we completed the restructuring of our working capital credit line, resulting in an available credit facility of $5.0 million. Our marketable securities balance at June 30, 2001 included $411,000 related to our remaining minority investment in a publicly traded Indian software company that is recorded at market value at the end of each reporting period. This value has been subject to significant fluctuation in the past. It is management's opinion that this investment is subject to a number of risks that may cause the value to never be fully realized. As of June 30, 2001, we had no outstanding debt.

    Net cash provided by operating activities was $1.2 million in 1999, $1.4 million in 2000 and $6.2 million in 2001. Cash was provided by operations in 1999 as a result of net income (adjusted for non-cash items), increased deferred maintenance and support contract revenues and accounts payable, offset by decreases to accrued expenses. In 1999, net income was impacted by $1 million of non-cash charges, including $881,000 of depreciation and amortization. Cash was provided by operations in 2000 as a result of increased net income (adjusted for non-cash items) and accrued expenses, partially offset by increases to accounts receivable, current and non-current assets and decreases to accounts payable. In 2000, net income was impacted by $1.3 million of non-cash charges, primarily due to depreciation and amortization, and an offsetting $1.7 million gain on the sale of a portion of our minority investment in an Indian software company. Cash was provided by operations in 2001 as a result of increased net income (adjusted for non-cash items), deferred maintenance and support contract revenue and accrued expenses, partially offset by increased accounts receivable, other current and non-current assets and decreases to accounts payable. In 2001, net income was impacted by $2.8 million of non-cash charges, primarily arising from depreciation and amortization.

    Net cash used in investing activities was $854,000 in 1999, $11.9 million in 2000 and $11.8 million in 2001. In 1999, cash was used for purchases of property and equipment, primarily for computers, networking and materials laboratory test equipment to support our global product development activities, and to enable data communications among our worldwide development, sales, customer support and administrative organizations. In 2000, in addition to the purchase of fixed assets, $7.9 million, net of cash acquired, was used to purchase C-Mold and $5.0 million was invested in marketable securities. Also in 2000, $1.8 million was provided by the sale of a portion of our minority investment in an Indian software company. In 2001, in addition to the purchase of fixed assets, $3.7 million, net of cash acquired, was used to purchase Branden and $7.3 million was invested in marketable securities, net of proceeds from maturities and sales of similar instruments. Also in 2001, $1.5 million of proceeds were received on the sale of our facilities in Kentucky and Taiwan.

    Net cash provided by financing activities was $35.9 million in 2000 and $12.3 million in 2001. Net cash of $907,000 was used in financing activities in 1999. In 1999, $2.3 million of cash was used to satisfy bank note and capital lease obligations, net of new bank note borrowings. In 2000, $36.9 million of cash was provided by the initial public offering of our common stock. Also in 2000, $1.0 million of cash was paid under bank note and capital lease obligations, net of new bank borrowings. In 2001, $13.0 million was provided by a second public offering of our common stock, stock option exercises and purchases of stock under our Employee Stock Purchase Plan. In 2001, we fully paid off our outstanding long-term debt obligations.

    We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this Annual Report. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position or its results from operations. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 must be adopted by the Company by July 1, 2002; however, the Company has the option of adopting SFAS 142 early, as of July 1, 2001. While the Company is likely to adopt SFAS 142 as of July 1, 2001, it is currently assessing but has not yet determined the impact of adoption on its financial position and results of operations.

EUROPEAN UNION CURRENCY CONVERSION

    On January 1, 1999, eleven member nations of the European Economic and Monetary Union began using a common currency, the Euro. For a three-year transition period ending June 30, 2002, both the Euro and each of the currencies for such member countries will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for those countries. The adoption of the Euro will affect many financial systems and business applications as the commerce of those countries may be transacted both in the Euro and the existing national currency during the transition period. Significant portions of our revenue have been historically generated in Europe. Of the eleven countries currently using the Euro, we have subsidiary operations in France, Germany, Ireland, Italy, Netherlands and Spain. We have assessed the potential impact of the Euro conversion in a number of areas, particularly on our pricing and other marketing strategies. Although we do not currently expect that the conversion, either during or after the transition period, will have an adverse effect on our operations or financial condition, there can be no assurance that it will not have some unexpected adverse impact.

IMPACT OF INFLATION

    We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years.

RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

    You should carefully consider the following risks and uncertainties prior to making an investment in our common stock. The following risks and uncertainties may also cause our actual results to differ materially from those contained in or predicted by our forward-looking statements.

    OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND, AS A RESULT, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS INDICATORS OF FUTURE PERFORMANCE.

    We have experienced significant fluctuations in our results of operations on a quarterly basis. For instance, our total revenue in the fourth quarter of fiscal 2001 was $9.6 million as compared with total revenue of $11.1 million in the immediately preceding quarter. Further, we have historically experienced lower, a slight decline, or no growth in revenue in our first fiscal quarter as compared with the preceding quarter as a result of seasonal factors, which decrease demand for our products in this quarter. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

    - seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

    - the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure,

    - introductions of new services or enhancements by us and our competitors and changes in our and our competitors' pricing policies,

    - changes in the mix of products and services we provide as sales of our Manufacturing Solutions products and our services may result in lower gross margins,

    - currency fluctuations, and

    - timing and integration of acquisitions.

    In addition, like many software companies, we usually record a larger percentage of our quarterly revenue in the third month of the fiscal quarter. Also, our Manufacturing Solutions products may involve a longer selling cycle with corresponding larger order sizes which may lead to an inability to close on orders or make shipments in the period immediately preceding the end of the fiscal quarter. Accordingly, our quarterly results are often difficult to predict prior to the final days of the quarter.

    THE EXISTING GENERAL ECONOMIC SLOWDOWN, PARTICULARLY IN OUR END MARKETS, MAY IMPACT OUR RESULTS.

    The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past twelve months. A continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue and/ or lowering our revenue growth rates. In addition, the recent terrorist attacks on the United States are causing widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a suspension in the normal purchasing patterns of our customers.

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

    We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer on a timely basis products that meet customer demands. For example, the introduction of new products and services embodying new technologies and the emergence of new industry standards can render our existing products obsolete. The development of new or enhanced products is a complex and uncertain process, requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements and result in unexpected expenses.

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

    If we are unable to effectively integrate both Branden's and C-Mold's products, personnel and systems, our business and operating results will likely suffer. Integrating acquired businesses has required time and focus by our management team. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we were seeking in acquiring C-Mold or Branden.

    Additionally, we may engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

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

    Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, our Manufacturing Solutions products require interaction with an injection molding machine, the use and technology of which are subject to a wide variety of world-wide patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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

    DISRUPTION OF OPERATIONS AT OUR DEVELOPMENT FACILITIES COULD INTERFERE WITH OUR PRODUCT DEVELOPMENT AND PRODUCTION CYCLES.

    A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and the United Kingdom. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development facilities could severely disrupt our product development.

    OUR MANUFACTURING SOLUTIONS PRODUCT GROUP MAY LEAD TO PRODUCT LIABILITY CLAIMS AGAINST US.

    Our Manufacturing Solutions products are installed directly on our customers' injection molding machines and, in certain cases, automatically adjust the operation of these machines. As a result, it is possible that our customers may claim that our product interfered with the proper operation of their machines and may seek reimbursement for consequential and other damages from us. Although we expressly disclaim any liability for consequential or other damages in connection with our sale of these products, this disclaimer may not protect us from claims for damages from our customers and these claims may adversely affect our relationships with our customers or our reputation generally. In addition, our insurance coverage limits may not be adequate to protect us against any product liability claims that arise. This insurance is expensive and may not be available on acceptable terms, or at all.

    OUR STOCK PRICE IS HIGHLY VOLATILE AND OUR STOCK PRICE COULD EXPERIENCE SUBSTANTIAL DECLINES AND OUR MANAGEMENT'S ATTENTION MAY BE DIVERTED FROM MORE PRODUCTIVE TASKS.

    The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility in the past twelve months from a high of $30.13 to a low of $9.31 on September 19, 2001. Many factors may cause the market price for our common stock to decline, including:

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

    In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. We may be involved in securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management's attention and resources and could harm our business, financial condition and results of operations.

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

    We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. In fiscal 2001, we initiated a hedging program designed to reduce our exposure to changes in currency exchange rates. We routinely use currency options, zero cost collars and other combinations of options to hedge our exposure to currency exchange rate risk. Principle currencies hedged include the Euro, Japanese yen and Australian dollar. We cannot assure you, however, that these efforts or others that we may make in the future to hedge our exposure to currency exchange rate changes will be successful.

    Our marketable securities and cash equivalents include investments in corporate bonds and overnight investments held at major financial institutions. The returns earned on these investments are affected by factors such as changes in interest rates and overall market risk. We cannot assure you that the returns on these investments will not decline in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The index to the Consolidated Financial Statements of the Company is included in Item 14, and the Consolidated Financial Statements follow the signature pages to this Annual Report on Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. Incorporated herein by reference is the information appearing under the caption "Information Regarding Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

    EXECUTIVE OFFICERS. Incorporated herein by reference is the information appearing under the caption "Executive Officers" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information appearing under the caption "Information Regarding Moldflow Stock Ownership" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    14(a)(1) FINANCIAL STATEMENTS

    The financial statements and notes thereto are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

    14(a)(2) FINANCIAL STATEMENT SCHEDULES

    The following are contained on the indicated pages of this Annual Report on Form 10-K:

                                                              PAGE NO.
                                                              --------
Schedule II--Valuation and Qualifying Accounts..............     34

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

          *3.1 Third Amended and Restated Certificate of Incorporation of the Registrant.

          *3.2          Second Amended and Restated By-laws of the Registrant.

         +10.1          Loan Agreement, dated April 23, 1998, by and among Silicon
                        Valley Bank, the Registrant, Moldflow International Pty.
                        Ltd. and Moldflow Pty. Ltd.

         +10.2          Loan Document Modification Agreement No. 2, dated
                        November 30, 1998, by and between Silicon Valley Bank and the Registrant.

         +10.3          Amendment to Loan Modification Agreement No. 2, dated
                        January 19, 1999, by and between Silicon Valley Bank and the
                        Registrant.

         +10.4          Loan Document Modification Agreement No. 3, dated as of
                        June 1, 1999, by and between Silicon Valley Bank and the
                        Registrant.

         +10.5          Loan Document Modification Agreement No. 4, dated as of
                        October 22, 1999, by and between Silicon Valley Bank and the
                        Registrant.

         +10.6 Warrant to Purchase Common Stock, dated April 23, 1998, issued by the Registrant to Silicon Valley Bank.

         +10.7          Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Marc J. L. Dulude.**

         +10.8          Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Marc J. L. Dulude in favor of the Registrant.**

         +10.9          Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Suzanne E. Rogers.**

        +10.10          Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Suzanne E. Rogers in favor of the Registrant.**

        +10.11          Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Kenneth R. Welch.**

        +10.12          Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Kenneth R. Welch in favor of the Registrant.**

        +10.13          Stock Restriction Agreement, dated July 1, 1998, between the
                        Registrant and Richard M. Underwood.**

        +10.14          Amended and Restated Promissory Note, dated September 9,
                        1999, issued by Richard M. Underwood in favor of the Registrant.**

        +10.15          Service Agreement, dated July 1, 1994, between Moldflow Pty.
                        Ltd. and A. Roland Thomas.**

        +10.16          Letter Amendment, dated June 30, 1997, to Service Agreement between Moldflow Pty. Ltd. and A. Roland Thomas.**

EXHIBIT
NO.                     TITLE
-------                 -----
        +10.17          Letter Amendment, dated July 1, 1999, to Service Agreement between Moldflow Pty. Ltd. and A. Roland Thomas.**

        +10.18          Loan Agreement, dated July 1, 1999 between Moldflow Pty.
                        Ltd. and A. Roland Thomas.**

        +10.19          Moldflow Corporation 2000 Stock Option and Incentive Plan.

        +10.20          Form of Incentive Stock Option Agreement under the Moldflow
                        Corporation 2000 Stock Option and Incentive Plan.

        +10.21          Form of Non-Qualified Stock Option Agreement for Company
                        Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan.

        +10.22          Moldflow Corporation Employee Stock Purchase Plan.

        +10.23          Moldflow Corporation 1997 Equity Incentive Plan.

        +10.24          Form of Incentive Stock Option Agreement under the Moldflow
                        Corporation 1997 Equity Incentive Plan.

        +10.25          Form of Non-Qualified Stock Option Agreement under the
                        Moldflow Corporation 1997 Equity Incentive Plan.

        +10.26          Form of Non-Qualified Stock Option Agreement for Australian
                        employees under the Moldflow Corporation 1997 Equity
                        Incentive Plan.

        +10.27          Employment Agreement, dated February 1, 2000, between the
                        Registrant and Marc J. L. Dulude.**

        +10.28          Employment Agreement, dated February 1, 2000, between the
                        Registrant and Suzanne E. Rogers.**

        +10.29          Employment Agreement, dated February 1, 2000, between the
                        Registrant and Kenneth R. Welch.**

        +10.30          Employment Agreement, dated February 1, 2000, between the
                        Registrant and Richard M. Underwood.**

        +10.31          Employment Agreement, dated March 20, 2000, between the
                        Registrant and A. Roland Thomas.**

        +10.32 Form of Director Indemnification Agreement to be entered into between the Registrant and each non-employee director.**

        +10.33          Form of Non-Qualified Stock Option Agreement for
                        Non-Employee Directors under the Moldflow Corporation
                        2000 Stock Option and Incentive Plan.**

      ***10.34          Lease, dated as of June 16, 2000 by and between Wayland
                        Business Center, LLC, as Landlord and Moldflow Corporation as Tenant.

      ***10.35          Amendment No. 1 to Employment Agreement dated March 20, 2000 between Moldflow Corporation and A. Roland Thomas.**

          21.1          Subsidiaries of the Registrant.

          23.1          Consent of PricewaterhouseCoopers LLP.

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

*** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated by reference thereto.

    14(b) REPORTS ON FORM 8-K

    None

    14(c) EXHIBITS

    Exhibits filed with this Annual Report are as set forth in the Exhibit Index which immediately follows the Notes to the Consolidated Financial Statements.

    14(d) OTHER FINANCIAL STATEMENTS

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ SUZANNE E. ROGERS
                                                            -----------------------------------------
                                                                        Suzanne E. Rogers
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: September 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                /s/ MARC J. L. DULUDE                    Officer and Director
     -------------------------------------------         (Principal Executive       September 21, 2001
                  Marc J. L. Dulude                      Officer)

                                                       Vice President and Chief
                /s/ SUZANNE E. ROGERS                    Financial Officer
     -------------------------------------------         (Principal Financial       September 21, 2001
                  Suzanne E. Rogers                      Officer and Principal
                                                         Accounting Officer)

                /s/ A. ROLAND THOMAS
     -------------------------------------------       Director                     September 21, 2001
                  A. Roland Thomas

                 /s/ CHARLES D. YIE
     -------------------------------------------       Director                     September 21, 2001
                   Charles D. Yie

                 /s/ JULIAN H. BEALE
     -------------------------------------------       Director                     September 21, 2001
                   Julian H. Beale

               /s/ RICHARD A. CHARPIE
     -------------------------------------------       Director                     September 21, 2001
                 Richard A. Charpie

                 /s/ ROGER E. BROOKS
     -------------------------------------------       Director                     September 21, 2001
                   Roger E. Brooks

               /s/ ROBERT P. SCHECHTER
     -------------------------------------------       Director                     September 21, 2001
                 Robert P. Schechter

                                  SCHEDULE II

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS OF MOLDFLOW CORPORATION

                                                       BEGINNING                                 ENDING
ITEM                                                    BALANCE    ADDITIONS   DEDUCTIONS       BALANCE
----                                                   ---------   ---------   ----------       --------
                                                                        (IN THOUSANDS)
For the year ended June 30, 1999:
  Allowance for doubtful accounts....................   $  539      $   33(a)    $  (340)(b)     $  232
  Deferred tax asset valuation allowance.............    6,293         416(a)       (173)(c)      6,536
For the year ended June 30, 2000:
  Allowance for doubtful accounts....................      232         639(a)       (165)(b)        706
  Deferred tax asset valuation allowance.............    6,536       1,071(a)     (2,310)(c)      5,297
For the year ended June 30, 2001:
  Allowance for doubtful accounts....................      706         117(a)       (457)(b)        366
  Deferred tax asset valuation allowance.............    5,297         680(a)     (1,481)(c)      4,496

------------------------

(a) Additional provisions, acquired balances and foreign currency translation effects.

(b) Specific write-offs and foreign currency translation effects.

(c) Utilization of net operating losses, reductions in other deferred tax assets and foreign currency translation effects.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet at June 30, 2000 and 2001........     F-2

Consolidated Statement of Income for the years ended
  June 30, 1999, 2000 and 2001..............................     F-3

Consolidated Statement of Stockholders' Equity for the years ended June 30, 1999, 2000
  and 2001..................................................     F-4

Consolidated Statement of Cash Flows for the years ended
  June 30, 1999, 2000 and 2001..............................     F-5

Notes to Consolidated Financial Statements..................     F-6

Report of Independent Accountants...........................    F-26

                              MOLDFLOW CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $27,259    $32,969
  Marketable securities.....................................    8,452     12,750
  Accounts receivable, net of allowance for doubtful
    accounts of $706 and $366 at June 30, 2000 and 2001,
    respectively............................................    5,972      7,241
  Inventories...............................................      220        539
  Prepaid expenses..........................................      551      1,069
  Other current assets......................................    1,175      1,701
                                                              -------    -------
    Total current assets....................................   43,629     56,269
Fixed assets, net...........................................    4,864      4,027
Intangible assets, net of accumulated amortization of $105
  and $706 at June 30, 2000 and 2001, respectively..........    1,994      2,814
Goodwill, net of accumulated amortization of $206 and $1,306
  at June 30, 2000 and 2001, respectively...................    6,628      8,003
Other assets................................................      208        342
                                                              -------    -------
  Total assets..............................................  $57,323    $71,455
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    58    $    --
  Current portion of capital lease obligations..............       10         --
  Accounts payable..........................................    1,203      1,040
  Accrued expenses..........................................    6,264      6,346
  Deferred revenue..........................................    5,103      6,372
                                                              -------    -------
    Total current liabilities...............................   12,638     13,758
Long-term debt, net of current portion......................      852         --
Other long-term liabilities.................................       55        104
                                                              -------    -------
  Total liabilities.........................................   13,545     13,862
                                                              -------    -------
Commitments and contingencies (Note 14)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized at June 30, 2000 and 2001; no shares issued
    and outstanding at June 30, 2000 and 2001...............       --         --
  Common stock, $0.01 par value; 60,000,000 shares
    authorized at June 30, 2000 and 2001; 9,278,493 and
    10,094,763 shares issued and outstanding at June 30,
    2000 and 2001, respectively.............................       93        101
Additional paid-in capital..................................   49,482     62,507
Deferred stock compensation.................................      (47)       (28)
Notes receivable from stockholders..........................     (210)       (37)
Accumulated deficit.........................................   (8,260)    (4,752)
Accumulated other comprehensive income (loss)...............    2,720       (198)
                                                              -------    -------
  Total stockholders' equity................................   43,778     57,593
                                                              -------    -------
  Total liabilities and stockholders' equity................  $57,323    $71,455
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Revenue:
  Software licenses.........................................  $12,238    $16,742    $24,494
  Services..................................................    7,983     10,627     15,449
                                                              -------    -------    -------
    Total revenue...........................................   20,221     27,369     39,943
                                                              -------    -------    -------

Costs and expenses:
  Cost of software licenses revenue.........................      378        785      1,846
  Cost of services revenue..................................    1,319      1,057      1,440
  Research and development..................................    3,466      4,074      6,642
  Selling and marketing.....................................    9,673     13,495     19,396
  General and administrative................................    3,839      5,018      6,095
  Litigation................................................      620        785         --
  Nonrecurring charges......................................       --        284         --
  Amortization of goodwill and other intangible assets......       --        311      1,701
                                                              -------    -------    -------
    Total operating expenses................................   19,295     25,809     37,120
                                                              -------    -------    -------
Income from operations......................................      926      1,560      2,823

Interest income.............................................       21        512      2,203
Interest expense............................................     (198)       (85)       (64)
Other income (loss), net....................................      (92)     1,717        272
                                                              -------    -------    -------
    Income before income taxes..............................      657      3,704      5,234

Provision for income taxes..................................      176        251      1,726
                                                              -------    -------    -------

    Net income..............................................  $   481    $ 3,453    $ 3,508
                                                              =======    =======    =======
Net income per common share:
    Basic...................................................  $  1.82    $  1.29    $  0.36
    Diluted.................................................  $  0.08    $  0.48    $  0.35
Shares used in computing net income per common share:
    Basic...................................................      265      2,667      9,658
    Diluted.................................................    6,166      7,190     10,124

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        CONVERTIBLE
                                                      PREFERRED STOCK           COMMON STOCK        ADDITIONAL     DEFERRED
                                                   ---------------------   ----------------------    PAID-IN        STOCK
                                                     SHARES      AMOUNT      SHARES     PAR VALUE    CAPITAL     COMPENSATION
                                                   ----------   --------   ----------   ---------   ----------   ------------
Balance at June 30, 1998.........................   7,440,970   $ 11,476           --     $ --       $    --         $ --
Conversion of promissory notes to convertible
  preferred stock................................     698,609        890
Issuance of common stock.........................                             551,287        6           192
Exercise of stock options........................                               1,890       --             1
Deferred compensation associated with stock
  options........................................                                                         77          (77)
Amortization of deferred compensation............                                                                      10
Comprehensive income:
  Net income.....................................
  Foreign currency translation adjustment........
  Comprehensive income...........................
                                                   ----------   --------   ----------     ----       -------         ----
Balance at June 30, 1999.........................   8,139,579     12,366      553,177        6           270          (67)
Exercise of stock options........................                              45,916       --            35
Amortization of deferred compensation............                                                                      20
Conversion of outstanding shares of convertible
  preferred stock to shares of common stock......  (8,139,579)   (12,366)   5,488,450       55        12,311
Proceeds from initial public offering of common
  stock, net of issuance costs...................                           3,000,000       30        34,673
Exercise of warrants.............................                               9,294       --            --
Proceeds from issuance of common stock to the
  underwriters of the Company's initial public
  offering of common shares pursuant to an option
  in the underwriting agreements.................                             181,656        2         2,193
Interest on notes receivable from stockholders...
Comprehensive income:
  Net income.....................................
  Unrealized gain on investments, net of taxes...
  Foreign currency translation adjustment........
  Comprehensive income...........................
                                                   ----------   --------   ----------     ----       -------         ----
Balance at June 30, 2000.........................          --         --    9,278,493       93        49,482          (47)
Exercise of stock options........................                              60,445       --            90
Issuance of stock under employee stock purchase
  plan...........................................                              10,825       --           147
Amortization of deferred compensation............                                                                      19
Interest on notes receivable from stockholders...
Stock options granted to a consultant............                                                          5
Proceeds from second public offering of common
  stock, net of issuance costs...................                             575,000        6         9,733
Proceeds from issuance of common stock to the
  underwriters of the Company's second public
  offering of common shares pursuant to an option
  in the underwriting agreements.................                             170,000        2         3,050
Repayment of notes receivable from
  stockholders...................................
Comprehensive income:
  Net income.....................................
  Unrealized loss on investments, net of taxes...
  Unrealized gains on hedging instruments........
  Foreign currency translation adjustment........
  Comprehensive income...........................
                                                   ----------   --------   ----------     ----       -------         ----
Balance at June 30, 2001.........................          --   $     --   10,094,763     $101       $62,507         $(28)
                                                   ==========   ========   ==========     ====       =======         ====

                                                      NOTES                       ACCUMULATED
                                                    RECEIVABLE                       OTHER            TOTAL
                                                       FROM       ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'   COMPREHENSIVE
                                                   STOCKHOLDERS     DEFICIT      INCOME (LOSS)       EQUITY           INCOME
                                                   ------------   ------------   --------------   -------------   --------------
Balance at June 30, 1998.........................     $  --         $(12,194)        $  752         $     34
Conversion of promissory notes to convertible
  preferred stock................................                                                        890
Issuance of common stock.........................      (198)                                              --
Exercise of stock options........................                                                          1
Deferred compensation associated with stock
  options........................................                                                         --
Amortization of deferred compensation............                                                         10
Comprehensive income:
  Net income.....................................                        481                             481         $   481
  Foreign currency translation adjustment........                                      (146)            (146)           (146)
                                                                                                                     -------
  Comprehensive income...........................                                                                    $   335
                                                      -----         --------         ------         --------         =======
Balance at June 30, 1999.........................      (198)         (11,713)           606            1,270
Exercise of stock options........................                                                         35
Amortization of deferred compensation............                                                         20
Conversion of outstanding shares of convertible
  preferred stock to shares of common stock......                                                         --
Proceeds from initial public offering of common
  stock, net of issuance costs...................                                                     34,703
Exercise of warrants.............................                                                         --
Proceeds from issuance of common stock to the
  underwriters of the Company's initial public
  offering of common shares pursuant to an option
  in the underwriting agreements.................                                                      2,195
Interest on notes receivable from stockholders...       (12)                                             (12)
Comprehensive income:
  Net income.....................................                      3,453                           3,453         $ 3,453
  Unrealized gain on investments, net of taxes...                                     2,281            2,281           2,281
  Foreign currency translation adjustment........                                      (167)            (167)           (167)
                                                                                                                     -------
  Comprehensive income...........................                                                                    $ 5,567
                                                      -----         --------         ------         --------         =======
Balance at June 30, 2000.........................      (210)          (8,260)         2,720           43,778
Exercise of stock options........................                                                         90
Issuance of stock under employee stock purchase
  plan...........................................                                                        147
Amortization of deferred compensation............                                                         19
Interest on notes receivable from stockholders...       (17)                                             (17)
Stock options granted to a consultant............                                                          5
Proceeds from second public offering of common
  stock, net of issuance costs...................                                                      9,739
Proceeds from issuance of common stock to the
  underwriters of the Company's second public
  offering of common shares pursuant to an option
  in the underwriting agreements.................                                                      3,052
Repayment of notes receivable from
  stockholders...................................       190                                              190
Comprehensive income:
  Net income.....................................                      3,508                           3,508         $ 3,508
  Unrealized loss on investments, net of taxes...                                    (1,953)          (1,953)         (1,953)
  Unrealized gains on hedging instruments........                                       143              143             143
  Foreign currency translation adjustment........                                    (1,108)          (1,108)         (1,108)
                                                                                                                     -------
  Comprehensive income...........................                                                                    $   590
                                                      -----         --------         ------         --------         =======
Balance at June 30, 2001.........................     $ (37)        $ (4,752)        $ (198)        $ 57,593
                                                      =====         ========         ======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   481    $  3,453   $  3,508
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on sale of long term investment....................       --      (1,744)        --
    Loss on disposals of fixed assets.......................       18          40          7
    Depreciation and amortization...........................      881       1,240      2,877
    Provision for doubtful accounts.........................       29          13        102
    Foreign exchange losses (gains).........................       97         (17)      (298)
    Other non-cash charges to income........................       --          12         72
    Changes in assets and liabilities, net of effects of
      acquisitions in 2000 and 2001:
      Accounts receivable...................................       (7)       (600)    (1,784)
      Inventories, prepaid expenses, other current assets...      209        (891)      (829)
      Other assets..........................................     (209)       (211)       (49)
      Accounts payable......................................      437        (212)      (205)
      Accrued expenses......................................   (1,104)        332      1,239
      Deferred revenue......................................      374         (38)     1,586
                                                              -------    --------   --------
        Net cash provided by operating activities...........    1,206       1,377      6,226
                                                              -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................     (863)       (875)    (2,072)
  Proceeds from fixed asset disposals.......................        9           4      1,543
  Purchases of marketable securities........................       --      (4,957)   (15,528)
  Sales of marketable securities............................       --          --      8,195
  Acquisition of C-Mold, net of cash acquired...............       --      (7,860)      (278)
  Acquisition of Branden Technologies, net of cash
    acquired................................................       --          --     (3,679)
  Proceeds from sale of long-term investment................       --       1,779         --
                                                              -------    --------   --------
        Net cash used in investing activities...............     (854)    (11,909)   (11,819)
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from stockholders...........       --          --        190
  Borrowings on bank notes payable..........................    1,412       1,450          5
  Payments on bank notes payable............................   (2,120)     (2,276)      (898)
  Payments on capital lease obligations.....................     (200)       (180)        (9)
  Proceeds from issuance of common stock....................        1      36,921     13,028
                                                              -------    --------   --------
        Net cash provided by (used in) financing
          activities........................................     (907)     35,915     12,316
                                                              -------    --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       95         636     (1,013)
                                                              -------    --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (460)     26,019      5,710
Cash and cash equivalents, beginning of year................    1,700       1,240     27,259
                                                              -------    --------   --------
Cash and cash equivalents, end of year......................  $ 1,240    $ 27,259   $ 32,969
                                                              =======    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   225    $    104   $     46
  Cash paid for income taxes................................      157         212      1,290
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisition of fixed assets under capital leases..........  $    --    $     34   $     --
  Conversion of notes payable to stockholders into
    convertible preferred stock.............................      890          --         --
  Issuance of common stock in exchange for notes
    receivable..............................................      198          --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

    Moldflow Corporation (the "Company") was incorporated in Delaware, USA in January 1997. The Company was formed as the successor corporation to Moldflow International Pty. Ltd. ("MIPL"), an Australian corporation that had been incorporated in March 1994. On August 5, 1997, the stockholders of MIPL effected a reorganization of that company's shares, resulting in MIPL becoming a wholly-owned subsidiary of the Company, and the stockholders of MIPL becoming stockholders of the Company.

    The Company was formed to design, develop, manufacture and market computer software applications for the design, engineering and manufacture of injection molded plastic parts and, as such, revenues are derived from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

    On April 13, 2000, the Company completed an acquisition of Advanced CAE Technology, Inc., which formerly conducted business as "C-Mold" (Note 3). On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. (Note 3). These business combinations were accounted for using the purchase method of accounting. Accordingly, these financial statements present together with the Company the financial position and results of operations of C-Mold and Branden from the dates of their respective acquisition.

    The Company's fiscal year end is June 30. References to 1999, 2000 or 2001 mean the fiscal year ended June 30, unless otherwise indicated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date and translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income. Statement of income amounts are translated at the average rate for the year. Foreign currency transaction gains and losses are included in other income and expense. Net foreign currency transaction gains were $55,000, $17,000 and $302,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments held at major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at cost, which approximates fair value.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MARKETABLE SECURITIES

    The Company's marketable securities at June 30, 2001 consisted of corporate bonds with maturities in excess of three months but less than one year and shares of a publicly traded Indian company. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income, net of the related tax effect. As of June 30, 2000 and 2001, the unrealized gains on these marketable securities were $2.3 million, net of the related tax effect of $1.2 million, and $328,000, net of the related tax effect of $39,000, respectively.

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

    Revenue of $1.9 million (9% of total revenue), $2.3 million (8% of total revenue) and $2.5 million (6% of total revenue) was attributable to one customer in fiscal 1999, 2000 and 2001, respectively. At June 30, 2000 and 2001, accounts receivable from that customer were $182,000 (3% of total accounts receivable) and $353,000 (5% of total accounts receivable), respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At June 30, 2001, the Company's financial instruments consisted of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and deferred revenue. The carrying amounts of these instruments at June 30, 2001 approximate their fair values.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchases of C-Mold and Branden Technologies (Note 3). Goodwill and other intangible assets are

                              MOLDFLOW CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amortized using the straight-line method over each asset's respective useful life. The useful lives of goodwill and intangible assets acquired are as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                                (YEARS)
                                                              ------------
Goodwill....................................................             7
Customer base...............................................             7
Assembled workforce.........................................             4
Developed technology........................................         4 - 7
Non-compete agreements......................................         2 - 5

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company records impairment losses on long-lived assets used in operations, including goodwill and other intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Through June 30, 2001, the Company had not recognized any impairment loss on its long-lived assets.

REVENUE RECOGNITION

    Revenue is derived from the licensing of computer software products and from services consisting of maintenance and support, consulting, material testing and training. The Company follows AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

    The Company recognizes revenue from sales of software licenses upon product shipment provided that evidence of the purchase commitment exists, the license fee is fixed or determinable, collection is probable and all other revenue recognition criteria of SOP 97-2 are met. Generally, the Company's software products do not require significant modification or customization. Installation of the products is generally routine, requires insignificant effort and is not essential to the functionality of the product. The Company recognizes revenue from maintenance and support contracts ratably over the related contract period and from training and other services as they are performed.

    Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, the Company considers these multiple elements of a single arrangement. Payment for this arrangement is typically received up-front, and the total fee is then allocated ratably to these elements based upon vendor-specific objective evidence of fair value ("VSOE") for each, which is determined based upon the prices charged to customers when these elements are sold separately; the revenue allocated to each is then recognized as described above for these elements.

    When VSOE does not exist for all elements of an arrangement, the Company employs the "residual method" of accounting for revenue recognition, as defined by SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2. The

                              MOLDFLOW CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. VSOE for the undelivered elements is determined based on the prices charged to customers when these elements are sold separately, typically from the renewal of the annual maintenance and support contracts.

    In June 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This statement was amended by SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company adopted SAB 101 in its fourth quarter of fiscal 2001, without having a material impact on its financial position or its results from operations.

SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Software development costs eligible for capitalization have not been significant through June 30, 2001.

    Costs of software applications developed or obtained for internal use that are incurred during the applications' development stage are capitalized in accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." Such costs eligible for capitalization have not been significant to date.

ADVERTISING COSTS

    The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended June 30, 1999, 2000 and 2001 were $741,000, $714,000 and $936,000, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's common stock at the date of grant. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation"
(Note 10). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with SFAS
No. 128, "Earnings Per Share," and SEC SAB No. 98. Under the provisions of
SFAS 128 and SAB 98, basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including restricted stock, options and warrants. The dilutive effect of options and warrants to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period (Note 11).

COMPREHENSIVE INCOME

    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2001, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities and hedging instruments. The individual components of comprehensive income are reflected in the consolidated statement of stockholders' equity for the years ended June 30, 1999, 2000 and 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position or its results from operations. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangible assets into goodwill, the reassessment of the useful lives of existing recognized intangible assets, the reclassification of certain intangible assets out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 must be adopted by the Company by July 1, 2002; however, the Company has the option of adopting SFAS 142 early, as of July 1, 2001. While the Company is likely to adopt SFAS 142 as of July 1, 2001, it is currently assessing but has not yet determined the impact of adoption on its financial position and results of operations.

                              MOLDFLOW CORPORATION

3.  ACQUISITIONS

ADVANCED CAE TECHNOLOGY, INC.

    On April 13, 2000, the Company acquired Advanced CAE Technology, Inc., which formerly conducted business as C-Mold, for $11.3 million in cash. The acquisition was accounted for using the purchase method of accounting, and the results of C-Mold have been included in the Company's consolidated financial statements since the date of acquisition. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition, based on management's estimates and, with respect to the identifiable intangible assets, an independent professional appraisal. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. The purchase price was allocated as follows (in thousands):

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

    In November 2000, the Company sold its facility in Louisville, Kentucky, which had been acquired as part of the Company's purchase of C-Mold, for proceeds of $1.2 million. As such, the realized gain of $123,000 was recorded as a reduction to goodwill. In connection with the sale, the Company retired the outstanding mortgage debt on the property, which was $604,000. In March 2001, the Company sold a facility in Taiwan that had also been acquired as part of the acquisition of C-Mold, for proceeds of $417,000. The loss of $39,000 realized on this sale has been recorded as an increase to goodwill. Also, during the year ended June 30, 2001, certain other preacquisition contingencies were resolved that resulted in a $363,000 increase in the consideration paid for C-Mold, which was recorded as an increase to goodwill. As of June 30, 2001, the carrying value of goodwill related to the C-Mold acquisition was $5.9 million, net of accumulated amortization of $1.2 million.

                              MOLDFLOW CORPORATION

3.  ACQUISITIONS (CONTINUED)
BRANDEN TECHNOLOGIES, INC.

    On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. ("Branden"), located in Wilsonville, Oregon, for a total of $3.7 million in cash, $1.1 million of which was used to retire all of Branden's outstanding debt. The acquisition was accounted for using the purchase method of accounting, and the results of Branden have been included in the Company's consolidated financial statements since the date of acquisition.

    The purchase price, net of the retirement of the outstanding debt, has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed at their fair values on the date of the acquisition, based upon management's estimates. The excess of purchase price over the amounts allocated was recorded as goodwill. The purchase price, net of the $1.1 million used to retire Branden's outstanding debt concurrent with the acquisition, was allocated as follows (in thousands):

Current assets..............................................  $   396
Property and equipment......................................        6
Assembled workforce.........................................      220
Developed technology........................................      320
Non-compete covenants.......................................      550
Customer base...............................................      330
Other long term assets......................................        4
Current liabilities.........................................     (320)
Non-current liabilities.....................................   (1,082)
Goodwill....................................................    2,197
                                                              -------
                                                              $ 2,621
                                                              =======

    As of June 30, 2001, the carrying value of goodwill related to the Branden acquisition was $2.1 million, net of accumulated amortization of $78,000.

PRO FORMA INFORMATION

    The following table summarizes the unaudited pro forma results of operations for the years ended June 30, 2000 and 2001 as if the acquisitions of C-Mold and Branden had been completed on July 1, 1999. The pro forma results of operations include the actual operating results for each period, adjusted to include amortization of goodwill and other intangible assets and changes to net interest and income tax expense and to exclude the nonrecurring charge for in-process research and development. The pro forma results of operations also reflect the issuance of 1,169,260 shares of common stock, at an initial public offering price of $13.00 per share, to fund the acquisitions as if such shares were issued on

                              MOLDFLOW CORPORATION

3.  ACQUISITIONS (CONTINUED)
July 1, 1999. These pro forma amounts do not purport to be indicative of actual results had the acquisition occurred on July 1, 1999 or that may be obtained in the future.

                                                           YEAR ENDED JUNE 30,
                                                          ---------------------
                                                            2000        2001
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
                                                               (UNAUDITED)
Revenue.................................................   $35,331     $41,451
Net income..............................................       954       2,866
Net income per common share:
  Basic.................................................   $  0.27     $  0.30
  Diluted...............................................      0.12        0.28

4.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    During the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative financial instruments are recorded on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the instrument is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

    The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to twelve months using currency options, zero cost collars and other combinations of options that constitute net purchased options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction impacts earnings. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expense.

    At the inception of the hedge transaction and on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items.

    Through the end of the fourth quarter of fiscal 2001, the Company assessed hedge effectiveness based on changes in an instrument's intrinsic value. This is the value attributable to the difference between the spot exchange rate and the option strike exchange rate. At the hedge's inception and through the date of the forecasted sales and research and development payments, management considered that the hedge would be highly effective since the critical terms of the option contracts match those of the anticipated transactions. Changes to the time value of an instrument, defined as the total fair value determined through dealer quotes less the intrinsic value, were deemed to be an ineffective portion of the hedge and were recorded through current earnings as a component of other income and expenses.

                              MOLDFLOW CORPORATION

4.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
    At the end of the fourth quarter of fiscal 2001, the assessment of hedge effectiveness is based on changes in an instrument's total value. Management considers that through the date of the forecasted sales and research and development payments, the hedge will be completely effective since the critical terms of the derivative contract exactly match those of the forecasted transaction.

    If the Company determines that a hedged transaction is no longer probable of occurring or that the hedge instrument is no longer highly effective, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings as a component of other income and expense. During the year ended June 30, 2001, there were no such discontinuations.

    At June 30, 2001, currency options and collars designated as hedging instruments with notional amounts of $14.5 million, $13.1 million and $4.9 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair value of the outstanding options as of June 30, 2001 was $378,000, which has been included in other current assets. Unrealized gains on these instruments were $143,000 at June 30, 2001. This amount, which the Company expects to affect earnings over the next twelve months, is included in accumulated other comprehensive income. During the year ended June 30, 2001, a net loss of $5,000 related to these hedging activities was recorded as a component of other income and expense. The charge represented recognition of the ineffective portion of the Company's outstanding options of $289,000, offset by gains of $284,000 from the effective portion of hedges that were settled during the period. The Company held no derivatives during the period for non-hedging purposes.

5.  FIXED ASSETS

    Fixed assets consist of the following (in thousands):

                                                    ESTIMATED          JUNE 30,
                                                   USEFUL LIFE    -------------------
                                                     (YEARS)        2000       2001
                                                   ------------   --------   --------
Land.............................................      --         $   990    $   427
Buildings........................................      30           2,285      1,062
Equipment........................................      5-7          2,557        933
Computer equipment...............................      3-5          1,642      2,928
Furniture and fixtures...........................     7-10            568        711
Computers and equipment under capital leases.....      3-7            633        427
Other............................................      3-7            405        613
                                                                  -------    -------
                                                                    9,080      7,101
Less--accumulated depreciation and
  amortization...................................                  (4,216)    (3,074)
                                                                  -------    -------
                                                                  $ 4,864    $ 4,027
                                                                  =======    =======

                              MOLDFLOW CORPORATION

5.  FIXED ASSETS (CONTINUED)

    Depreciation expense, including amortization of assets under capital leases, was $881,000, $929,000, and $1.2 million for the years ended June 30, 1999, 2000 and 2001, respectively. Accumulated amortization for assets held under capital leases was $596,000, $575,000 and $587,000 at June 30, 1999, 2000 and 2001,
respectively.

    In fiscal 2001, the Company sold two facilities with a total net carrying value of $1.5 million that were acquired in the purchase of C-Mold (Note 3). Also in fiscal 2001, $916,000 of fully depreciated assets were removed from service and retired.

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Employee wages and commissions..............................   $1,218     $  905
Employee leave costs........................................      465        473
Employee retirement costs...................................      620        564
Professional fees...........................................      713        565
Taxes and withholding.......................................    2,104      2,579
Severance costs.............................................      573        113
Lease termination charges...................................       70         --
Travel costs................................................      168        107
Employee stock purchase plan withholdings...................       --        177
Employee health plan costs..................................       68        250
Other.......................................................      265        613
                                                               ------     ------
                                                               $6,264     $6,346
                                                               ======     ======

    In June 2000, the Company recorded a charge of $70,000 related to exit costs incurred in the relocation of its corporate headquarters to Wayland, Massachusetts. The amount was included as a nonrecurring charge in the Company's consolidated statement of income. The exit costs specifically related to non-cancelable leases which terminated in November 2000. During fiscal 2001, $70,000 of cash was paid against this accrual, eliminating the remaining balance.

7.  BANK NOTES PAYABLE

LINES OF CREDIT

    In January 2001, the Company completed the restructuring of its working capital credit line with a domestic bank resulting in a $5.0 million credit facility which expires on December 27, 2001. Borrowings under the credit facility bear interest at the prime rate (6.75% at June 30, 2001). The line is subject to an annual fee equal to 0.125% of the maximum available borrowings. In connection with this arrangement, the bank relinquished its security interest over all of the Company's assets except for $5.0 million of cash, which has been deposited with the bank and which may be invested by the Company in interest bearing securities. In addition, other elements of credit support, including a standby letter of credit from an Australian bank and the guarantees of certain subsidiaries of the Company, were released. The agreement contains restrictions that limit the ability of the Company to

                              MOLDFLOW CORPORATION

7.  BANK NOTES PAYABLE (CONTINUED)
merge, acquire or sell assets without prior approval from the bank. As of June 30, 2001, $5.0 million was available under this facility.

    In connection with the release of the standby letter of credit from the Australian bank, the Company restructured its available credit line from the Australian lender, resulting in a decrease of the total available credit from $1.0 million to $0.2 million and the elimination of certain borrowing costs. The Australian credit facility continues to be secured by the assets of a subsidiary of the Company.

    As of June 30, 2001, there were no amounts outstanding under these lines of credit.

EQUIPMENT LOANS

    At June 30, 2000, the Company had $13,000 outstanding under various equipment term loans. The loans bore interest at variable rates ranging from 6% to 8% and required monthly payments of principal and interest through 2001. At June 30, 2001, all such loans were repaid.

SECURED LOANS

    At June 30, 2000, the Company had $897,000 outstanding under two mortgage contracts secured by real estate in Louisville, Kentucky and Taiwan. During fiscal 2001, both properties were sold and all outstanding mortgage contracts were repaid (Note 3). At the date of repayment, the balance of the outstanding mortgages was $604.000.

8.  PREFERRED STOCK

    On July 6, 1998, the Company converted the outstanding principal balance of $890,000 in notes payable to stockholders of the Company into 698,609 shares of newly designated convertible preferred stock.

    On March 27, 2000, in conjunction with the Company's initial public offering of common shares, all shares of convertible preferred stock were automatically converted into common stock in accordance with the terms of their conversion rights.

    On January 20, 2000, the Board of Directors approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of preferred stock to 5,000,000, with a par value of $0.01 per share. This increase became effective on March 31, 2000.

    At June 30, 2001, there were no shares of preferred stock issued or outstanding.

9.  COMMON STOCK

    Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to dividends when-and-if declared by the Board of Directors.

    On July 1, 1998, the Company issued 551,287 shares of its common stock to certain officers and senior managers of the Company for a cash purchase price of $198,000. In connection with this issuance, the employees entered into Stock Restriction Agreements that contain restrictions on the sale of the shares by the employees and loan agreements evidenced by promissory notes bearing interest at 5.77% and maturing on June 30, 2003. The shares purchased by the employees under the Stock

                              MOLDFLOW CORPORATION

9.  COMMON STOCK (CONTINUED)
Restriction Agreements vest on varying schedules through fiscal year 2003. During fiscal 2001, $190,000 of the promissory notes were repaid to the Company. As of June 30, 2001, 28,687 shares remain unvested.

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

    On December 12, 2000, the Company completed a public offering of 2,305,000 shares of common stock, of which 1,730,000 shares were sold by certain selling stockholders and 575,000 shares were issued by the Company. The proceeds to the Company, net of underwriting discount and costs of the offering, were $9.7 million. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

    On December 19, 2000, the underwriters of the public offering exercised their option to purchase an additional 345,750 shares of common stock, of which 170,000 were issued by the Company. The proceeds to the Company, net of the underwriting discount, were $3.1 million.

    At June 30, 2001 the Company had 2,183,747 shares of its common stock reserved for issuance under the Company's Stock Option and Incentive Plan and Employee Stock Purchase Plan. Of these, 163,254 shares were added during fiscal 2001 pursuant to a provision in the Company's Stock Option and Incentive Plan that automatically increases the number of shares available for grant by 20% of the total number of shares of common stock issued during each six month period ending June 30 and December 31.

10.  STOCK PLANS

STOCK OPTION PLAN

    In August 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan") which provides for the grant of incentive stock options, non-qualified stock options, stock awards and stock purchase rights for the purchase of up to 931,303 shares of the Company's common stock by officers, employees, consultants and directors of the Company. In April 1999, the number of shares available under the 1997 Plan was increased to 1,537,158 shares. The Board of Directors is responsible for administration of the 1997 Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company's voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. The Company will not issue any more shares under the 1997 Plan.

                              MOLDFLOW CORPORATION

10.  STOCK PLANS (CONTINUED)
    On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the "2000 Plan"), which provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 2,000,000 shares of common stock by officers, employees, consultants and directors of the Company. The administration and significant terms of the 2000 Plan are the same as those of the 1997 Plan, described above.

    In January 1999 an amendment was made to certain employee stock options which resulted in a determinable measurement date. Deferred compensation of $77,000 was recorded, in accordance with APB No. 25, and is being amortized over the related vesting period. Related compensation expense of $10,000, $20,000 and $19,000 was recorded during the years ended June 30, 1999, 2000 and 2001, respectively.

    During fiscal 2000, the Company granted options to purchase 1,042 shares of its common stock at an exercise price below the then fair market value of the Company's stock, as determined by the Board of Directors. In addition, the Company granted an option to purchase 521 shares of its common stock to a consultant. The Company recorded compensation expense of $12,000 in fiscal 2000 relating to these two option grants. During fiscal 2001, the Company granted an option to purchase 312 shares of its common stock to a consultant, for which the Company recorded compensation expense of $5,000.

    Except for the options noted above, no other compensation cost has been recognized for employee stock-based compensation for the years ended June 30, 1999, 2000 and 2001. Had compensation cost been determined based on the fair value at the grant dates for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been the pro forma amounts indicated below. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

                                                            YEAR ENDED JUNE 30,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS,
                                                           EXCEPT PER SHARE DATA)
Net income (loss):
  As reported........................................   $ 481      $3,453     $3,508
  Pro forma..........................................     462       2,285       (470)
Net income (loss) per common share:
  Basic--as reported.................................   $1.82      $ 1.29     $ 0.36
  Pro forma basic....................................    1.74        0.86      (0.05)
  Diluted--as reported...............................    0.08        0.48       0.35
  Pro forma diluted..................................    0.07        0.32      (0.05)

                              MOLDFLOW CORPORATION

10.  STOCK PLANS (CONTINUED)
    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                                           YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                     1999          2000          2001
                                                   --------      --------      --------
  Dividend yield.................................      --             --             --
  Volatility.....................................    .001%         75.00%         93.30%
  Risk-free interest rate........................     4.6%           6.3%           6.5%
  Expected option life (in years)................     8.0            7.3           7.53

    A summary of the status of the Company's stock options as of June 30, 1999, 2000 and 2001, and changes during the years then ended, is presented below:

                                      1999                            2000                           2001
                          -----------------------------   ----------------------------   -----------------------------
                                       WEIGHTED AVERAGE               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                            SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                          ----------   ----------------   ---------   ----------------   ----------   ----------------
Outstanding at beginning
  of year...............     795,624        $2.45           566,105        $ 3.07           863,604        $ 8.22
Granted.................     375,938         4.44           374,738         15.07           378,712         19.72
Exercised...............    (553,177)        0.36           (45,916)         0.53           (60,445)         1.48
Canceled................     (52,280)        0.36           (31,323)         8.49           (65,411)        15.35
                          ----------                      ---------                      ----------
Outstanding at end of
  year..................     566,105         3.07           863,604          8.22         1,116,460         12.07
                          ==========                      =========                      ==========
Options exercisable at
  end of year...........      68,382                        159,614                         321,450
Weighted average fair
  value of options
  granted during the
  year..................  $     1.37                      $   11.42                      $    16.64
Options available for
  future grant..........     417,877                      1,704,650                       1,545,266

    The following table summarizes information about stock options outstanding at June 30, 2001:

                                                             WEIGHTED AVERAGE
                            SHARES      WEIGHTED AVERAGE   REMAINING CONTRACTUAL     SHARES      WEIGHTED AVERAGE
EXERCISE PRICE            OUTSTANDING    EXERCISE PRICE        LIFE (YEARS)        EXERCISABLE    EXERCISE PRICE
--------------            -----------   ----------------   ---------------------   -----------   ----------------
$0.36-$5.00.............     198,994         $ 0.74                   4.8            111,995          $ 0.65
$5.01-$10.00............     262,058           6.17                   6.0            123,261            6.09
$10.01-$15.00...........     105,846          11.97                   7.7             31,237           12.33
$15.01-$20.00...........     398,562          17.58                   7.1             54,957           16.80
$20.01-$25.00...........     121,000          21.78                   7.3                 --              --
$25.01-$29.50...........      30,000          26.46                   7.5                 --              --
                           ---------                                                 -------
$0.36-$29.50............   1,116,460         $12.07                   6.5            321,450          $ 6.63
                           =========                                                 =======

                              MOLDFLOW CORPORATION

10.  STOCK PLANS (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

    On January 20, 2000, the Board of Directors approved the Moldflow Corporation Employee Stock Purchase Plan (the "ESPP") with an authorization of up to 500,000 shares of common stock. The ESPP is open to all eligible employees of the Company. Under the ESPP, each employee may elect to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering period. The purchase price per share is determined based on 85% of the lower of the fair market value of the stock on the first or the last day of each offering period. In fiscal 2000, no shares were issued under the ESPP. In fiscal 2001, 10,825 shares were issued on January 2, 2001, at a purchase price $13.60 per share. On July 6, 2001, 13,498 shares were issued under the ESPP at a purchase price of $13.10 per share.

11.  NET INCOME PER COMMON SHARE

    The following table displays the calculation of net income per common share:

                                                                  YEAR ENDED JUNE 30,
                                                             ------------------------------
                                                               1999       2000       2001
                                                             --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Net income.................................................   $  481     $3,453    $ 3,508
                                                              ======     ======    =======
Weighted average shares used in computing net income per
  common share--basic......................................      265      2,667      9,658
Effect of dilutive securities:
  Restricted stock.........................................      287        158         64
  Employee stock options and warrants......................      162        310        402
  Convertible preferred stock..............................    5,452      4,055         --
                                                              ------     ------    -------
    Dilutive potential common shares.......................    5,901      4,523        466
                                                              ------     ------    -------
Weighted average shares used in computing net income per
  common share--diluted....................................    6,166      7,190     10,124
                                                              ======     ======    =======
Net income per common share--basic.........................   $ 1.82     $ 1.29    $  0.36
Net income per common share--diluted.......................   $ 0.08     $ 0.48    $  0.35

    Options to purchase 335,000 and 712,000 shares of common stock were outstanding for the years ended June 30, 2000 and 2001, respectively, but were not included in the calculation of diluted net income per common share, as their inclusion would be antidilutive.

                              MOLDFLOW CORPORATION

12.  INCOME TAXES

    Income before income taxes consists of the following (in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                             ------------------------------
                                                               1999       2000       2001
                                                             --------   --------   --------
Domestic income (loss).....................................  $(3,335)    $1,999     $  461
Foreign income.............................................    3,992      1,705      4,773
                                                             -------     ------     ------
  Income before income taxes...............................  $   657     $3,704     $5,234
                                                             =======     ======     ======

    The provision for income taxes consists of the following (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                         ------------------------------
                                                           1999       2000       2001
                                                         --------   --------   --------
Current:
  Federal..............................................    $  5       $ 10      $   30
  State................................................      18         73         161
  Foreign..............................................     153         86       1,306
                                                           ----       ----      ------
    Total current......................................     176        169       1,497
                                                           ----       ----      ------

Deferred:
  Federal..............................................      --         74          --
  State................................................      --          8          --
  Foreign..............................................      --         --         229
                                                           ----       ----      ------
    Total deferred.....................................      --         82         229
                                                           ----       ----      ------
                                                           $176       $251      $1,726
                                                           ====       ====      ======

    The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the actual provision is as follows (in thousands):

                                                            YEAR ENDED JUNE 30,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
Statutory federal rate of 34%........................    $223      $1,259     $1,779
Foreign withholding taxes............................      79         (26)        --
State income taxes, net of federal benefit...........      12          53        107
Permanent differences................................     (94)         (6)       960
Change in valuation allowance........................     (54)     (1,018)    (2,051)
Foreign tax rate differential........................      20          15        898
Other................................................     (10)        (26)        33
                                                         ----      ------     ------
                                                         $176      $  251     $1,726
                                                         ====      ======     ======

                              MOLDFLOW CORPORATION

12.  INCOME TAXES (CONTINUED)
    The deferred tax assets and liabilities consist of the following (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................   $4,794     $4,247
  Foreign tax credit........................................      537        188
  Accrued expenses not deductible for tax purposes..........      274         73
  Revenue deferred for financial purposes...................       47         --
  Other.....................................................      465        128
                                                               ------     ------
    Gross deferred tax assets...............................    6,117      4,636
  Deferred tax asset valuation allowance....................   (5,297)    (4,496)
                                                               ------     ------
    Total deferred tax assets...............................      820        140
Deferred tax liabilities....................................     (948)      (497)
                                                               ------     ------
    Net deferred tax liabilities............................   $ (128)    $ (357)
                                                               ======     ======

    At June 30, 2001, the Company had available federal, state and foreign net operating loss carryforwards of approximately $10.0 million, $4.7 million and $2.2 million, respectively. These carryforwards expire at various times through 2021 if not utilized. Under the provisions of the U.S. Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of federal net operating loss carryforwards and tax credit carryforwards which could be utilized annually to offset federal future taxable income and taxes payable.

    Under generally accepted accounting principles, the benefit associated with future deductible differences is recognized if it is more likely than not that the benefit will be realized. Management believes that, based on the Company's historical results of operations, it is more likely than not that a substantial amount of the Company's deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $5.3 million and $4.5 million at June 30, 2000 and 2001, respectively. Management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

13.  BENEFIT PLANS

401(K) SAVINGS PLAN

    The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all U.S. based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $175,000, $227,000 and $451,000 to the 401(k) Plan in the years ended June 30, 1999, 2000 and 2001, respectively.

                              MOLDFLOW CORPORATION

13.  BENEFIT PLANS (CONTINUED)
SUPERANNUATION PLAN

    Employees of the Company's Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $201,000, $187,000 and $146,000 to the Superannuation Plan in the years ended June 30, 1999, 2000 and 2001, respectively.

14.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases certain of its office space under noncancelable operating leases, which expire at various dates through 2009. At June 30, 2001, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments at June 30, 2001 are as follows (in thousands):

                                                              OPERATING
YEAR ENDING JUNE 30,                                           LEASES
--------------------                                          ---------
2002........................................................   $1,381
2003........................................................    1,273
2004........................................................    1,000
2005........................................................      757
2006........................................................      680
Thereafter..................................................    2,389
                                                               ------
                                                               $7,480
                                                               ======

    Total rent expense under these operating leases was $664,000, $837,000 and $1.9 million for the years ended June 30, 1999, 2000 and 2001, respectively.

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

    On April 13, 2000, in connection with the Company's acquisition of C-Mold, this litigation was dismissed by the agreement of all parties.

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

    The Company's research and development centers are located in Australia, the United States and the United Kingdom.

    Geographic information regarding the Company's operations was as follows:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Software licenses.........................................  $ 3,156    $ 6,335    $ 8,828
  Services..................................................    1,856      2,831      4,206
                                                              -------    -------    -------
    Total Asia/Australia....................................    5,012      9,166     13,034
                                                              -------    -------    -------
USA
  Software licenses.........................................    3,904      3,977      7,122
  Services..................................................    3,070      3,827      6,164
                                                              -------    -------    -------
    Total USA...............................................    6,974      7,804     13,286
                                                              -------    -------    -------
Europe
  Software licenses.........................................    5,178      6,430      8,544
  Services..................................................    3,057      3,969      5,079
                                                              -------    -------    -------
    Total Europe............................................    8,235     10,399     13,623
                                                              -------    -------    -------
Consolidated
  Software licenses.........................................   12,238     16,742     24,494
  Services..................................................    7,983     10,627     15,449
                                                              -------    -------    -------
    Total consolidated......................................  $20,221    $27,369    $39,943
                                                              =======    =======    =======

    Revenue from unaffiliated customers in Japan was $2.7 million (13% of total revenue), $5.2 million (19% of total revenue) and $8.5 million (21% of total revenue) in fiscal 1999, 2000 and 2001, respectively.

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
FIXED ASSETS, NET:
  Asia/Australia............................................  $ 2,641    $ 2,118
  USA.......................................................    1,792      1,465
  Europe....................................................      431        444
                                                              -------    -------
    Total consolidated......................................  $ 4,864    $ 4,027
                                                              =======    =======

                              MOLDFLOW CORPORATION

16.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth the unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2001. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our results of operations for those periods and have been prepared on the same basis as the audited consolidated financial statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                           QUARTER ENDED
                                       -------------------------------------------------------------------------------------
                                       OCT. 2,    JAN. 1,    APR. 1,    JUN. 30,   SEP. 30    DEC. 30    MAR. 31,   JUN. 30,
                                         1999       2000       2000       2000       2000       2000       2001       2001
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                          (IN THOUSANDS)
Revenue:
  Software licenses..................   $2,823     $3,828     $4,594     $5,497     $5,222     $6,728     $7,220     $5,324
  Services...........................    2,358      2,495      2,489      3,285      3,602      3,690      3,874      4,283
                                        ------     ------     ------     ------     ------     ------     ------     ------
    Total revenue....................    5,181      6,323      7,083      8,782      8,824     10,418     11,094      9,607
                                        ------     ------     ------     ------     ------     ------     ------     ------
Costs and expenses:
  Cost of software licenses
    revenue..........................      169        153        163        300        341        420        418        667
  Cost of services revenue...........      236        255        233        333        343        396        343        358
  Research and development...........      835        874        939      1,426      1,587      1,592      1,586      1,877
  Selling and marketing..............    2,698      3,113      3,363      4,321      4,291      4,650      5,245      5,210
  General and administrative.........    1,076      1,201      1,244      1,497      1,385      1,690      1,604      1,416
  Litigation.........................      280        250        255         --         --         --         --         --
  Nonrecurring charges...............       --         --         --        284         --         --         --         --
  Amortization of goodwill and other
    intangible assets................       --         --         --        311        367        392        380        562
                                        ------     ------     ------     ------     ------     ------     ------     ------
    Total operating expenses.........    5,294      5,846      6,197      8,472      8,314      9,140      9,576     10,090
                                        ------     ------     ------     ------     ------     ------     ------     ------
Income (loss) from operations........     (113)       477        886        310        510      1,278      1,518       (483)
Interest income (expense), net.......       (1)       (38)       (16)       482        371        588        629        550
Other income (loss), net.............      (34)       (30)     1,703         78         35         27         78        132
                                        ------     ------     ------     ------     ------     ------     ------     ------
  Income (loss) before income
    taxes............................     (148)       409      2,573        870        916      1,893      2,225        199
Provision (benefit) for income
  taxes..............................     (217)        45        423         --        382        605        674         65
                                        ------     ------     ------     ------     ------     ------     ------     ------
  Net income.........................   $   69     $  364     $2,150     $  870     $  534     $1,288     $1,551     $  134
                                        ======     ======     ======     ======     ======     ======     ======     ======

17.  SUBSEQUENT EVENT (UNAUDITED)

   On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Moldflow Corporation:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Moldflow Corporation (the "Company") and its subsidiaries at June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 29 of this Annual Report on Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
July 31, 2001