Form 10-Q
period 2001-09-29
MOLDFLOW CORP
filed 2001-11-13
CIK 1103234

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2001

                       COMMISSION FILE NUMBER: 000-30027

                            ------------------------

                              MOLDFLOW CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3406763
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                    430 BOSTON POST ROAD, WAYLAND, MA 01778
          (Address of principal executive offices, including zip code)

                                 (508) 358-5848
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 10,120,332 shares of our common stock, par value $0.01, outstanding on November 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheet as of September 29, 2001 and
           June 30, 2001.............................................      2
         Consolidated Statement of Income for the three months ended
           September 29, 2001 and September 30, 2000.................      3
         Consolidated Statement of Cash Flows for the three months
           ended September 29, 2001 and September 30, 2000...........      4
         Notes to Consolidated Financial Statements..................      5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     21

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     22
Item 2.  Changes in Securities and Use of Proceeds...................     22
Item 6.  Exhibits and Reports on Form 8-K............................     22
Signatures...........................................................     23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 29,    JUNE 30,
                                                                  2001           2001
                                                              -------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $41,824       $32,969
  Marketable securities.....................................       4,369        12,750
  Accounts receivable, net..................................       5,667         7,241
  Prepaid expenses and other current assets.................       2,743         3,309
                                                                 -------       -------
  Total current assets......................................      54,603        56,269
Fixed assets, net...........................................       4,323         4,027
Goodwill....................................................       8,789         8,003
Intangible assets, net......................................       1,864         2,814
Other assets................................................         354           342
                                                                 -------       -------
  Total assets..............................................     $69,933       $71,455
                                                                 =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 1,250       $ 1,040
  Accrued expenses..........................................       6,048         6,346
  Deferred revenue..........................................       5,901         6,372
                                                                 -------       -------
  Total current liabilities.................................      13,199        13,758
Other long-term liabilities.................................          86           104
                                                                 -------       -------
  Total liabilities.........................................      13,285        13,862
                                                                 -------       -------
Stockholders' equity:
  Common stock..............................................         101           101
  Additional paid-in capital................................      62,695        62,507
  Treasury stock............................................        (464)           --
  Deferred stock compensation...............................         (23)          (28)
  Notes receivable from stockholders........................         (38)          (37)
  Accumulated deficit.......................................      (4,619)       (4,752)
  Accumulated other comprehensive loss......................      (1,004)         (198)
                                                                 -------       -------
  Total stockholders' equity................................      56,648        57,593
                                                                 -------       -------
  Total liabilities and stockholders' equity................     $69,933       $71,455
                                                                 =======       =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2001            2000
                                                              -------------   -------------
Revenue:
  Software licenses.........................................     $4,007          $5,222
  Services..................................................      4,165           3,602
                                                                 ------          ------
  Total revenue.............................................      8,172           8,824
                                                                 ------          ------
Costs and expenses:
  Cost of software licenses revenue.........................        570             341
  Cost of services revenue..................................        319             343
  Research and development..................................      1,365           1,587
  Selling and marketing.....................................      4,484           4,291
  General and administrative................................      1,597           1,385
  Amortization of goodwill and other intangible assets......        164             367
                                                                 ------          ------
  Total operating expenses..................................      8,499           8,314
                                                                 ------          ------
Income (loss) from operations...............................       (327)            510
Interest income, net........................................        502             371
Other income, net...........................................         24              35
                                                                 ------          ------
  Income before income taxes................................        199             916
Provision for income taxes..................................         66             382
                                                                 ------          ------
  Net income................................................     $  133          $  534
                                                                 ======          ======
Net income per common share:
  Basic.....................................................      $0.01           $0.06
  Diluted...................................................      $0.01           $0.06
Shares used in computing net income per common share:
  Basic.....................................................     10,088           9,186
  Diluted...................................................     10,385           9,698

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2001            2000
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $   133         $   534
Adjustments to reconcile to net cash provided by operating
  activities:
  Loss on disposal of fixed assets..........................          --               7
  Depreciation and amortization.............................         488             618
  Provisions for doubtful accounts..........................          14               9
  Foreign exchange gains....................................         (37)            (16)
  Other non-cash charges to income..........................          57              --
Changes in assets and liabilities, net of effects of
  acquisition:
  Accounts receivable.......................................       1,774             276
  Prepaid expenses and other current assets.................         495             112
  Other assets..............................................          (3)            (68)
  Accounts payable..........................................         182             507
  Accrued expenses..........................................        (586)           (484)
  Deferred revenue..........................................        (679)           (546)
                                                                 -------         -------
  Net cash provided by operating activities.................       1,838             949
                                                                 -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................        (619)           (965)
  Purchases of marketable securities........................          --          (6,898)
  Sales of marketable securities............................       8,253              --
  Additional acquisition costs..............................          --            (278)
                                                                 -------         -------
  Net cash provided by (used in) investing activities.......       7,634          (8,141)
                                                                 -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on bank notes payable..........................          --               5
  Payments on bank notes payable............................          --             (13)
  Payments on capital lease obligations.....................          --              (3)
  Issuance of common stock..................................         188              20
  Repurchase of common stock................................        (464)             --
                                                                 -------         -------
  Net cash (used in) provided by financing activities.......        (276)              9
                                                                 -------         -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (341)           (167)
                                                                 -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       8,855          (7,350)
Cash and cash equivalents, beginning of period..............      32,969          27,259
                                                                 -------         -------
Cash and cash equivalents, end of period....................     $41,824         $19,909
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

    The accompanying unaudited consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K. The June 30, 2001 consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended September 29, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2.  NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including restricted stock, options and warrants. The dilutive effect of options and warrants to purchase common stock is determined under the treasury stock

                              MOLDFLOW CORPORATION

2.  NET INCOME PER COMMON SHARE (CONTINUED)
method using the average fair value of common stock for the period. The following table presents the calculation for both basic and diluted net income per common share:

                                                                  THREE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Net income.................................................     $  133           $ 534
                                                                ======           =====
Weighted average shares used in computing net income per
  common share--basic......................................     10,088           9,186
                                                                ------           -----
Effect of dilutive securities:
  Restricted stock.........................................         21              98
  Stock options and warrants...............................        276             414
                                                                ------           -----
  Dilutive potential common shares.........................        297             512
                                                                ------           -----
Weighted average shares used in computing net income per
  common share--diluted....................................     10,385           9,698
                                                                ======           =====
Net income per common share--basic.........................      $0.01           $0.06
Net income per common share--diluted.......................      $0.01           $0.06

3.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to twelve months using currency options, zero cost collars and other combinations of options that constitute net purchased options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction impacts earnings. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expenses. At the inception of the hedge transaction and on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. If the Company determines that a cash flow hedge is no longer probable of occurring or that the hedged instrument is no longer highly effective, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings as a component of other income and expenses. During the three months ended September 29, 2001 and September 30, 2000, there were no such discontinuations.

    At September 29, 2001, currency options and collars designated as hedging instruments with notional amounts of $13,177,000, $11,620,000 and $3,608,000 to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, have been recorded as components of other current assets or other current liabilities, depending on the amount of the valuation. At September 29, 2001, instruments with fair values of $67,000 and $355,000 were recorded as components of other current assets and other

                              MOLDFLOW CORPORATION

3. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) current liabilities, respectively. Net unrealized losses on these instruments of $376,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next nine months. During the three months ended September 29, 2001, gains of $46,000 were recorded as components of other income and expenses.

    At September 30, 2000, currency options designated as hedging instruments with notional amounts of $4,268,000 and $2,041,000 to exchange Euros and Japanese yen for U.S. dollars, respectively, were outstanding. The fair value of these instruments as of September 30, 2000 was $236,000, which was included in other current assets. Unrealized gains of $107,000 from these instruments were included in accumulated other comprehensive income. During the three months ended September 30, 2000, a net loss of $83,000 related to hedging activities was recorded as other income and expenses, representing recognition of the ineffective portion of the Company's outstanding options of $116,000, net of gains of $33,000 on options that settled during the period.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

    During the first quarter of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS
No. 141 establishes the purchase method as the only acceptable methodology for accounting for a business combination. In addition, SFAS No. 141 provides guidance for allocating the cost of an acquired entity, including the recognition and identification of goodwill and other intangible assets. Under SFAS No. 141, an assembled workforce does not meet the criteria for recognition as an intangible asset that is separable from goodwill. As such, at July 1, 2001, the Company reclassified to goodwill the carrying value of its previously identified assembled workforces that were recognized in the Company's acquisitions of C-Mold and Branden Technologies (Note 5). As a result of this reclassification, the recorded value of goodwill increased by $786,000.

    SFAS No. 142 addresses accounting and reporting for goodwill and other intangible assets at and subsequent to the date of acquisition. SFAS No. 142 provides guidance in determining the useful life of intangible assets, concluding that some intangible assets may have an indefinite useful life to a company. SFAS No. 142 also eliminates amortization of goodwill and introduces a two-step impairment test model. Companies have six months from the date of adoption of SFAS No. 142 to complete a transitional goodwill impairment test, which is applied as of the beginning of the fiscal year in which the standard is first adopted. Subsequently, companies must then conduct goodwill impairment tests on an annual basis.

    In adopting SFAS No. 142, the Company conducted the required transitional impairment test as of July 1, 2001, concluding that no impairment of the goodwill acquired in the acquisitions of C-Mold and Branden Technologies had occurred. The Company ceased the amortization of goodwill as of July 1, 2001, resulting in a $398,000 reduction in amortization expense for the three months ended September 29, 2001, as compared to the Company's immediately preceding fiscal quarter. The Company also reviewed the other intangible assets acquired in the aforementioned transactions, concluding that no change need be made to the previously estimated useful lives of those items.

5.  ACQUISITIONS

    On April 13, 2000, the Company acquired Advanced CAE Technology, Inc., which had been conducting business as C-Mold, for $11.3 million in cash. On March 28, 2001, the Company acquired

                              MOLDFLOW CORPORATION

5.  ACQUISITIONS (CONTINUED)
all of the outstanding shares of Branden Technologies, Inc. ("Branden"), located in Wilsonville, Oregon, for a total of $3.7 million in cash, $1.1 million of which was used to retire all of Branden's outstanding debt. Both acquisitions were accounted for using the purchase method of accounting, and the results of the acquired entities have been included in the Company's consolidated financial statements since their respective dates of acquisition.

    The following table summarizes changes in goodwill and other intangible assets acquired in these transactions during the three months ended September 29, 2001, giving effect to the adoption of the provisions of SFAS No. 141 and No. 142 (Note 4):

                                                                     AMORTIZATION
                                                                      CHARGES FOR
                                   BALANCE AT JUNE 30, 2001          THREE MONTHS
                            --------------------------------------       ENDED
                             GROSS     ACCUMULATED    NET CARRYING   SEPTEMBER 30,
                             VALUE     AMORTIZATION      VALUE           2001
                            --------   ------------   ------------   -------------
                                 (IN THOUSANDS, EXCEPT ESTIMATED USEFUL LIFE)
Goodwill..................  $ 9,309      $(1,306)       $ 8,003          $ --
Customer base.............      330          (12)           318            12
Assembled workforce.......    1,054         (268)           786            --
Developed technology......      975         (210)           765            52
Non-compete agreements....    1,161         (216)           945           100
                            -------      -------        -------          ----
                            $12,829      $(2,012)       $10,817          $164
                            =======      =======        =======          ====


                                BALANCE AT SEPTEMBER 29, 2001
                            --------------------------------------    ESTIMATED
                             GROSS     ACCUMULATED    NET CARRYING   USEFUL LIFE
                             VALUE     AMORTIZATION      VALUE         (YEARS)
                            --------   ------------   ------------   -----------
                                (IN THOUSANDS, EXCEPT ESTIMATED USEFUL LIFE)
Goodwill..................  $10,363      $(1,574)       $ 8,789           --
Customer base.............      330          (24)           306            7
Assembled workforce.......       --           --             --           --
Developed technology......      975         (262)           713          4-7
Non-compete agreements....    1,161         (316)           845          2-5
                            -------      -------        -------
                            $12,829      $(2,176)       $10,653
                            =======      =======        =======

    The following summarizes the pro forma results of operations for the three months ended September 29, 2001 and September 30, 2000 as if the acquisition of Branden had been completed on July 1, 2000. The pro forma results of operations include the actual operating results for each period, adjusted to include amortization of intangible assets and changes to net interest and income tax expenses. The pro forma results of operations give effect to the retirement of Branden's outstanding debt and the adoption of SFAS No. 142, as if such events had occurred on July 1, 2000.

    These pro forma amounts do not purport to be indicative of actual results had the acquisitions occurred on July 1, 2000 or that may be obtained in the future.

                                                                  THREE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Revenue....................................................     $8,172          $9,162
Net income.................................................        133             458
Net income per common share:
  Basic....................................................     $ 0.01          $ 0.05
  Diluted..................................................     $ 0.01          $ 0.04

                              MOLDFLOW CORPORATION

6.  SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Software development costs eligible for capitalization, prior to the first quarter of fiscal 2002, were not significant. In the first quarter of fiscal 2002, the Company established technological feasibility of Moldflow Plastics Insight version 3.0 ("MPI 3.0"). In accordance with SFAS No. 86, research and development costs of $341,000 were capitalized and subsequently will be amortized to cost of software licenses revenue over the estimated economic life of the product. As MPI 3.0 has not yet been commercially released, the Company expects to incur additional capitalizable software development costs in the second quarter of fiscal 2002.

7.  COMMON STOCK AND STOCK PLANS

    On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, pursuant to which the Company reacquired 50,000 shares for $464,000, at an average cost of $9.28 per share, through September 29, 2001.

    A summary of the Company's stock option activity for the three months ended September 29, 2001 follows:

                                                                   THREE MONTHS ENDED
                                                                   SEPTEMBER 29, 2001
                                                              -----------------------------
                                                                           WEIGHTED AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------   ----------------
Outstanding at beginning of period..........................   1,116,460        $12.07
Granted.....................................................     495,950         12.90
Exercised...................................................     (10,324)         1.07
Canceled....................................................     (10,920)        16.37
                                                              ----------
Outstanding at end of period................................   1,591,166         12.37
                                                              ==========
Options exercisable at end of period........................     372,902
Options available for future grant..........................   1,056,692

                              MOLDFLOW CORPORATION

8.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is comprised of net income and other comprehensive income and losses. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income (loss) also includes unrealized gains and losses on the intrinsic value of the Company's hedging instruments and on the Company's marketable securities, resulting primarily from its minority investment in an Indian software company. It is management's opinion that the remaining unrealized gain of $191,000, net of tax, on this latter investment is subject to a number of risks, including: that the investee company's financial results may result in a further decrease in its share price, that there may not be an active trading market for the remaining shares, that currency fluctuations may impact the U.S. dollar value of the unrealized gain, that foreign exchange controls may be imposed by foreign governments, and that other potential risks may cause this gain to never be fully realized.

    The following table presents the calculation of comprehensive income (loss):

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 29,   SEPTEMBER 30,
                                                         2001            2000
                                                     -------------   -------------
                                                            (IN THOUSANDS)
Net income.........................................     $   133         $   534
Other comprehensive income (loss):
  Changes in fair value of marketable securities,
    net of related tax effect......................         (92)           (961)
  Changes in value of financial instruments
    designated as hedges...........................        (519)            107
  Foreign currency translation adjustment..........        (194)           (472)
                                                        -------         -------
  Other comprehensive loss.........................        (805)         (1,326)
                                                        -------         -------
  Comprehensive loss...............................     $  (672)        $  (792)
                                                        =======         =======

                              MOLDFLOW CORPORATION

9.  SEGMENT AND GEOGRAPHIC INFORMATION

    The following table presents the Company's revenues and net fixed assets by geographic segment:

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 29,   SEPTEMBER 30,
                                                         2001            2000
                                                     -------------   -------------
                                                            (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Software licenses................................     $1,459          $1,680
  Services.........................................      1,163             917
                                                        ------          ------
  Total Asia/Australia.............................      2,622           2,597
                                                        ------          ------
USA
  Software licenses................................        960           1,291
  Services.........................................      1,629           1,540
                                                        ------          ------
  Total USA........................................      2,589           2,831
                                                        ------          ------
Europe
  Software licenses................................      1,588           2,251
  Services.........................................      1,373           1,145
                                                        ------          ------
  Total Europe.....................................      2,961           3,396
                                                        ------          ------
Consolidated
  Software licenses................................      4,007           5,222
  Services.........................................      4,165           3,602
                                                        ------          ------
  Total consolidated...............................     $8,172          $8,824
                                                        ======          ======

FIXED ASSETS, NET (AS OF PERIOD END):
  Asia/Australia...................................     $2,044
  USA..............................................      1,417
  Europe...........................................        862
                                                        ------
  Total consolidated...............................     $4,323
                                                        ======

10.  RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management is currently determining what effect, if any, SFAS
No. 144 will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 17. Readers should not place undue reliance on our forward-looking statements.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. Our Design Optimization Solutions products allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Manufacturing Solutions products allow plant engineers and managers to maintain and optimize manufacturing conditions throughout the manufacturing process.

    We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. Prior to June 1997, our products consisted solely of our Moldflow Plastics Insight ("MPI") series for in-depth mold design. Since then, we have introduced additional modules of our MPI product series and have also introduced other new product lines. Our Moldflow Plastics Advisers ("MPA") series for part design and high level mold design was introduced in fiscal 1997 and our Moldflow Plastics Xpert ("MPX") series for production set-up and production monitoring was introduced in fiscal 1999. In fiscal 2000, we introduced plasticszone.com, a business and productivity website for professionals working with injection molded plastics. The plasticszone.com site currently offers six primary services, including one which provides our customers with access to our IMPA product, an application service provider, or ASP, version of one of our MPA series of products. In fiscal 2001, two additional products were launched under the Moldflow brand, Shotscope and EZ-Track. Shotscope, the primary product of Branden Technologies, a company we acquired in March 2001, is a product that monitors, analyzes, and assists in the scheduling of injection molding production processes. EZ-Track, developed jointly by Moldflow and Branden, provides real-time, plant-wide production monitoring and reporting. We categorize these products into two groups: Design Optimization Solutions, which includes the MPA and MPI series, and Manufacturing Solutions, which includes the MPX, Shotscope and EZ-Track products.

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

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues:

                                                                  THREE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
Revenue:
  Software licenses........................................       49.0%           59.2%
  Services.................................................       51.0            40.8
                                                                 -----           -----
  Total revenue............................................      100.0%          100.0%
                                                                 =====           =====

Costs and expenses:
  Cost of software licenses revenue........................        7.0%            3.9%
  Cost of services revenue.................................        3.9             3.9
  Research and development.................................       16.7            18.0
  Selling and marketing....................................       54.9            48.6
  General and administrative...............................       19.5            15.7
  Amortization of goodwill and other intangible assets.....        2.0             4.2
                                                                 -----           -----
  Total operating expenses.................................      104.0            94.3
                                                                 -----           -----
Income (loss) from operations..............................       (4.0)            5.7
Interest income, net.......................................        6.1             4.2
Other income, net..........................................        0.3             0.5
                                                                 -----           -----
  Income before income taxes...............................        2.4            10.4
Provision for income taxes.................................        0.8             4.3
                                                                 -----           -----
  Net income...............................................        1.6%            6.1%
                                                                 =====           =====

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 2000

    REVENUE. Total revenue decreased by 7%, or $0.7 million, to $8.2 million for the three months ended September 29, 2001, from $8.8 million for the three months ended September 30, 2000. In the same period, software licenses revenue decreased by 23%, or $1.2 million, to $4.0 million from $5.2 million. The following table sets forth our software licenses revenue by product group:

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2001            2000
                                                              -------------   -------------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PERCENTAGE DATA)
Software licenses revenue:
  Design Optimization Solutions.............................     $3,341          $4,904
  Manufacturing Solutions...................................        666             318
                                                                 ------          ------
  Total.....................................................     $4,007          $5,222
                                                                 ======          ======
Percent of total software licenses revenue:
  Design Optimization Solutions.............................       83.4%           93.9%
  Manufacturing Solutions...................................       16.6             6.1
                                                                 ------          ------
  Total.....................................................      100.0%          100.0%
                                                                 ======          ======

    The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries, have experienced severe economic declines over the last twelve months. This downturn significantly contributed to the decrease in licensing revenue in the first quarter of fiscal 2002. A continuation of this general economic slowdown could materially and adversely affect us in the future by decreasing our revenue. In addition, the terrorist attacks on the United States caused widespread uncertainty in the world financial markets, and significantly disrupted the normal purchasing patterns of our customers in the quarter.

    Services revenue increased by 16%, or $0.6 million, to $4.2 million for the three months ended September 29, 2001, from $3.6 million for the three months ended September 30, 2000. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal 2001. No customer accounted for more than 10% of the total revenue during the three-month periods ended September 29, 2001 and September 30, 2000.

    COST OF REVENUE. The cost of software licenses revenue increased 67%, or $229,000, to $570,000 for the three months ended September 29, 2001, from $341,000 for the three months ended September 30, 2000. This increase was primarily attributable to increased sales of our Manufacturing Solutions products, which have a higher cost of materials than our Design Optimization Solutions products. The cost of services revenue decreased 7%, or $24,000, to $319,000 for the three months ended September 29, 2001, from $343,000 for the three months ended September 29, 2000. This decrease was a result of decreased headcount and reduced travel costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 14%, or $222,000, to $1.4 million for the three months ended September 29, 2001, from $1.6 million for the three months ended September 30, 2000. This decrease was primarily attributable to the capitalization of research and development costs under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which, along with reductions in travel and other discretionary spending, more than offset additional personnel costs resulting from our acquisition of Branden Technologies. In the first quarter of fiscal 2002, the Company established technological feasibility on Moldflow Plastics Insight version 3.0 ("MPI 3.0") In accordance with SFAS No. 86, research and development costs of $341,000 were capitalized and included as a component of fixed assets. As MPI 3.0 has not yet been commercially released, the Company expects to capitalize additional software development costs in the second quarter of fiscal 2002. All such costs will subsequently be amortized to cost of software licenses over the estimated economic life of the product.

    SELLING AND MARKETING. Selling and marketing expenses increased 4%, or $193,000, to $4.5 million for the three months ended September 29, 2001, from $4.3 million for the three months ended September 30, 2000. The costs of increased headcount from 2001 were partially offset by reductions in travel and marketing initiatives.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 15%, or $212,000, to $1.6 million for the three months ended September 29, 2001, from $1.4 million for the three months ended September 30, 2000. This increase was due to additional personnel costs and premiums for director and officer liability insurance and professional fees.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants and, in fiscal 2001, goodwill and assembled workforce. Amortization expense decreased 55%, or $203,000, to $164,000 for the three months ended September 29, 2001 from $367,000 for the three months ended September 30, 2000. This decrease was due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized (Note 4).

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased 35%, or $131,000 to $502,000 for the three months ended September 29, 2001 from $371,000 for the three months ended September 30, 2000. The increase was primarily the result of interest earned on the investment of the unused portion of the proceeds from our follow-on offering completed in December 2000.

    OTHER INCOME, NET. Other income, net decreased 31%, or $11,000 to $24,000 for the three months ended September 29, 2001 from $35,000 from the three months ended September 30, 2000. Other income, net included realized and unrealized exchange gains and losses on intercompany account balances and recognized gains and losses on our foreign exchange hedging instruments.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased 83%, or $316,000, to $66,000 for the three months ended September 29, 2001 from $382,000 for the three months ended September 30, 2000. Our effective income tax rate was 33% for the three months ended September 29, 2001 and 42% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock. In December 2000, we completed a second offering of common stock, raising $12.8 million net of offering costs. As of September 29, 2001, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $41.8 million and our marketable securities balance of $4.4 million. In
January 2001, we completed the restructuring of our working capital credit line, resulting in an available credit facility of $5.0 million which is secured by $5.0 million of cash held in interest bearing securities with the bank. Our marketable securities balance at September 29, 2001 included $303,000 related to our remaining minority investment in a publicly traded Indian software company which is recorded at market value at the end of each reporting period. This value has been subject to significant fluctuation in the past. It is management's opinion that the unrealized gain of

$191,000, net of tax, is subject to a number of risks that may cause the gain to never be fully realized. As of September 29, 2001, we had no outstanding debt.

    Net cash provided by operating activities was $1.8 million for the three months ended September 29, 2001. During the corresponding period ended
September 30, 2000, net cash of $949,000 was generated by operating activities. Cash was provided by operations in the current reporting period primarily through net income as adjusted for non-cash charges, and increases in accounts payable and decreases in accounts receivable and other current assets, partially offset by decreases in accrued expenses and deferred maintenance and support contracts revenue. Cash was generated by operations in the corresponding period ended September 30, 2000 primarily through increases in net income as adjusted for non-cash charges and accrued expenses, and decreases in other current assets and accounts receivable, offset by a decrease in deferred maintenance and support contracts and an increase in other assets.

    Net cash provided by investing activities was $7.6 million for the three months ended September 29, 2001. During the corresponding period ended September 30, 2000, investing activities used cash of $8.1 million. Cash was provided in the current reporting period primarily by the conversion of marketable securities into cash, offset by purchases of fixed assets. Cash was used by investing activities in 2001 through the purchase of fixed assets, the purchase of marketable securities and by additional C-Mold acquisition costs.

    Net cash of $276,000 was used for financing activities during the three months ended September 29, 2001, reflecting the impact of the Company's share repurchase program, under which 50,000 shares of common stock were reacquired at a cost of $464,000. This use of cash was partially offset by exercises of stock options and proceeds received for common stock under the Company's Employee Stock Purchase Plan. Net cash of $9,000 was provided by financing activities in the corresponding period of 2001, primarily from the exercise of employee stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management is currently determining what effect, if any, SFAS
No. 144 will have on its financial position and results of operations.

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

    We have experienced significant fluctuations in our results of operations on a quarterly basis. For instance, our total revenue in the first quarter of fiscal 2002 was $8.2 million as compared with total revenue of $9.6 million in the immediately preceding quarter. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

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

    THE EXISTING GENERAL ECONOMIC SLOWDOWN, PARTICULARLY IN OUR END MARKETS, MAY IMPACT OUR RESULTS.

    The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past fifteen months. A continuation of this general economic slowdown could materially and adversely affect us by further decreasing our revenue and/or lowering our revenue growth rates. In addition, the recent terrorist attacks on the United States and resulting military actions, are causing widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a suspension in the normal purchasing patterns of our customers.

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

    Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, our Manufacturing Solutions products require interaction with injection molding machines, the use and technology of which are subject to a wide variety of world-wide patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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

    DISRUPTION OF OPERATIONS AT OUR DEVELOPMENT FACILITIES COULD INTERFERE WITH OUR PRODUCT DEVELOPMENT AND PRODUCTION CYCLES.

    A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and the United Kingdom. In addition, we subcontract with a provider in Ireland for production of certain software media. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development facilities could severely disrupt our product development.

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

    The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility since our initial public offering from a high of $30.13 to a low of $7.68. Many factors may cause the market price for our common stock to decline, including:

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

                                                       MOLDFLOW CORPORATION

                                                       By:             /s/ MARC J.L. DULUDE
                                                            -----------------------------------------
                                                                         Marc J.L. Dulude
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ SUZANNE E. ROGERS
                                                            -----------------------------------------
                                                                        Suzanne E. Rogers
                                                                  VICE PRESIDENT OF FINANCE AND
                                                            ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)
Date: November 12, 2001