Form 10-Q
period 2001-12-29
MOLDFLOW CORP
filed 2002-02-11
CIK 1103234

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

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 29, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 10,087,915 shares of our common stock, par value $0.01, outstanding on February 8, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 29, 2001

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheet as of December 29, 2001 and
           June 30, 2001.............................................      2
         Consolidated Statement of Income for the three months ended
           December 29, 2001 and December 30, 2000 and for the six
           months ended December 29, 2001 and December 30, 2000......      3
         Consolidated Statement of Cash Flows for the six months
           ended December 29, 2001 and December 30, 2000.............      4
         Notes to Consolidated Financial Statements..................      5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     23

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     24
Item 2.  Changes in Securities and Use of Proceeds...................     24
Item 4.  Submission of Matters to a Vote of Security Holders.........     24
Item 6.  Exhibits and Reports on Form 8-K............................     24
Signatures...........................................................     25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              DECEMBER 29,    JUNE 30,
                                                                  2001          2001
                                                              ------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $46,482      $32,969
  Marketable securities.....................................       1,015       12,750
  Accounts receivable, net..................................       6,452        7,241
  Prepaid expenses and other current assets.................       3,201        3,309
                                                                 -------      -------
  Total current assets......................................      57,150       56,269
Fixed assets, net...........................................       4,102        4,027
Goodwill, net...............................................       8,789        8,003
Intangible assets, net......................................       1,700        2,814
Other assets................................................         333          342
                                                                 -------      -------
  Total assets..............................................     $72,074      $71,455
                                                                 =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 1,478      $ 1,040
  Accrued expenses..........................................       6,559        6,346
  Deferred revenue..........................................       5,757        6,372
                                                                 -------      -------
  Total current liabilities.................................      13,794       13,758
Other long-term liabilities.................................          88          104
                                                                 -------      -------
  Total liabilities.........................................      13,882       13,862
                                                                 -------      -------
Stockholders' equity:
  Common stock..............................................         101          101
  Additional paid-in capital................................      62,702       62,507
  Treasury stock, at cost...................................        (464)          --
  Deferred stock compensation...............................         (18)         (28)
  Notes receivable from stockholders........................         (28)         (37)
  Accumulated deficit.......................................      (3,625)      (4,752)
  Accumulated other comprehensive loss......................        (476)        (198)
                                                                 -------      -------
  Total stockholders' equity................................      58,192       57,593
                                                                 -------      -------
  Total liabilities and stockholders' equity................     $72,074      $71,455
                                                                 =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              MOLDFLOW CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                                  2001           2000           2001           2000
                                              ------------   ------------   ------------   ------------
Revenue:
  Software licenses.........................     $4,923         $6,728         $8,930         $11,950
  Services..................................      4,245          3,690          8,410           7,292
                                                 ------         ------         ------         -------
  Total revenue.............................      9,168         10,418         17,340          19,242
                                                 ------         ------         ------         -------
Costs and expenses:
  Cost of software licenses revenue.........        736            420          1,306             761
  Cost of services revenue..................        324            396            643             739
  Research and development..................      1,464          1,592          2,829           3,179
  Selling and marketing.....................      4,723          4,650          9,207           8,941
  General and administrative................      1,819          1,690          3,416           3,075
  Amortization of goodwill and other
    intangible assets.......................        164            392            328             759
                                                 ------         ------         ------         -------
  Total operating expenses..................      9,230          9,140         17,729          17,454
                                                 ------         ------         ------         -------
Income (loss) from operations...............        (62)         1,278           (389)          1,788
Interest income, net........................        353            588            855             960
Other income, net...........................      1,193             27          1,217              62
                                                 ------         ------         ------         -------
Income before income taxes..................      1,484          1,893          1,683           2,810
Provision for income taxes..................        490            605            556             987
                                                 ------         ------         ------         -------
  Net income................................     $  994         $1,288         $1,127         $ 1,823
                                                 ======         ======         ======         =======
Net income per common share:
  Basic.....................................      $0.10          $0.14          $0.11           $0.20
  Diluted...................................      $0.10          $0.13          $0.11           $0.19
Shares used in computing net income per
  common share:
  Basic.....................................     10,055          9,371         10,072           9,279
  Diluted...................................     10,327          9,904         10,360           9,801

   The accompanying notes are an integral part of the consolidated financial statements.

                              MOLDFLOW CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 1,127        $ 1,823
Adjustments to reconcile to net cash provided by operating
  activities:
  Gain on disposal of fixed assets..........................       (625)            --
  Gain on sale of long-term investment......................       (504)            --
  Loss on disposal of fixed assets..........................         --              7
  Depreciation and amortization.............................        962          1,279
  Provisions for doubtful accounts..........................         35             26
  Foreign exchange gains....................................       (117)           (58)
  Other non-cash charges to income..........................         62             --
  Changes in assets and liabilities:
    Accounts receivable.....................................        802         (2,067)
    Prepaid expenses and other current assets...............        446           (390)
    Other assets............................................         (3)            29
    Accounts payable........................................        419            602
    Accrued expenses........................................        215            917
    Deferred revenue........................................       (636)          (191)
                                                                -------        -------
  Net cash provided by operating activities.................      2,183          1,977
                                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................       (996)        (1,300)
  Proceeds from fixed asset disposals.......................        930          1,126
  Purchases of marketable securities........................         --         (9,171)
  Sales of marketable securities............................     11,304             --
  Proceeds from sale of long-term investment................        565             --
  Additional acquisition costs..............................         --           (269)
                                                                -------        -------
  Net cash provided by (used in) investing activities.......     11,803         (9,614)
                                                                -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repayment of notes receivable from
    stockholder.............................................         10            173
  Borrowings on bank notes payable..........................         --              5
  Payments on bank notes payable............................         --           (629)
  Payments on capital lease obligations.....................         --             (9)
  Issuance of common stock..................................        195         12,828
  Repurchase of common stock................................       (464)            --
                                                                -------        -------
  Net cash (used in) provided by financing activities.......       (259)        12,368
                                                                -------        -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (214)          (318)
                                                                -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................     13,513          4,413
Cash and cash equivalents, beginning of period..............     32,969         27,259
                                                                -------        -------
Cash and cash equivalents, end of period....................    $46,482        $31,672
                                                                =======        =======

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

    The accompanying unaudited consolidated financial statements include the accounts of Moldflow Corporation and its wholly owned subsidiaries. The consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K. The June 30, 2001 consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and six month periods ended December 29, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2.  NET INCOME PER COMMON SHARE

    The Company computes net income per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including restricted stock, options and warrants. The dilutive effect of options to purchase common stock is determined under the treasury stock method

                              MOLDFLOW CORPORATION

2.  NET INCOME PER COMMON SHARE (CONTINUED)
using the average fair value of common stock for the period. The following table presents the calculation for both basic and diluted net income per common share:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                                  2001           2000           2001           2000
                                              ------------   ------------   ------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income..................................     $   994        $1,288         $ 1,127        $1,823
                                                 =======        ======         =======        ======
Weighted average shares used in computing
  net income per common share--basic........      10,055         9,371          10,072         9,279
                                                 -------        ------         -------        ------
Effect of dilutive securities:
  Restricted stock..........................          15            75              21            87
  Stock options.............................         257           458             267           435
                                                 -------        ------         -------        ------
  Dilutive potential common shares..........         272           533             288           522
                                                 -------        ------         -------        ------
Weighted average shares used in computing
  net income per common share--diluted......      10,327         9,904          10,360         9,801
                                                 =======        ======         =======        ======
Net income per common share--basic..........       $0.10         $0.14           $0.11         $0.20
Net income per common share--diluted........       $0.10         $0.13           $0.11         $0.19

3.  SALES OF ASSETS

    In November 2001, the Company sold a portion of its land and certain other property in Melbourne, Australia for cash proceeds of $930,000. The realized gain on the sale of $625,000, net of related selling expenses, has been included as a component of other income and expense.

    In December 2001, the Company sold its remaining minority investment in an Indian software company for cash proceeds of $565,000. The realized gain on the sale of $504,000, net of related selling expenses, also has been included as a component of other income and expense.

4.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to twelve months using currency options, zero cost collars and other combinations of options that constitute net purchased options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income (loss) until the underlying forecasted transaction impacts earnings. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative is reclassified from other accumulated comprehensive income (loss) to current earnings as a component of other income and expense. At the inception of the hedge transaction and on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. If the Company determines that a cash flow hedge is no longer probable of occurring or that the hedged instrument is no longer highly effective, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings as a

                              MOLDFLOW CORPORATION

4. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) component of other income and expenses. During the three and six month periods ended December 29, 2001 and December 30, 2000, there were no such discontinuations.

    At December 29, 2001, currency options and collars designated as hedging instruments with notional amounts of $11,718,000, $11,507,000 and $3,603,000 to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, have been recorded as components of other current assets or other current liabilities, depending on the amount of the valuation. At December 29, 2001, instruments with fair values of $441,000 and $66,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized gains on these instruments of $211,000 were included in accumulated other comprehensive income (loss). The Company expects these instruments to affect earnings over the next nine months. During the three and six month periods ended December 29, 2001, gains of $101,000 and $147,000 were recorded as components of other income and expense, respectively.

    At December 30, 2000, currency options designated as hedging instruments with notional amounts of $4,267,000, $2,905,000 and $1,973,000 to exchange Euros, Yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair value of the outstanding options as of December 30, 2000 was $218,000, which was included in other current assets. Unrealized gains were $65,000 at December 30, 2000. During the three months ended December 30, 2000, a net loss of $37,000 related to these hedges was recorded as a component of other income and expense. The charge represented recognition of the ineffective portion of the Company's outstanding options of $89,000, net of gains of $52,000 on options that were settled during the period. During the six months ended December 30, 2000, a net loss of $120,000 related to these hedges was recorded as a component of other income and expense. The charge represented recognition of the ineffective portion of the Company's outstanding options of $205,000, net of gains of $85,000 on options that were settled during the period.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

    During the first quarter of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS
No. 141 establishes the purchase method as the only acceptable methodology for accounting for a business combination. In addition, SFAS No. 141 provides guidance for allocating the cost of an acquired entity, including the recognition and identification of goodwill and other intangible assets. Under SFAS No. 141, an assembled workforce does not meet the criteria for recognition as an intangible asset that is separable from goodwill. As such, at July 1, 2001, the Company reclassified to goodwill the carrying value of its previously identified assembled workforces that were recognized in the Company's acquisitions of C-Mold and Branden Technologies (Note 6). As a result of this reclassification, the recorded value of goodwill increased by $786,000.

    SFAS No. 142 addresses accounting and reporting for goodwill and other intangible assets at and subsequent to the date of acquisition. SFAS No. 142 provides guidance in determining the useful life of intangible assets, stating that some intangible assets may have an indefinite useful life to a company. SFAS No. 142 also eliminates amortization of goodwill and introduces a two-step impairment test model. Companies have six months from the date of adoption of SFAS No. 142 to complete a transitional goodwill impairment test, which is applied as of the beginning of the fiscal year in which

                              MOLDFLOW CORPORATION

5. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) the standard is first adopted. Subsequently, companies must conduct goodwill impairment tests on an annual basis.

    In adopting SFAS No. 142, the Company conducted the required transitional impairment test as of July 1, 2001, concluding that no impairment of the goodwill acquired in the acquisitions of C-Mold and Branden Technologies had occurred. The Company ceased the amortization of goodwill as of July 1, 2001 and reviewed the other intangible assets acquired in the aforementioned transactions, concluding that no change need be made to the previously estimated useful lives of those items.

6.  ACQUISITIONS

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

7.  SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Software development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. The Company established technological feasibility of Moldflow Plastics Insight version 3.0 ("MPI 3.0") in the first quarter of fiscal 2002 and released the product commercially in November 2002. In accordance with SFAS
No. 86, research and development costs of $602,000 were capitalized during the six months ended December 29, 2001. These costs are being amortized to cost of software licenses revenue over the estimated economic life of the product.

8.  COMMON STOCK AND STOCK PLANS

    On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, pursuant to which the Company reacquired 50,000 shares for $464,000, at an average cost of $9.28 per share, through December 29, 2001.

                              MOLDFLOW CORPORATION

8.  COMMON STOCK AND STOCK PLANS (CONTINUED)

    A summary of the Company's stock option activity for the three and six month periods ended December 29, 2001 follows:

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                DECEMBER 29, 2001               DECEMBER 29, 2001
                                          -----------------------------   -----------------------------
                                                       WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                          ----------   ----------------   ----------   ----------------
Outstanding at beginning of period......   1,591,166        $12.37         1,116,460        $12.07
Granted.................................      54,050         11.35           550,000         12.75
Exercised...............................      (3,598)         1.95           (13,922)         1.30
Canceled................................     (27,472)        15.29           (38,392)        15.60
                                          ----------                      ----------
Outstanding at end of period............   1,614,146         12.31         1,614,146         12.31
                                          ==========                      ==========
Options exercisable at end of period....     425,890
Options available for future grant......   1,029,492

9.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is comprised of net income and other comprehensive income and losses. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income (loss) also includes unrealized gains and losses on the Company's hedging instruments and on the Company's marketable securities.

    The following table presents the calculation of comprehensive income (loss):

                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                              ---------------------------   ---------------------------
                              DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                  2001           2000           2001           2000
                              ------------   ------------   ------------   ------------
                                                   (IN THOUSANDS)
Net income..................     $   994        $1,288         $ 1,127        $ 1,823
Other comprehensive income
  (loss):
  Changes in fair value of
    marketable securities,
    net of related tax
    effect..................        (224)         (817)           (316)        (1,778)
  Changes in value of
    financial instruments
    designated as hedges,
    net of related tax
    effect..................         587           (42)             68             65
  Foreign currency
    translation
    adjustment..............         165            95             (30)          (377)
                                 -------        ------         -------        -------
  Other comprehensive income
    (loss)..................         528          (764)           (278)        (2,090)
                                 -------        ------         -------        -------
Comprehensive income
  (loss)....................     $ 1,522        $  524         $   849        $  (267)
                                 =======        ======         =======        =======

                              MOLDFLOW CORPORATION

10.  UNSECURED CREDIT FACILITY

    In November 2001, the Company completed the restructuring of its existing working capital credit facility, establishing a new, unsecured $5.0 million facility with the same domestic bank. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of December 29, 2001. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell assets without prior approval from the bank. As of December 29, 2001, the Company had employed $2.6 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. As of December 29, 2001, there were no loans advanced against the facility and the remaining available borrowing base was $2.0 million.

11.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic design and manufacturing industry.

    Geographic information regarding the Company's operations follows:

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                  ---------------------------   ---------------------------
                                  DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                      2001           2000           2001           2000
                                  ------------   ------------   ------------   ------------
                                                       (IN THOUSANDS)
REVENUE FROM UNAFFILIATED
  CUSTOMERS:
Asia/Australia
  Software licenses.............     $1,580        $ 2,341        $ 3,039        $ 4,021
  Services......................      1,150          1,021          2,313          1,938
                                     ------        -------        -------        -------
  Total Asia/Australia..........      2,730          3,362          5,352          5,959
                                     ------        -------        -------        -------
USA
  Software licenses.............      1,282          2,172          2,242          3,462
  Services......................      1,600          1,430          3,229          2,971
                                     ------        -------        -------        -------
  Total USA.....................      2,882          3,602          5,471          6,433
                                     ------        -------        -------        -------
Europe
  Software licenses.............      2,061          2,215          3,649          4,467
  Services......................      1,495          1,239          2,868          2,383
                                     ------        -------        -------        -------
  Total Europe..................      3,556          3,454          6,517          6,850
                                     ------        -------        -------        -------
Consolidated
  Software licenses.............      4,923          6,728          8,930         11,950
  Services......................      4,245          3,690          8,410          7,292
                                     ------        -------        -------        -------
  Total consolidated............     $9,168        $10,418        $17,340        $19,242
                                     ======        =======        =======        =======

                                  DECEMBER 29,    JUNE 30,
                                      2001          2001
                                  ------------   -----------
FIXED ASSETS, NET:
  Asia/Australia................     $1,715        $ 2,118
  USA...........................      1,332          1,465
  Europe........................      1,055            444
                                     ------        -------
  Total consolidated............     $4,102        $ 4,027
                                     ======        =======

                              MOLDFLOW CORPORATION

12.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 19. Readers should not place undue reliance on our forward-looking statements.

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

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues:

                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                              ---------------------------   ---------------------------
                              DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                  2001           2000           2001           2000
                              ------------   ------------   ------------   ------------
Revenue:
  Software licenses.........       53.7%          64.6%          51.5%          62.1%
  Services..................       46.3           35.4           48.5           37.9
                                  -----          -----          -----          -----
  Total revenue.............      100.0%         100.0%         100.0%         100.0%
                                  =====          =====          =====          =====

Costs and expenses:
  Cost of software licenses
    revenue.................        8.0%           4.0%           7.5%           4.0%
  Cost of services
    revenue.................        3.5            3.8            3.7            3.8
  Research and
    development.............       16.0           15.3           16.3           16.5
  Selling and marketing.....       51.5           44.6           53.1           46.5
  General and
    administrative..........       19.9           16.2           19.7           16.0
  Amortization of goodwill
    and other intangible
    assets..................        1.8            3.8            1.9            3.9
                                  -----          -----          -----          -----
  Total operating
    expenses................      100.7           87.7          102.2           90.7
                                  -----          -----          -----          -----
Income (loss) from
  operations................       (0.7)          12.3           (2.2)           9.3
Interest income, net........        3.9            5.6            4.9            5.0
Other income, net...........       13.0            0.3            7.0            0.3
                                  -----          -----          -----          -----
Income before income
  taxes.....................       16.2           18.2            9.7           14.6
Provision for income
  taxes.....................        5.4            5.8            3.2            5.1
                                  -----          -----          -----          -----
  Net income................       10.9%          12.4%           6.5%           9.5%
                                  =====          =====          =====          =====

THREE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED
  DECEMBER 30, 2000

    REVENUE. Total revenue decreased by 12%, or $1.3 million, to $9.2 million for the three months ended December 29, 2001, from $10.4 million for the three months ended December 30, 2000. In the same period, software licenses revenue decreased by 27%, or $1.8 million, to $4.9 million from $6.7 million. The following table sets forth our software licenses revenue by product group:

                                                          THREE MONTHS ENDED
                                                      ---------------------------
                                                      DECEMBER 29,   DECEMBER 30,
                                                          2001           2000
                                                      ------------   ------------
                                                            (IN THOUSANDS,
                                                        EXCEPT PERCENTAGE DATA)
Software licenses revenue:
  Design Optimization Solutions.....................     $4,063         $6,109
  Manufacturing Solutions...........................        860            619
                                                         ------         ------
  Total.............................................     $4,923         $6,728
                                                         ======         ======
Percent of total software licenses revenue:
  Design Optimization Solutions.....................       82.5%          90.8%
  Manufacturing Solutions...........................       17.5            9.2
                                                         ------         ------
  Total.............................................      100.0%         100.0%
                                                         ======         ======

    The demand for our products is largely driven by demand in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries, have experienced severe economic declines over the last eighteen months. This continued downturn significantly contributed to the decrease in licensing revenue in the second quarter of fiscal 2002. A continuation of this general economic slowdown could materially and adversely affect us in the future by decreasing our revenue. In addition, the terrorist attacks on the United States caused widespread uncertainty in the world financial markets, and significantly disrupted the normal purchasing patterns of our customers.

    Services revenue increased by 15%, or $555,000, to $4.2 million for the three months ended December 29, 2001, from $3.7 million for the three months ended December 30, 2000. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal 2001.

    No customer accounted for more than 10% of the total revenue during the three-month periods ended December 29, 2001 and December 30, 2000.

    COST OF REVENUE. The cost of software licenses revenue increased 75%, or $316,000, to $736,000 for the three months ended December 29, 2001, from $420,000 for the three months ended December 30, 2000. This increase was primarily attributable to increased sales of our Manufacturing Solutions products, which include hardware components and therefore have a higher cost of materials than our Design Optimization Solutions products. We expect that sales of our Manufacturing Solutions products will continue to represent a significant portion of our total revenues. Since these products include hardware components and therefore have a higher cost of materials, we expect our gross margins on product revenue to remain consistent with or slightly lower than the gross margin experienced in the quarter ended December 29, 2001.

    The cost of services revenue decreased 18%, or $72,000, to $324,000 for the three months ended December 29, 2001, from $396,000 for the three months ended December 29, 2000. This decrease was a result of decreased headcount and reduced travel costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 8%, or $128,000, to $1.5 million for the three months ended December 29, 2001, from $1.6 million for the three months ended December 30, 2000. This decrease was primarily attributable to the capitalization of research and development costs under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which, along with reductions in travel and other discretionary spending, more than offset additional personnel costs resulting from our acquisition of Branden Technologies. In the first quarter of fiscal 2002, the Company established technological feasibility on Moldflow Plastics Insight version 3.0 ("MPI 3.0") releasing the product commercially in November 2001. In accordance with SFAS No. 86, software costs of $261,000 incurred during the three months ended December 29, 2001 were capitalized and included as a component of fixed assets. These costs are being amortized to cost of software licenses revenue over the estimated economic life of the product.

    SELLING AND MARKETING. Selling and marketing expenses increased 2%, or $73,000, to $4.7 million for the three months ended December 29, 2001, from $4.6 million for the three months ended December 30, 2000. The costs of increased headcount from 2001 were partially offset by reductions in travel and marketing initiatives.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 8%, or $129,000, to $1.8 million for the three months ended December 29, 2001, from $1.7 million for the three months ended December 30, 2000. This increase was due to additional personnel costs and professional fees.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants and, in fiscal 2001, goodwill and assembled workforce. Amortization expense decreased 58%, or $228,000, to $164,000 for the three months ended December 29, 2001 from $392,000 for the three months ended December 30, 2000. This decrease was due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized.

    INTEREST INCOME, NET. Interest income, net decreased 40%, or $235,000 to $353,000 for the three months ended December 29, 2001 from $588,000 for the three months ended December 30, 2000. The decrease was primarily the result of declining interest rates and the conversion of marketable securities to cash and other highly liquid instruments.

    OTHER INCOME, NET. Other income, net increased to $1.2 million for the three months ended December 29, 2001 from $27,000 from the three months ended December 30, 2000. Other income, net includes realized and unrealized exchange gains and losses on intercompany account balances, recognized gains and losses on our foreign exchange hedging instruments, and gains recognized on sales of assets. In November 2001, we sold a portion of our land holdings and certain other property in Melbourne, Australia, realizing a net gain before taxes of $625,000. In December 2001, we sold our remaining minority investment in an Indian software company, realizing a net gain before taxes of $504,000.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased 19%, or $115,000, to $490,000 for the three months ended December 29, 2001 from $605,000 for the three months ended December 30, 2000. Our effective income tax rate was 33% for the three months ended December 29, 2001 and 32% for the corresponding period of the prior year.

SIX MONTHS ENDED DECEMBER 29, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 30,
  2000

    REVENUE. Total revenue decreased by 10%, or $1.9 million, to $17.3 million for the six months ended December 29, 2001, from $19.2 million for the six months ended December 30, 2000. In the same period, software licenses revenue decreased by 25%, or $3.0 million, to $8.9 million from $12.0 million. The following table sets forth our software licenses revenue by product group:

                                                           SIX MONTHS ENDED
                                                      ---------------------------
                                                      DECEMBER 29,   DECEMBER 30,
                                                          2001           2000
                                                      ------------   ------------
                                                            (IN THOUSANDS,
                                                        EXCEPT PERCENTAGE DATA)
Software licenses revenue:
  Design Optimization Solutions.....................     $7,404         $11,013
  Manufacturing Solutions...........................      1,526             937
                                                         ------         -------
  Total.............................................     $8,930         $11,950
                                                         ======         =======
Percent of total software licenses revenue:
  Design Optimization Solutions.....................       82.9%           92.2%
  Manufacturing Solutions...........................       17.1             7.8
                                                         ------         -------
  Total.............................................      100.0%          100.0%
                                                         ======         =======

    The aforementioned economic declines in the industries of our primary customers contributed to the decrease in licensing revenue in the first six months of fiscal 2002. In addition, the terrorist attacks on the United States caused widespread uncertainty in the world financial markets, and significantly disrupted the normal purchasing patterns of our customers in our first fiscal quarter.

    Services revenue increased by 15%, or $1.1 million, to $8.4 million for the six months ended December 29, 2001, from $7.3 million for the six months ended December 30, 2000. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal 2001.

    No customer accounted for more than 10% of the total revenue during the six-month periods ended December 29, 2001 and December 30, 2000.

    COST OF REVENUE. The cost of software licenses revenue increased 72%, or $545,000, to $1.3 million for the six months ended December 29, 2001, from $761,000 for the six months ended December 30, 2000. This increase was primarily attributable to increased sales of our Manufacturing Solutions products, which include hardware components and therefore have a higher cost of materials than our Design Optimization Solutions products. The cost of services revenue decreased 13%, or $96,000, to $643,000 for the six months ended December 29, 2001, from $739,000 for the six months ended December 29, 2000. This decrease was a result of decreased headcount and reduced travel costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 11%, or $350,000, to $2.8 million for the six months ended December 29, 2001, from $3.2 million for the six months ended December 30, 2000. This decrease was primarily attributable to the capitalization of research and development costs under the provisions of SFAS No. 86 which, along with reductions in travel and other discretionary spending, more than offset additional personnel costs resulting from our acquisition of Branden Technologies. In the first quarter of fiscal 2002, the Company established technological feasibility on Moldflow Plastics Insight version 3.0 ("MPI 3.0") releasing the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 incurred during the six months ended December 29, 2001 were capitalized and included as a component of fixed assets. These costs are being amortized to cost of software license revenue over the estimated economic life of the product.

    SELLING AND MARKETING. Selling and marketing expenses increased 3%, or $266,000, to $9.2 million for the six months ended December 29, 2001, from $8.9 million for the six months ended December 30, 2000. The costs of increased headcount from fiscal 2001 were partially offset by reductions in travel and marketing initiatives.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 11%, or $341,000, to $3.4 million for the six months ended December 29, 2001, from $3.1 million for the six months ended December 30, 2000. This increase was due to additional personnel costs, increased premiums for director and officer liability insurance and professional fees.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants and, in fiscal 2001, goodwill and assembled workforce. Amortization expense decreased 57%, or $431,000, to $328,000 for the six months ended December 29, 2001 from $759,000 for the six months ended December 30, 2000. This decrease was due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized (Note 5).

    INTEREST INCOME, NET. Interest income, net decreased 11%, or $105,000, to $855,000 for the six months ended December 29, 2001 from $960,000 for the six months ended December 30, 2000. The decrease was primarily due to declining interest rates and the conversion of marketable securities to cash and other highly liquid investments.

    OTHER INCOME, NET. Other income, net increased to $1.2 million for the six months ended December 29, 2001 from $35,000 from the six months ended
December 30, 2000. Other income, net includes realized and unrealized exchange gains and losses on intercompany account balances, recognized gains and losses on our foreign exchange hedging instruments, and gains recognized on sales of assets. In November 2001, we sold a portion of our land holdings and certain other property in Melbourne, Australia, realizing a net gain before taxes of $625,000. Also, we sold our remaining minority investment in an Indian software company, realizing a net gain before taxes of $504,000.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased 44%, or $431,000, to $556,000 for the six months ended December 29, 2001 from $987,000 for the six months ended December 30, 2000. Our effective income tax rate was 33% for the six months ended December 29, 2001 and 35% for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock, raising $36.9 million, net of offering costs. In December 2000, we completed a second offering of common stock, raising $12.8 million, net of offering costs. As of December 29, 2001, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $46.5 million and our marketable securities balance of $1.0 million. In November 2001, we completed the restructuring of our working capital credit line, resulting in an available, unsecured credit facility of $5.0 million. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. As of December 29, 2001, the Company had employed
$2.6 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. As of December 29, 2001, there were no loans advanced against the facility and the remaining available borrowing base was $2.0 million.

    Net cash provided by operating activities was $2.2 million for the six months ended December 29, 2001. During the corresponding period ended
December 30, 2000, net cash of $2.0 million was generated by operating activities. Cash was provided by operations in the current reporting period primarily through net income as adjusted for non-cash charges, and increases in accounts payable and accrued expenses and decreases in accounts receivable and prepaid expenses, partially offset by gains realized on our sale of assets and decreases in deferred revenue. Cash was generated by operations in the corresponding period ended December 30, 2000 primarily through increases in net income as adjusted for non-cash charges and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses and decreases in deferred revenue.

    Net cash provided by investing activities was $11.8 million for the six months ended December 29, 2001. During the corresponding period ended
December 30, 2000, investing activities used cash of $9.6 million. Cash was provided in the current reporting period primarily by the conversion of marketable securities into cash, proceeds from our sale of land and certain other property in Melbourne, Australia and proceeds from sale of our minority investment in an Indian software company, offset by purchases of fixed assets. Cash was used by investing activities in 2001 through the purchase of fixed assets, the purchase of marketable securities and by additional C-Mold acquisition costs.

    Net cash of $259,000 was used in financing activities during the six months ended December 29, 2001, reflecting the impact of the Company's share repurchase program, under which 50,000 shares of common stock were reacquired at a cost of $464,000. This use of cash was partially offset by exercises of stock options, proceeds received for common stock under the Company's Employee Stock Purchase Plan and repayments of notes receivable from a stockholder. In the corresponding period of fiscal 2001, net cash of $12.4 million was provided by the net proceeds of our second public offering of common stock and the exercise of employee stock options, offset by the repayment of debt obligations.

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

    We have experienced significant fluctuations in our results of operations on a quarterly basis. For instance, our total revenue in the second quarter of fiscal 2002 was $9.2 million as compared with total revenue of $10.4 million in the same quarter of the prior fiscal year. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

    - seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

    - the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure,

    - introductions of new services or enhancements by us and our competitors and changes in our and our competitors' pricing policies,

    - changes in the mix of products and services we provide, as increased sales of our Manufacturing Solutions products and our services may result in lower gross margins,

    - currency fluctuations, and

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

    THE EXISTING GENERAL ECONOMIC SLOWDOWN, PARTICULARLY IN OUR END MARKETS, MAY IMPACT OUR RESULTS.

    The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past eighteen months. These economic declines have been seen in all of our major end markets, including the US, Japan and Europe. A continuation of this general economic slowdown could materially and adversely affect us by further decreasing our revenue and/or lowering our revenue growth rates. In addition, the recent terrorist attacks on the United States and resulting military actions, are causing widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a continued suspension in the normal purchasing patterns of our customers.

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

    OUR MANUFACTURING SOLUTIONS PRODUCTS MAY LEAD TO PRODUCT LIABILITY CLAIMS AGAINST US.

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

    - distribution or sales by affiliates or other institutional stockholders,

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We develop our products in research centers in Australia, the United Kingdom and the United States. We sell our products globally through our direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates, political climate and weak economic conditions in foreign markets. In the future, we expect to increase our international operations in our existing markets and in geographic locations where we do not have any operations now.

    We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. We cannot assure you, however, that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 20, 2001, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect two Class II Directors for three-year terms and to amend the Company's Certificate of Incorporation to reduce the number of authorized shares of its Common Stock from 60,000,000 to 40,000,000. The results of the stockholder vote were as follows:

PROPOSAL 1: ELECTION OF DIRECTORS:

                                                                 FOR      WITHHELD
NAME OF DIRECTOR                                              ---------   ---------
Mr. Dulude..................................................  8,311,975    485,348
Mr. Haydu...................................................  8,730,774     66,549

PROPOSAL 2: AMENDMENT OF CERTIFICATE OF INCORPORATION:


FOR:                                   8,777,512
AGAINST:                                  17,886
ABSTAIN:                                   1,925
NO VOTE:                                       0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits:

     3.3 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.

   10.36 Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation.

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

                                                       MOLDFLOW CORPORATION

                                                       By:             /s/ MARC J.L. DULUDE
                                                            -----------------------------------------
                                                                         Marc J.L. Dulude
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ SUZANNE E. ROGERS
                                                            -----------------------------------------
                                                                        Suzanne E. Rogers
                                                                  VICE PRESIDENT OF FINANCE AND
                                                            ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)
Date: February 11, 2002