Form 10-Q
period 2002-03-30
MOLDFLOW CORP
filed 2002-05-14
CIK 1103234

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 30, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 10,106,511 shares of our common stock, par value $0.01, outstanding on May 10, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 2002

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet as of March 30, 2002
           and June 30, 2001.........................................      2
         Condensed Consolidated Statement of Income for the three
           months ended March 30, 2002 and March 31, 2001 and for the
           nine months ended March 30, 2002 and March 31, 2001.......      3
         Condensed Consolidated Statement of Cash Flows for the nine
           months ended March 30, 2002 and March 31, 2001............      4
         Notes to Condensed Consolidated Financial Statements........      5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     26

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     27
Item 2.  Changes in Securities and Use of Proceeds...................     27
Item 6.  Exhibits and Reports on Form 8-K............................     27
Signatures...........................................................     28

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              MARCH 30,   JUNE 30,
                                                                2002        2001
                                                              ---------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $49,305    $32,969
  Marketable securities.....................................        --     12,750
  Accounts receivable, net..................................     6,919      7,241
  Prepaid expenses and other current assets.................     3,474      3,309
                                                               -------    -------
  Total current assets......................................    59,698     56,269
Fixed assets, net...........................................     4,094      4,027
Goodwill....................................................     8,789      8,003
Intangible assets, net......................................     1,536      2,814
Other assets................................................       570        342
                                                               -------    -------
  Total assets..............................................   $74,687    $71,455
                                                               =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 1,641    $ 1,040
  Accrued expenses..........................................     6,392      6,346
  Deferred revenue..........................................     7,261      6,372
                                                               -------    -------
  Total current liabilities.................................    15,294     13,758
Other long-term liabilities.................................       131        104
                                                               -------    -------
  Total liabilities.........................................    15,425     13,862
                                                               -------    -------
Stockholders' equity:
  Common stock..............................................       101        101
  Additional paid-in capital................................    62,742     62,507
  Treasury stock, at cost...................................      (327)        --
  Deferred stock compensation...............................       (13)       (28)
  Notes receivable from stockholders........................       (28)       (37)
  Accumulated deficit.......................................    (3,123)    (4,752)
  Accumulated other comprehensive loss......................       (90)      (198)
                                                               -------    -------
  Total stockholders' equity................................    59,262     57,593
                                                               -------    -------
  Total liabilities and stockholders' equity................   $74,687    $71,455
                                                               =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       ---------------------   ---------------------
                                                       MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                                         2002        2001        2002        2001
                                                       ---------   ---------   ---------   ---------
Revenue:
  Software licenses..................................   $ 5,003     $ 7,220     $13,933     $19,170
  Services...........................................     4,442       3,874      12,852      11,166
                                                        -------     -------     -------     -------
  Total revenue......................................     9,445      11,094      26,785      30,336
                                                        -------     -------     -------     -------
Costs and expenses:
  Cost of software licenses revenue..................       605         418       1,911       1,179
  Cost of services revenue...........................       346         343         989       1,082
  Research and development...........................     1,765       1,586       4,594       4,765
  Selling and marketing..............................     4,651       5,245      13,858      14,186
  General and administrative.........................     1,630       1,604       5,046       4,679
  Amortization of goodwill and other intangible
    assets...........................................       164         380         492       1,139
                                                        -------     -------     -------     -------
  Total operating costs and expenses.................     9,161       9,576      26,890      27,030
                                                        -------     -------     -------     -------
Income (loss) from operations........................       284       1,518        (105)      3,306
Interest income, net.................................       288         629       1,143       1,589
Other income, net....................................       178          78       1,395         140
                                                        -------     -------     -------     -------
Income before income taxes...........................       750       2,225       2,433       5,035
Provision for income taxes...........................       248         674         804       1,661
                                                        -------     -------     -------     -------
  Net income.........................................   $   502     $ 1,551     $ 1,629     $ 3,374
                                                        =======     =======     =======     =======
Net income per common share:
  Basic..............................................     $0.05       $0.16       $0.16       $0.35
  Diluted............................................     $0.05       $0.15       $0.16       $0.34
Shares used in computing net income per common share:
  Basic..............................................    10,077      10,012      10,072       9,523
  Diluted............................................    10,403      10,495      10,360      10,033

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2002        2001
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $ 1,629     $ 3,374
Adjustments to reconcile to net cash provided by operating
  activities:
  Gain on disposal of fixed assets..........................      (625)         --
  Gain on sale of long-term investment......................      (504)         --
  Loss on disposal of fixed assets..........................        --           7
  Depreciation and amortization.............................     1,453       1,956
  Provisions for doubtful accounts..........................       139          36
  Foreign exchange gains....................................      (317)       (190)
  Other non-cash charges to income..........................        67          --
  Changes in assets and liabilities, net of effects of
    acquisition:
    Accounts receivable.....................................       211      (3,526)
    Inventories, prepaid expenses and other current
      assets................................................       319      (1,618)
    Other assets............................................      (242)        (38)
    Accounts payable........................................       582         715
    Accrued expenses........................................       (90)      1,805
    Deferred revenue........................................       923       1,763
                                                               -------     -------
  Net cash provided by operating activities.................     3,545       4,284
                                                               -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................    (1,294)     (1,858)
  Proceeds from fixed asset disposals.......................       930          --
  Purchases of marketable securities........................        --     (15,528)
  Sales of marketable securities............................    12,318          --
  Proceeds from sale of long-term investment................       565       1,543
  Acquisition costs of C-Mold...............................        --        (278)
  Acquisition of Branden Technologies, net of cash
    acquired................................................        --      (3,665)
                                                               -------     -------
  Net cash provided by (used in) investing activities.......    12,519     (19,786)
                                                               -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from repayment of notes receivable from
    stockholder.............................................         9         190
  Borrowings on bank notes payable..........................        --           5
  Payments on bank notes payable............................        --        (897)
  Payments on capital lease obligations.....................        --          (9)
  Issuance of common stock..................................       372      12,853
  Repurchase of common stock................................      (464)         --
                                                               -------     -------
  Net cash (used in) provided by financing activities.......       (83)     12,142
                                                               -------     -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       355        (925)
                                                               -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    16,336      (4,285)
Cash and cash equivalents, beginning of period..............    32,969      27,259
                                                               -------     -------
Cash and cash equivalents, end of period....................   $49,305     $22,974
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

    The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K. The June 30, 2001 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended March 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2.  NET INCOME PER COMMON SHARE

    The following table presents the calculation for both basic and diluted net income per common share:

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       ---------------------   ---------------------
                                                       MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                                         2002        2001        2002        2001
                                                       ---------   ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income...........................................   $   502     $ 1,551     $ 1,629     $ 3,374
                                                        =======     =======     =======     =======
Weighted average shares used in computing net income
  per common share--basic............................    10,077      10,012      10,072       9,523
                                                        -------     -------     -------     -------
Effect of dilutive securities:
  Restricted stock...................................        11          52          21          76
  Stock options......................................       315         431         267         434
                                                        -------     -------     -------     -------
  Dilutive potential common shares...................       326         483         288         510
                                                        -------     -------     -------     -------
Weighted average shares used in computing net income
  per common share--diluted..........................    10,403      10,495      10,360      10,033
                                                        =======     =======     =======     =======
Net income per common share--basic...................     $0.05       $0.16       $0.16       $0.35
Net income per common share--diluted.................     $0.05       $0.15       $0.16       $0.34

                              MOLDFLOW CORPORATION

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

    From the end of the fourth quarter of fiscal 2001, the assessment of hedge effectiveness is based on changes in an instrument's total value. Management considers that, through the date of the forecasted sales and research and development payments, the hedge will be completely effective since the critical terms of the derivative contract exactly match those of the forecasted transaction.

    If the Company determines that a cash flow hedge is no longer probable of occurring or that the hedged instrument is no longer highly effective, the Company discontinues hedge accounting for the effected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings as a component of other income and expenses. During the three-month and nine-month periods ended March 20, 2002 and March 31, 2001, there were no such discontinuations.

    At March 30, 2002, currency options and collars designated as hedging instruments with notional amounts of $6,360,000, $38,437,000 and $7,328,000 to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, have been recorded as components of other current assets or other current liabilities, depending on the amount of the valuation. At
March 30, 2002, instruments with fair values of $445,906 and $(370,385) were recorded as components of other current assets and other current liabilities, respectively. Net unrealized gains on these instruments of $127,135 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next nine months. During the three and nine month periods ended March 30, 2002, gains of $123,000 and $199,000, respectively, were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and nine-month periods ended March 30, 2002, a gain of $31,000 was recognized on the ineffective portion of these options.

                              MOLDFLOW CORPORATION

3.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
    At March 31, 2001, currency options and collars designated as hedging instruments with notional amounts of $2,887,000, $11,201,000 and $6,225,000 to exchange Euros, Yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair value of the outstanding options as of March 31, 2001 was $383,000, which has been included in other current assets. Unrealized gains on these instruments were $260,000. During the three months ended March 31, 2001, a net loss of $3,000 related to these hedges was recorded as a component of other income and expenses. The charge represented recognition of the ineffective portion of the Company's outstanding options of $65,000, net of gains of $62,000 on options that were settled during the period. During the nine months ended March 31, 2001, a net loss of $123,000 related to these hedges was recorded as a component of other income and expenses. The charge represented recognition of the ineffective portion of the Company's outstanding options of $243,000, net of gains of $120,000 on options that were settled during the period.

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

                              MOLDFLOW CORPORATION

4.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The following table reflects the unaudited adjusted net income of the Company, giving effect to SFAS No. 142 as if it were adopted on July 1, 2000:

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       ---------------------   ---------------------
                                                       MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                                         2002        2001        2002        2001
                                                       ---------   ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported..............................    $ 502      $1,551      $1,629      $3,374
Add back: goodwill amortization expense, net of
  tax................................................       --         168          --         499
Add back: assembled workforce amortization expense,
  net of tax.........................................       --          34          --         100
                                                         -----      ------      ------      ------
Net income, as adjusted..............................    $ 502      $1,753      $1,629      $3,973
                                                         =====      ======      ======      ======
Basic net income per common share:
  As reported........................................    $0.05      $ 0.16      $ 0.16      $ 0.35
  As adjusted........................................       --      $ 0.18          --      $ 0.42

Diluted net income per common share:
  As reported........................................    $0.05      $ 0.15      $ 0.16      $ 0.34
  As adjusted........................................       --      $ 0.17          --      $ 0.40

    The following table summarizes the gross and net carrying values of intangible assets subject to amortization as of March 30, 2002:

                                                 GROSS
                                                CARRYING   ACCUMULATED
                                                 VALUE     AMORTIZATION   NET VALUE
                                                --------   ------------   ---------
                                                          (IN THOUSANDS)
Developed technology..........................   $  975       $ (368)      $  607
Non-compete agreements........................    1,161         (514)         647
Customer base.................................      330          (48)         282
                                                 ------       ------       ------
                                                 $2,466       $ (930)      $1,536
                                                 ======       ======       ======

    The following table summarizes the expected remaining amortization of other intangible assets as of March 30, 2002:

                                                                ESTIMATED
                                                               AMORTIZATION
FISCAL YEAR                                                      EXPENSE
-----------                                                   --------------
                                                              (IN THOUSANDS)
2002 (remainder)............................................      $  164
2003........................................................         585
2004........................................................         352
2005........................................................         195
2006........................................................          93
Thereafter..................................................         147
                                                                  ------
                                                                  $1,536
                                                                  ======

                              MOLDFLOW CORPORATION

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

6.  SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Software development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. The Company established technological feasibility of Moldflow Plastics Insight version 3.0 ("MPI 3.0") in the first quarter of fiscal 2002 and released the product commercially in November 2002. In accordance with SFAS
No. 86, research and development costs of $602,000 were capitalized during the nine months ended March 30, 2002. These costs are being amortized to cost of software licenses revenue over the estimated economic life of the product.

7.  COMMON STOCK AND STOCK PLANS

    On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, pursuant to which the Company reacquired 50,000 shares for $464,000, at an average cost of $9.28 per share, through March 30, 2002.

    A summary of the Company's stock option activity for the three-month and nine-month periods ended March 30, 2002 follows:

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 MARCH 30, 2002                  MARCH 30, 2002
                                          -----------------------------   -----------------------------
                                                       WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                          ----------   ----------------   ----------   ----------------
Outstanding at beginning of period......   1,614,146        $12.37         1,116,460        $12.07
Granted.................................     100,700         13.40           650,700         12.85
Exercised...............................      (1,729)         0.97           (15,651)         1.26
Canceled................................     (13,595)         8.38           (51,987)        15.73
                                          ----------                      ----------
Outstanding at end of period............   1,699,522         12.35         1,699,522         12.35
                                          ==========                      ==========
Options exercisable at end of period....     497,807
Options available for future grant......     941,554

                              MOLDFLOW CORPORATION

7.  COMMON STOCK AND STOCK PLANS (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

    On January 20, 2000, the Board of Directors approved the Moldflow Corporation Employee Stock Purchase Plan (the "ESPP") with an authorization of up to 500,000 shares of common stock. The ESPP is open to all eligible employees of the Company. Under the ESPP, each employee may elect to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering period. The purchase price per share is determined based on 85% of the lower of the fair market value of the stock on the first or the last day of each offering period. In fiscal 2001, 10,825 shares were issued on January 2, 2001, at a purchase price of $13.60 per share. On July 6, 2001, 13,498 shares were issued under the ESPP at a purchase price of $13.10 per share. On January 2, 2002, 14,638 shares were issued under the ESPP at a purchase price of $12.07 per share from the Company's reacquired shares.

8.  COMPREHENSIVE INCOME

    Comprehensive income is comprised of net income and other comprehensive income and losses. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company's hedging instruments and on the Company's marketable securities.

    The following table presents the calculation of comprehensive income:

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                       ---------------------   ---------------------
                                       MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                         2002        2001        2002        2001
                                       ---------   ---------   ---------   ---------
                                                      (IN THOUSANDS)
Net income...........................   $   502     $ 1,551     $ 1,629     $ 3,374
Other comprehensive income (loss):
  Changes in fair value of marketable
    securities, net of related tax
    effect...........................       (11)       (224)       (327)     (2,002)
  Changes in value of financial
    instruments designated as hedges,
    net of related tax effect........       (84)        195         (16)        260
  Foreign currency translation
    adjustment.......................       482        (987)        452      (1,364)
                                        -------     -------     -------     -------
  Other comprehensive income
    (loss)...........................       387      (1,016)        109      (3,106)
                                        -------     -------     -------     -------
Comprehensive income.................   $   889     $   535     $ 1,738     $   268
                                        =======     =======     =======     =======

9.  UNSECURED CREDIT FACILITY

    In November 2001, the Company completed the restructuring of its existing working capital credit facility, establishing a new, unsecured $5.0 million facility with the same domestic bank. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of March 30, 2002.

                              MOLDFLOW CORPORATION

9.  UNSECURED CREDIT FACILITY (CONTINUED)
These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell assets without prior approval from the bank. As of March 30, 2002, the Company had employed $2.7 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. As of March 30, 2002, there were no loans advanced against the facility and the remaining available borrowing base was $2.3 million.

10.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic design and manufacturing industry.

    Geographic information regarding the Company's operations follows:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                            ---------------------   ---------------------
                                            MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                              2002        2001        2002        2001
                                            ---------   ---------   ---------   ---------
                                                           (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Software licenses.......................   $2,011      $ 2,706     $ 5,050     $ 6,727
  Services................................    1,157        1,128       3,470       3,067
                                             ------      -------     -------     -------
  Total Asia/Australia....................    3,168        3,834       8,520       9,794
                                             ------      -------     -------     -------
USA
  Software licenses.......................    1,336        2,204       3,578       5,666
  Services................................    1,738        1,424       4,967       4,395
                                             ------      -------     -------     -------
  Total USA...............................    3,074        3,628       8,545      10,061
                                             ------      -------     -------     -------
Europe
  Software licenses.......................    1,656        2,311       5,305       6,777
  Services................................    1,547        1,321       4,415       3,704
                                             ------      -------     -------     -------
  Total Europe............................    3,203        3,632       9,720      10,481
                                             ------      -------     -------     -------
Consolidated
  Software licenses.......................    5,003        7,220      13,933      19,170
  Services................................    4,442        3,874      12,852      11,166
                                             ------      -------     -------     -------
  Total consolidated......................   $9,445      $11,094     $26,785     $30,336
                                             ======      =======     =======     =======

                                            MARCH 30,   MARCH 31,
                                              2002        2001
                                            ---------   ---------
FIXED ASSETS, NET:
  Asia/Australia..........................   $1,696      $ 2,022
  USA.....................................    1,326        1,404
  Europe..................................    1,072          443
                                             ------      -------
  Total consolidated......................   $4,094      $ 3,869
                                             ======      =======

11.  RECENT ACCOUNTING PRONOUNCEMENTS

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-

                              MOLDFLOW CORPORATION

11.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management is currently determining what effect, if any, SFAS
No. 144 will have on its financial position and results of operations.

12.  SUBSEQUENT EVENTS

    On April 19, 2002, the Company announced a corporate restructuring plan. The plan includes the involuntary termination of 36 employees, closing certain leased offices and reducing the size of other leased offices. The Company expects to record a non-recurring charge of up to $1.4 million in the fourth fiscal quarter for these activities.

    On May 2, 2002, the Company received a payment of $0.5 million in relation to the settlement of certain escrow claims related to the Company's acquisition of C-Mold (Note 5) which will be recorded primarily as other income in the fourth fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 22. Readers should not place undue reliance on our forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

    The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

    A summary of our accounting policies that we believe are most critical to understanding fully our consolidated financial statements are as follows:

    - Revenue recognition,

    - Valuation allowances,

    - Acquisition accounting,

    - Impairment of long-lived assets, intangible assets and goodwill, and

    - Hedging accounting

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

    The Company recognizes revenue from sales of software licenses upon product shipment provided that evidence of the purchase commitment exists, the license fee is fixed or determinable, collection is probable and all other revenue recognition criteria of SOP 97-2 are met. The Company's software products do not require significant modification or customization. Installation of the products is generally routine and requires insignificant effort. The Company recognizes revenue from maintenance and support contracts ratably over the related contract period and from training and other services as they are performed.

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

    VALUATION ALLOWANCES

    Management must estimate the amount of our accounts receivable which may be uncollectible due to the inability of our customers to make payments. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts on a specific identification basis. If the financial condition of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments beyond that estimated by management, additional allowances may be required. Significant judgments and estimates are involved in assessing the collectibility of customer transactions. Different assumptions could yield materially different results. Our accounts receivable balance was $6.9 million, net of allowance for doubtful accounts of $0.4 million, as of March 30, 2002.

    Management writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $0.7 million as of March 30, 2002, which was included as a component of prepaid expenses and other current assets.

    Management records a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based upon the Company's historical results of operations, it is more likely than not that a substantial amount of our deferred tax assets will not be realized. Management believes that the net deferred tax asset represents the best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

    ACQUISITION ACCOUNTING

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

    In both acquisitions, the purchase price of the acquired business was allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management's estimates and, in certain cases, an independent professional valuation. Certain of the acquired assets were intangible in nature, including developed technologies, assembled workforces, acquired customer base and non-compete agreements. Management employed a number of valuation methodologies in determining the fair value of these intangible assets. The fair value of the acquired developed technologies was based upon a discounted cash flow model. Assembled workforces (later reclassified to goodwill) and the acquired customer base were valued using estimated replacement costs. Non-compete agreements were based upon the salaries of the individuals subject to the agreement and its length. The excess purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill.

    All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions could yield materially different results.

    IMPAIRMENT OF LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL

    Management assesses the impairment of identifiable intangible assets, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

    - Significant underperformance relative to expected historical or projected future operating results;

    - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

    - Significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred. Our assessment is based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. These assessments and the related analyses involve significant judgments and estimates. Different assumptions could yield materially different results. Net intangible assets and goodwill were $10.3 million as of March 30, 2002.

    HEDGE ACCOUNTING

    We hedge a portion of our forecasted foreign currency denominated intercompany sales and a portion of our foreign currency denominated intercompany research and development payments with derivative financial instruments. As the hedging activities are based upon forecasts, a significant amount of judgment and estimation is required. If these judgments or estimates are incorrect, or if the hedging transactions are not highly effective in offsetting the changes in cash flows of the hedged items, amounts currently recorded as unrealized gains and losses may be realized in our earnings. Additional information regarding hedging can be found in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q (Note 3).

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues:

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                       ---------------------   ---------------------
                                       MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                         2002        2001        2002        2001
                                       ---------   ---------   ---------   ---------
Revenue:
  Software licenses..................     53.0%       65.1%       52.0%       63.2%
  Services...........................     47.0        34.9        48.0        36.8
                                         -----       -----       -----       -----
  Total revenue......................    100.0%      100.0%      100.0%      100.0%
                                         =====       =====       =====       =====

Costs and expenses:
  Cost of software licenses
    revenue..........................      6.4%        3.8%        7.1%        3.9%
  Cost of services revenue...........      3.7         3.1         3.7         3.5
  Research and development...........     18.7        14.3        17.2        15.7
  Selling and marketing..............     49.2        47.4        51.7        46.8
  General and administrative.........     17.3        14.5        18.9        15.4
  Amortization of goodwill and other
    intangible assets................      1.7         3.4         1.8         3.8
                                         -----       -----       -----       -----
  Total operating expenses...........     97.0        86.3       100.4        89.1
                                         -----       -----       -----       -----
Income (loss) from operations........      3.0        13.7        (0.4)       10.9
Interest income, net.................      3.0         5.7         4.3         5.2
Other income, net....................      1.9         0.7         5.2         0.5
                                         -----       -----       -----       -----
Income before income taxes...........      7.9        20.1         9.1        16.6
Provision for income taxes...........      2.6         6.1         3.0         5.5
                                         -----       -----       -----       -----
  Net income.........................      5.3%       14.0%        6.1%       11.1%
                                         =====       =====       =====       =====

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    REVENUE. Total revenue decreased by 15%, or $1.7 million, to $9.4 million for the three months ended March 30, 2002, from $11.1 million for the three months ended March 31, 2001. In the same period, software licenses revenue decreased by 31%, or $2.2 million, to $5.0 million from $7.2 million. The following table sets forth our software licenses revenue by product group:

                                                             THREE MONTHS ENDED
                                                           -----------------------
                                                           MARCH 30,    MARCH 31,
                                                              2002         2001
                                                           ----------   ----------
                                                               (IN THOUSANDS,
                                                           EXCEPT PERCENTAGE DATA)
Software licenses revenue:
  Design Optimization Solutions..........................    $4,203       $6,866
  Manufacturing Solutions................................       800          354
                                                             ------       ------
  Total..................................................    $5,003       $7,220
                                                             ======       ======
Percent of total software licenses revenue:
  Design Optimization Solutions..........................      84.0%        95.0%
  Manufacturing Solutions................................      16.0          5.0
                                                             ------       ------
  Total..................................................     100.0%       100.0%
                                                             ======       ======

    The demand for our products is largely driven by demand in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries, have experienced severe economic declines over the last two years. This continued downturn significantly contributed to the decrease in licensing revenue in the third quarter of fiscal 2002. A continuation of this general economic slowdown could materially and adversely affect us in the future by decreasing our revenue.

    Services revenue increased by 15%, or $568,000, to $4.4 million for the three months ended March 30, 2002, from $3.9 million for the three months ended March 31, 2001. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal 2001.

    No customer accounted for more than 10% of the total revenue during the three-month periods ended March 30, 2002 and March 31, 2001.

    COST OF REVENUE. The cost of software licenses revenue increased 45%, or $187,000, to $605,000 for the three months ended March 30, 2002, from $418,000 for the three months ended March 31, 2001. This increase was primarily attributable to increased sales of our Manufacturing Solutions products, which include hardware components and therefore have a higher cost of materials than our Design Optimization Solutions products. We expect that sales of our Manufacturing Solutions products will continue to represent a significant portion of our total revenues. Since these products include hardware components and therefore have a higher cost of materials, we expect our gross margins on product revenue to remain consistent with or slightly lower than the gross margin experienced in the quarter ended March 30, 2002.

    The cost of services revenue increased 1%, or $3,000, to $346,000 for the three months ended March 30, 2002, from $343,000 for the three months ended March 31, 2001.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 11%, or $179,000, to $1.8 million for the three months ended March 30, 2002, from $1.6 million for the three months ended March 31, 2001. This increase was primarily due to increased headcount arising from our acquisition of Branden Technologies.

    SELLING AND MARKETING. Selling and marketing expenses decreased 11%, or $594,000, to $4.7 million for the three months ended March 30, 2002, from $5.2 million for the three months ended March 31, 2001. This decrease was primarily due to a reduction in sales commissions due to the decline in revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses of $1.6 million for the three months ended March 30, 2002 were unchanged from the three months ended March 31, 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants and, in fiscal 2001, goodwill and assembled workforce. Amortization expense decreased 57%, or $216,000, to $164,000 for the three months ended March 30, 2002 from $380,000 for the three months ended March 31, 2001. This decrease was due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized.

    INTEREST INCOME, NET. Interest income, net decreased 54%, or $341,000, to $288,000 for the three months ended March 30, 2002 from $629,000 for the three months ended March 31, 2001. The decrease was primarily the result of declining interest rates and the conversion of marketable securities to cash and other highly liquid instruments.

    OTHER INCOME, NET. Other income, net increased to $178,000 for the three months ended March 30, 2002 from $78,000 from the three months ended March 31, 2001. Other income, net includes realized and unrealized exchange gains and losses on intercompany account balances and recognized gains and losses on our foreign exchange hedging instruments.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased 63%, or $426,000, to $248,000 for the three months ended March 30, 2002 from $674,000 for the three months ended March 31, 2001. Our effective income tax rate was 33% for the three months ended March 30, 2002 and 30% for the corresponding period of the prior year.

NINE MONTHS ENDED MARCH 30, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

    REVENUE. Total revenue decreased by 12%, or $3.6 million, to $26.8 million for the nine months ended March 30, 2002, from $30.3 million for the nine months ended March 31, 2001. In the same period, software licenses revenue decreased by 27%, or $5.2 million, to $13.9 million from $19.2 million. The following table sets forth our software licenses revenue by product group:

                                                              NINE MONTHS ENDED
                                                           -----------------------
                                                           MARCH 30,    MARCH 31,
                                                              2002         2001
                                                           ----------   ----------
                                                               (IN THOUSANDS,
                                                           EXCEPT PERCENTAGE DATA)
Software licenses revenue:
  Design Optimization Solutions..........................   $11,607      $17,879
  Manufacturing Solutions................................     2,326        1,291
                                                            -------      -------
  Total..................................................   $13,933      $19,170
                                                            =======      =======
Percent of total software licenses revenue:
  Design Optimization Solutions..........................      83.3%        93.3%
  Manufacturing Solutions................................      16.7          6.7
                                                            -------      -------
  Total..................................................     100.0%       100.0%
                                                            =======      =======

    The aforementioned economic declines in the industries of our primary customers contributed to the decrease in licensing revenue in the first nine months of fiscal 2002. In addition, the terrorist attacks on the United States caused widespread uncertainty in the world financial markets, and significantly disrupted the normal purchasing patterns of our customers in our first fiscal quarter.

    Services revenue increased by 15%, or $1.7 million, to $12.9 million for the nine months ended March 30, 2002, from $11.2 million for the nine months ended March 31, 2001. This increase was due primarily to an increase in the amount of revenue derived from maintenance and support contracts resulting from the growth in our software licenses revenue and our installed-user base in fiscal 2001.

    No customer accounted for more than 10% of the total revenue during the nine-month periods ended March 30, 2002 and March 31, 2001.

    COST OF REVENUE. The cost of software licenses revenue increased 62%, or $732,000, to $1.9 million for the nine months ended March 30, 2002, from $1.2 million for the nine months ended March 31, 2001. This increase was primarily attributable to increased sales of our Manufacturing Solutions products, which include hardware components and therefore have a higher cost of materials than our Design Optimization Solutions products. The cost of services revenue decreased 9%, or $93,000, to $989,000 for the nine months ended
March 30, 2002, from $1.1 million for the nine months ended March 31, 2001. This decrease was a result of fewer personnel.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 4%, or $171,000, to $4.6 million for the nine months ended March 30, 2002, from $4.8 million for the nine months ended March 31, 2001. This decrease was primarily attributable to the capitalization of research and development costs under the provisions of SFAS No. 86 which, along with reductions in travel and other discretionary spending, more than offset additional personnel costs resulting from our acquisition of Branden Technologies. In the first quarter of fiscal 2002, the Company established technological feasibility on Moldflow Plastics Insight version 3.0 ("MPI 3.0") releasing the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 incurred during the nine months ended March 30, 2002 were capitalized and included as a component of fixed assets. These costs are being amortized to cost of software license revenue over the estimated economic life of the product.

    SELLING AND MARKETING. Selling and marketing expenses decreased 2%, or $328,000, to $13.9 million for the nine months ended March 30, 2002, from $14.2 million for the nine months ended March 31, 2001. This decrease was primarily due to a reduction in sales commissions driven by the decline in revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 8%, or $367,000, to $5.0 million for the nine months ended March 30, 2002, from $4.7 million for the nine months ended March 31, 2001. This increase was due to additional personnel costs and increased premiums for director and officer liability insurance.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants and, in fiscal 2001, goodwill and assembled workforce. Amortization expense decreased 57%, or $647,000, to $492,000 for the nine months ended March 30, 2002 from $1.1 million for the nine months ended March 31, 2001. This decrease was due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized.

    INTEREST INCOME, NET. Interest income, net decreased 28%, or $446,000, to $1.1 million for the nine months ended March 30, 2002 from $1.6 million for the nine months ended March 31, 2001. The decrease was primarily due to declining interest rates and the conversion of marketable securities to cash and other highly liquid investments.

    OTHER INCOME, NET. Other income, net increased to $1.4 million for the nine months ended March 30, 2002 from $140,000 from the nine months ended March 31, 2001. Other income, net includes realized and unrealized exchange gains and losses on intercompany account balances, recognized gains and losses on our foreign exchange hedging instruments, and gains recognized on sales of assets. In November 2001, we sold a portion of our land holdings and certain other property in Melbourne, Australia, realizing a net gain before taxes of $625,000. Also, we sold our remaining minority investment in an Indian software company, realizing a net gain before taxes of $504,000.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased 52%, or $857,000, to $804,000 for the nine months ended March 30, 2002 from $1.7 million for the nine months ended March 31, 2001. Our effective income tax rate was 33% for the nine months ended March 30, 2002 and for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock, raising $36.9 million, net of offering costs. In December 2000, we completed a second offering of common stock, raising $12.8 million, net of offering costs. As of March 30, 2002, our primary source of liquidity consisted of our total cash and cash equivalents balance of $49.3 million. In
November 2001, we completed the restructuring of our working capital credit line, resulting in an available, unsecured credit facility of $5.0 million. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. As of March 30, 2002, the Company had employed
$2.7 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. As of March 30, 2002, there were no loans advanced against the facility and the remaining available borrowing base was $2.3 million.

    Net cash provided by operating activities was $3.5 million for the nine months ended March 30, 2002. During the corresponding period ended March 31, 2001, net cash of $4.3 million was generated by operating activities. Cash was provided by operations in the current reporting period primarily through net income as adjusted for non-cash charges, and increases in accounts payable and deferred revenue and decreases in accounts receivable, prepaid expenses and other current assets partially offset by gains realized on our sale of assets, increases in other non-current assets and decreases in accrued expenses. Cash was generated by operations in the corresponding period ended March 31, 2001 primarily through increases in net income as adjusted for non-cash charges and increases in accounts payable, accrued expenses and deferred revenue partially offset by increases in accounts receivable, prepaid expenses and other current assets.

    Net cash provided by investing activities was $12.5 million for the nine months ended March 30, 2002. During the corresponding period ended March 31, 2001, investing activities used cash of $19.8 million. Cash was provided in the current reporting period primarily by the conversion of marketable securities into cash, proceeds from our sale of land and certain other property in Melbourne, Australia and proceeds from sale of our minority investment in an Indian software company, offset by purchases of fixed assets. Cash was used by investing activities in 2001 through the purchase of fixed assets, the purchase of marketable securities, additional C-Mold acquisition costs and the acquisition of Branden Technologies, offset partially by proceeds from the sale of certain assets.

    Net cash of $81,000 was used in financing activities during the nine months ended March 30, 2002, reflecting the impact of the Company's share repurchase program, under which 50,000 shares of common stock were reacquired at a cost of $464,000. This use of cash was partially offset by exercises of stock options, proceeds received for common stock under the Company's Employee Stock Purchase Plan and repayments of notes receivable from a stockholder. In the corresponding period of fiscal 2001, net cash of $12.1 million was provided by the net proceeds of our second public offering of common stock and the exercise of employee stock options, offset by the repayment of debt obligations.

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

    The Company does not have any special purpose entities or off-balance sheet financing arrangements. The Company's cash commitments, as disclosed in Note 14 to the Company's audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ending June 30, 2001, have not significantly changed.

RESTRUCTURING

    On April 19, 2002, the Company announced a corporate restructuring plan. The plan includes the involuntary termination of 36 employees, closing certain leased offices and reducing the size of other leased offices. The Company expects to record a non-recurring charge of up to $1.4 million in the fourth fiscal quarter for these activities.

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

    We have experienced significant fluctuations in our results of operations on a quarterly basis. For instance, our total revenue in the third quarter of fiscal 2002 was $9.4 million as compared with total revenue of $11.1 million in the same quarter of the prior fiscal year. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

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

    Integrating the businesses of C-Mold and Branden Technologies required time and focus by our management team. We may engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

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

    The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility since our initial public offering from a high of $30.13 to a low of $7.68. Many factors may cause the market price for our common stock to decline, including:

    - a decrease in the demand for our common stock,

    - distribution or sales by affiliates or other institutional stockholders,

    - revenues and operating results failing to meet the financial guidance provided by the Company or the expectations of securities analysts or investors in any quarter,

    - downward revisions in securities analysts' estimates or changes in general market conditions,

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

    We invest our excess cash balances in highly liquid, interest bearing instruments. As a result, changes in interest rates from time to time may affect our operating results.

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

                                                       MOLDFLOW CORPORATION

                                                       By:             /s/ MARC J.L. DULUDE
                                                            -----------------------------------------
                                                                         Marc J.L. Dulude
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       MOLDFLOW CORPORATION

                                                       By:            /s/ SUZANNE E. ROGERS
                                                            -----------------------------------------
                                                                        Suzanne E. Rogers
                                                                  VICE PRESIDENT OF FINANCE AND
                                                            ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)
Date: May 14, 2002