Form 10-K
period 2002-06-30
MOLDFLOW CORP
filed 2002-09-19
CIK 1103234

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

                    For the Fiscal Year Ended: JUNE 30, 2002
                       Commission File Number: 000-30027

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

      Securities registered pursuant to              Securities registered pursuant to
          Section 12(b) of the Act:                      Section 12(g) of the Act:
                    NONE                          COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                                             (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes / / No /X/

    The aggregate market value of our voting stock held by non-affiliates was $39,836,018 on September 13, 2002 based on the last reported sale price of our common stock on The Nasdaq Stock Market on that day. There were 10,164,354 shares of our common stock outstanding on that day.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION

         ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2002

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.

Item 1.   Business....................................................       1
Item 2.   Properties..................................................      13
Item 3.   Legal Proceedings...........................................      14

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      14
Item 6.   Selected Financial Data.....................................      14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      16
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................      33
Item 8.   Financial Statements and Supplementary Data.................      33

PART III.

Item 10.  Directors and Executive Officers of the Registrant..........      34
Item 11.  Executive Compensation......................................      34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      34
Item 13.  Certain Relationships and Related Transactions..............      34
Item 14.  Controls and Procedures.....................................      34

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      34
          Exhibit Index...............................................      35
          Signatures..................................................      38
          Certifications..............................................      39
          Schedule II.................................................      40

APPENDIX A

          Consolidated Financial Statements...........................     F-1
          Notes to Consolidated Financial Statements..................     F-6
          Report of Independent Accountants...........................    F-30

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS OUR FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF OUR FUTURE RESULTS OF OPERATIONS OR OF OUR FINANCIAL CONDITION, OR STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO OUR INVESTORS. HOWEVER, THERE MAY BE EVENTS IN THE FUTURE THAT WE ARE NOT ABLE TO ACCURATELY PREDICT OR CONTROL AND THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE FACTORS DESCRIBED IN "RISK FACTORS AND IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS" BEGINNING ON PAGE 29. READERS SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS, AND WE ASSUME NO OBLIGATION AND DO NOT INTEND TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

    REFERENCES TO "WE," "US," "OUR" AND SIMILAR PRONOUNS REFER TO MOLDFLOW CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    We believe we are the world's leading developer of software solutions that enhance the design, analysis and manufacture of injection molded plastic parts. Products that make extensive use of plastic parts include automobiles, cellular telephones, personal digital assistants, pagers, televisions, cameras, medical instruments, toys and personal computers. The commercial success of each of these products often relies heavily upon reducing the time to bring new products to market, reducing engineering and manufacturing costs and improving product quality and design.

    Participants in all aspects of the injection molded plastic parts manufacturing process, including part designers, mold designers, manufacturing engineers and machine operators, use our products. These products enable our customers to speed their products to market, decrease manufacturing costs and reduce costly design and manufacturing errors by:

    - determining the degree to which the injection molding process will constrain part design,

    - predicting the amount a plastic part will shrink or warp during production,

    - determining the rigidity of the part after molding,

    - optimizing production conditions such as machine temperatures, injection speeds, cooling times and the locations in a mold to inject the plastic to balance quality and production speed,

    - allow part designers to compare material choices,

    - identifying and providing optimized solutions for adverse variations during production,

    - recording costs associated with molding a specific part,

    - scheduling, monitoring and reporting plant floor molding operations, and

    - providing features which facilitate collaboration over shared media, such as the Internet.

    We offer two product groups which provide functionality across a broad spectrum of the plastics design to manufacturing process. Our Design Optimization Solutions, which include our Moldflow

Plastics Advisers ("MPA") and Moldflow Plastics Insight ("MPI") products, help part and mold designers and plastics engineers design products that will be manufactured correctly the first time, while our Manufacturing Solutions products, Moldflow Plastics Xpert ("MPX"), Shotscope and EZ-Track, allow manufacturing professionals to monitor, control and optimize their process on the shop floor.

    Our products are used by more than 4,700 customers at more than 5,300 sites in over 60 countries around the world. We sell our products primarily through our direct sales force in North America, Europe and Asia and, to a lesser extent, through developers of other design software products and distributors in defined geographic regions. Representative customers include Microsoft, DaimlerChrysler, Apple Computer, Baxter International, BMW, duPont, Fuji Xerox, Hewlett-Packard, Lego, Motorola, Nokia and Samsung. We have distribution arrangements with PTC, Electronic Data Systems ("EDS"), CoCreate and resellers of products from SolidWorks, a subsidiary of Dassault Systemes, and Autodesk.

    Our development efforts are focused on creating tools that improve the entire span of product development through manufacture for injection molded plastic parts to enable our customers to enhance their competitiveness and reduce their costs. We believe we have the widest and most advanced range of software solutions and proprietary technology to address the problems that arise in each phase of the process of designing and manufacturing injection molded plastic parts.

    We reincorporated from Australia to Delaware in 1997 and we have grown our business in part by acquiring two companies with complementary product lines. See Note 3 to the Consolidated Financial Statements. We are engaged in one reportable industry segment-the development, marketing and support of software products for the plastic design and manufacturing industry. Segment financial information is reported in Note 19 of the Notes to the Consolidated Financial Statements.

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

    In technology-driven industries, the use of plastics has become increasingly important as weight, cost and quality are standard points of competitive differentiation. Most importantly, because plastics can be molded into extremely complex shapes, they are uniquely suited for use in high technology products. Products such as cell phones, personal digital assistants or PDAs, and notebook computers have all employed increasingly complex designs characterized by smaller parts, reduced weight, more sophisticated shapes and lower tolerances. These complexities often lengthen the time to market for new products. As product life cycles shrink and time to market becomes increasingly important, successful manufacturers in these industries must design and build products quickly and correctly the first time. In particular, production delays or high product defect rates for manufacturers in rapidly changing industries can represent significant economic and opportunity costs.

    The use of plastics also continues to increase in traditional industries such as the automotive industry in large part due to improvements in the injection molding process. Automobile manufacturers frequently find that plastic parts provide the same or superior functionality at a lower cost than other alternatives and permit a single part to replace multiple parts. Reducing the number of parts decreases assembly costs and simplifies the overall product development process. In addition to cost savings and enhanced part performance, the use of plastics in the automobile industry can yield improvements in other important design criteria such as fuel economy due to the weight savings achieved by using plastics instead of other heavier structural materials. An industry association recently reported that the automotive industry has increased its use of plastics from an average of 60 pounds per vehicle in 1970 to over 360 pounds per vehicle.

    INJECTION MOLDING PROCESS

    The dominant method for producing plastic parts with complex shapes is injection molding. Injection molding involves the injection of molten plastic into a cavity called the mold, usually made of metal, where it is packed under pressure, subsequently cooled, and then ejected, yielding a final part.

    The injection molding process is extremely complex. It requires the matching of part geometry to mold geometry, as well as accommodating varying material, machine, and environmental operating conditions. Not only must the mold cavity be machined precisely to produce the desired shape of the final part, but it also must account for shrinkage and warpage of the plastic material as it cools and is ejected from the mold. Problems can arise in this process if the part is too thin or thick, if the molten plastic enters the mold at the wrong temperature, if the locations of the points of entry of the plastic into the mold are mismatched to the design of the part or if the properties of the chosen plastic are poorly matched to the product's function. Each of these potential problems can cause an excessive number of defective or substandard parts to be produced, require several attempts to remachine the mold, or result in longer production cycle times and higher costs.

    The process of designing and producing injection molded plastic parts consists of four distinct steps, the design portion of which can take from several weeks to several months depending on the complexity and other attributes of the part being designed:

    - PART DESIGN--A design engineer, who typically does not specialize in the design of plastic parts, creates the initial design of the end product, including the plastic components. These design engineers face difficult plastic-related decisions which often fall outside of their area of specialization, including: selecting a plastic material, estimating the strength and rigidity of the part, designing the part with shapes and thicknesses that can be readily produced using injection molding and completing each of the steps in a cost efficient manner.

    - MOLD DESIGN--After the part has been designed, typically a second engineer designs the mold into which injection molding machines can fill and pack the selected plastic material to create the part. Designing a mold requires the engineer to estimate many important variables, including the amount the plastic part will warp or shrink and the optimal locations for injecting plastic into the mold. The cost of a mold can vary from as little as a few thousand dollars to more than one million dollars.

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

    - PRODUCTION AND PROCESS MONITORING--In most instances, once commercial production begins, machine operators monitor the injection molding machine's performance, which will vary over time. This variation can be caused by operating conditions which shift as a result of factors such as temperature fluctuations and lot-to-lot variations in the raw plastic material, or a process which is too sensitive to these normal environmental changes.

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

    ABSENCE OF COMPREHENSIVE SOFTWARE SOLUTIONS FOR THE INJECTION MOLDED
     PLASTICS INDUSTRY

    Although many industries have embraced software tools to improve their product design and production processes, we believe that a substantial portion of companies designing and manufacturing injection molded plastic parts continue to employ a trial-and-error process at many of the steps in the design to manufacture process. We believe this condition exists primarily because of the limited availability of an integrated and comprehensive set of software tools capable of addressing many of the complex and unique issues involved in designing injection molded plastic parts and their molds and then manufacturing those parts. In addition, we believe the majority of the injection molding machines currently in use worldwide are being operated without adequate process and production control tools which are specific to the plastics industry, yet broad enough to encompass other functions on the shop floor. We believe that the proper use of such tools would allow manufacturers to analyze and improve the efficiency of their production.

THE MOLDFLOW SOLUTION

    Using our extensive knowledge of designing and manufacturing with plastics, we have developed a suite of software applications which enhance our customers' ability to optimize the design and production process for injection molded plastic parts. Our approach, which we call Process Wide Plastics Solutions, provides our customers with a software tool for each step in this process, from part design through production monitoring, in an integrated environment. Together, our suite of products permits plastics manufacturers for the first time to significantly decrease the guesswork involved in each step of the injection molding process by replacing the traditional trial-and-error process with an automated and integrated process. Our products can significantly reduce the time it takes to design plastic parts for injection molding, improve the quality of the plastic part produced and decrease the cost of the production process. With direct sales offices and distribution partners worldwide, we believe that we are uniquely positioned to deliver our evolving suite of software tools to customers in any part of the world.

OUR PRODUCTS

    We offer software solutions for all phases of designing and manufacturing injection molded plastic parts. We have categorized our product offerings into two distinct groups, Design Optimization Solutions and Manufacturing Solutions. Design Optimizations Solutions include the Moldflow Plastics Advisers ("MPA") series for part design and high-level mold design which is available on a perpetual license basis and portions of which are available on an ASP model, and the Moldflow Plastics Insight ("MPI") series for more in-depth part and mold design. Manufacturing Solutions include the Moldflow Plastics Xpert ("MPX") for production set-up, production monitoring and process control, Shotscope for process monitoring and EZ-Track for plant-wide production monitoring. In addition, we created and support plasticszone.com, which we believe to be the world's first e-business site designed for predictive engineering for injection molded plastics. Our products employ complex and proprietary mathematical concepts. For example, our MPA and MPI products employ our patented Dual Domain technology, which permits users to conduct complex plastic flow simulations using solid model data generated by their design modeling software. As a result, users can eliminate the otherwise necessary, time-consuming and error-prone step of creating a unique mathematical representation to be used solely for simulating plastics flows. Our products run on the most widely used computing platforms and operating systems, including various versions of Windows and UNIX.

    MOLDFLOW PLASTICS ADVISERS

    Our MPA series provides part and mold designers with applications that permit them to quickly check the ultimate manufacturability of their designs at an early stage in the design process. We have designed MPA to input its results directly into MPX to enhance the efficiency of molding machine set-up. The MPA series consists of three products:

    PART ADVISER is a user-friendly application which enables product designers without expertise in designing plastic parts to address key manufacturing concerns in the preliminary design stage. Part Adviser offers practical advice for the broad range of problems it identifies without the need to consult with engineers who specialize in plastic part design. Part designers are able to receive rapid feedback on the extent to which a number of factors, including modifications such as part geometry, material selection or plastic fill locations affect the manufacturability of a plastic part. In addition, Part Adviser permits the designer to create reports which can be instantly shared with fellow design team members across the Internet.

    MOLD ADVISER extends the capabilities of Part Adviser to permit the mold designer to layout and analyze an optimal mold. This product eliminates the need to design and build molds through trial-and-error, enabling a mold designer to create molds quickly and efficiently.

    IMPA is a fully functional, application service provider ("ASP") version of our Part Adviser product. We introduced IMPA to provide access to our Part Adviser product on a pay-per-use basis. Customers download IMPA onto their desktop, laptop or home computers and are then able to perform plastic flow analyses. IMPA creates a unique digital fingerprint that is exchanged at plasticszone.com for an authorization key that allows the user to perform unlimited analyses on a single model geometry. This patent-pending ASP model allows the customer to pay a usage fee for each separate geometric configuration, while protecting the privacy of a part's design and eliminating bandwidth constraints by avoiding transmission of large proprietary data files over a public network.

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

    MPI/FIBER utilizes sophisticated visualization tools to provide insight into the part's properties by allowing the user to see how fiber alignment varies throughout the part's layers. Plastics are often filled with various forms and quantities of fibers to tailor the material's operating characteristics, such as resistance to bending. The fiber analysis also predicts the effects of fiber orientation. The effects of plastic flow on fiber orientation have a significant impact on the mechanical and structural properties of fiber filled plastic injection molded parts.

    MPI/OPTIM automatically determines the optimum processing conditions to be set for a specific part on an injection molding machine to produce a part of acceptable quality. These results may be used as input variables for MPX to ensure molding machine set-up is as quick and efficient as possible. The results may also be used in isolation, as an input to assist the operator in finding the best settings for a specific machine to produce the desired parts.

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

    MPI/CO-INJECTION provides an invaluable tool for simulating the sequential co-injection process, where a skin material is injected first, followed by the injection of a different core material. Users can view the advancement of the materials in the cavity and see the dynamic, changing relationship between skin and core materials as filling progresses.

    MPI/INJECTION COMPRESSION simulates all major process control methods for a total evaluation of candidate materials, part design, mold design and process conditions. Users can simulate processes where polymer injection and mold compression occur simultaneously or sequentially.

    MPI/REACTIVE MOLDING allows users to simulate a variety of thermoset molding processes including reaction injection molding (RIM), structural reaction injection molding (SRIM), and thermoset and rubber injection molding. Thermosets are a type of plastic which are used for products that must withstand high temperatures without alteration of their physical properties and are used for a variety of applications including integrated circuit microchip encapsulation, automotive headlamp housings, engine valve covers and other automotive engine components, and circuit breakers.

    MPI/MICROCHIP ENCAPSULATION extends the capabilities of MPI/Reactive Molding to simulate the encapsulation of semiconductor chips with reactive resins. The encapsulation process facilitates heat dissipation, and enables electrical interconnection of the chips.

    MIP/UNDERFILL ENCAPSULATION is an optional add-on module that extends the capabilities of MPI/ Reactive Molding to simulate the pressurized underfill encapsulation process.

    MOLDFLOW PLASTICS XPERT

    Our MPX product attaches to injection molding machines to monitor and control the manufacturing process. MPX addresses common shop floor issues such as machine set-up, process optimization and production part quality monitoring. MPX interacts directly with the molding machine's built-in controller to provide optimized process correction. With MPX, engineers and die-setters can consistently and systematically set-up molds, identify a robust molding window and monitor the molding process. MPX can be used with substantially all injection molding machines and provides operators with a single, intuitive user interface, reducing the need for machine-specific operator training. In addition, MPX gives real-time feedback, providing a mechanism for rapid manual or automatic process adjustments. We designed MPX to reduce mold set-up times and to optimize the efficiency of the part production cycle. Our MPX product consists of three integrated modules:

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

    MOLDFLOW SHOTSCOPE

    The Moldflow Shotscope process monitoring and analysis system is a comprehensive product suite that collects critical data in real time from injection molding machines on the factory floor, then records, analyzes, reports and allows access to the information for use in decision making. Shotscope can be used for both plastic injection molding and metal die casting operations.

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

    Shotscope maintains and displays Statistical Process Control ("SPC") data in a variety of formats, including trend charts, X-bar and R charts, histograms and scatter diagrams. This information provides molders with the knowledge that their processes are in control, and, should they go out of control, Shotscope can alert to an out-of-control condition and divert suspect-quality parts. Furthermore, because the Shotscope system can measure and archive up to 50 process parameters (such as pressures, temperatures, times, etc.), the processing "fingerprint" for any part can be stored and retrieved at any time in the future. This functionality is extremely important to manufacturers concerned with the potential failure of a molded part in its end-use application, for example, medical devices.

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

    The EZ-Track system includes the EZ-Track input/output unit which interfaces directly to a single machine. It is a small, self-contained instrument that provides data acquisition, alarms and a full user interface for manual entry and display. Sixteen high-speed digital input channels are provided for timing, counting, and production rates as well as eight digital output channels to activate alarms, divert parts and exert other types of control.

    EZ-Track offers a complete set of comprehensive reports including job summaries, machine performance, plant status, scrap, downtime, labor, material and tool use. Graphical styles for effective report illustration include pie charts, Pareto charts, trend charts and tabular charts. EZ-Track aggregates, sorts, and filters data by job, machine, employee, tools, material and time periods. Reports are accessible from any Internet or corporate intranet browser.

OUR CUSTOMERS

    Our products are used at more than 5,300 user sites in more than 4,700 companies, which are located in over 60 countries spanning the globe. No single customer accounted for more than 10% of our revenue for fiscal 2002. Representative customers in various industries include:

AUTOMOTIVE

DaimlerChrysler
BMW AG
DENSO Corporation
Ford Motor Company
Hyundai Business Group
Valeo SA
Volkswagen AG

TOYS

Microsoft Corporation
Hasbro, Inc.
The Lego Group
Mattel, Inc.

ELECTRONICS

Apple Computer Inc.
The Framatome Group
Fuji Xerox Co., Ltd.
Hewlett-Packard Company
Motorola, Inc.
Nokia Corporation
Siemens AG

MATERIAL SUPPLIERS

Bayer AG
The Dow Chemical Company
Eastman Chemical Company
E. I. duPont de Nemours and Company
GE Plastics
M. A. Hanna Company

MEDICAL

Bausch and Lomb
Baxter International, Inc.
Becton Dickinson and Company

OTHER/MULTIPLE INDUSTRIES

Fisher & Paykel Industries Limited
LG Group
Minnesota Mining and Manufacturing (3M)
Montblanc-Simplo GmbH
Perlos Oyj
Samsung Group

SALES AND MARKETING

    We distribute our products and services primarily through our direct sales organization. As of June 30, 2002, our direct sales organization consisted of 37 sales associates, who operated out of offices located in Australia, China, France, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Sweden, Taiwan, the United Kingdom and the United States. Our direct sales model involves pairing a sales associate and applications engineer to form a sales team. These teams work together to conduct a thorough evaluation of potential customers' design and manufacturing processes and provide the potential customers with a detailed analysis of the cost savings our products could produce in a selected aspect of their business. See Note 19 to the Consolidated Financial Statements for information regarding the geographic distribution of our results of operations.

    To supplement the efforts of our direct sales organization, we also sell our products through marketing and distribution arrangements with several design software vendors as an integrated application on their solid modeling design systems. For example, PTC incorporates our MPA product in a module of its Pro/ENGINEER product, which they call Pro/PLASTIC ADVISOR and Electronic Data Systems ("EDS") sells our MPA product as well as several modules contained within our MPI family of products. Several distributors of SolidWorks Corporation, a subsidiary of Dassault Systemes S.A., distribute our MPA product and Autodesk, Inc. has designated us a partner, which gives us access to Autodesk's distribution channel to sell our MPA product. We have established a broad network of distributors to provide worldwide sales coverage to complement our direct sales organization. Sales of our products may be subject to seasonal variations, particularly in our first fiscal quarter in many of the markets in which we sell our products.

    Certain of our products and services are also distributed through plasticszone.com, our proprietary website. Plasticszone.com is a business and productivity website for professionals working with injection molded plastics. Plasticszone.com offers five activity zones that provide access to our IMPA product, the Internet version of our MPA product, and to our various service offerings.

BACKLOG

    We generally ship our products within 30 days of acceptance of an order and execution of the appropriate license documentation.

CUSTOMER SUPPORT AND OTHER SERVICES

    CUSTOMER SUPPORT AND TRAINING

    We provide customer training on our products and technical support to our customers, which they may access 24 hours a day. Our customers may access customer support either through our telephone hotline or our website. In addition, our product development staff is available to solve more complex problems that our customer support personnel are unable to solve quickly. We provide implementation assistance to our Manufacturing Solutions customers to assist them in realizing the full capability of our products. We have an established curriculum of training courses provided by us or by our partners, leading to certification in the use of our products.

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

    MATERIAL TESTING SERVICES

    Our material testing group provides testing services to our customers who are seeking accurate, reliable material data on new or existing grades of polymers, measured under a wide range of practical molding conditions. We have established a database containing information on more than 7,500 plastic materials. We conduct this testing at our facilities located near Melbourne, Australia, and in Ithaca, New York, which are equipped with state-of-the-art equipment, including injection molding machines. The research and testing conducted at these facilities provides essential data for our full line of software applications.

PRODUCT DEVELOPMENT

    Our product development strategy focuses on ongoing development and innovation of new technologies to increase our customers' productivity and provide solutions that our customers can integrate into their existing computing platforms. We plan to extend our leadership position in plastics simulation technology by continuing to make significant investments in research and development and to maintain our market share by rapidly creating and delivering new product releases to our customers. We intend to take advantage of current and future technology trends, including the Internet, to ensure our customers are able to gain incremental competitive advantage in their respective industries.

    Our product development activities take place in research centers located in the United States, Australia and the United Kingdom. We have linked the information systems of each of these facilities to provide a continuous development environment, enabling software development to be undertaken 24 hours per day.

    To enhance our product development efforts, we fund or participate in a wide assortment of external research and development projects, often being conducted by the world's leading experts in their fields. In many cases, through these projects we gain access to fundamental research with comprehensive experimentation results. Often the centers agree to restricted publishing rights in order to pursue topics of mutual interest. A partial list of our collaborative partners includes ENSAM (France) for shrinkage, Cranfield University (United Kingdom) for analysis of fiber filled parts, University of Bradford (United Kingdom) for fiber orientation measurement and process control, Technical University of Eindhoven (Netherlands) for numerical methods, University of Sydney (Australia) for fluid mechanics and Nanyang Technological University of Singapore for optimization.

    As of June 30, 2002, our product development staff had 69 employees, most of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. We seek to recruit highly skilled employees, and our ability to attract and retain such employees will be a principal factor in our success in maintaining our leading technological position. We believe that such investments in research and development are required in order for us to remain competitive and we believe our cadre of software developers and our worldwide development capabilities represent a significant competitive advantage. In fiscal 2000, 2001 and 2002 our research and development expenses were $4.1 million, $6.6 million and $6.2 million, respectively, net of capitalized software development costs. In addition, in fiscal 2002, the Company had $602,000 in research and development costs that were capitalized during the fiscal year. See Note 6 to the Consolidated Financial Statements.

COMPETITION

    The markets into which our products are sold are highly competitive. We compete with many companies engaged in selling software solutions to companies involved in product development and manufacturing. Our Design Optimization Solutions products face competition from computer-aided design (CAD) and computer-aided engineering (CAE) companies, materials vendors and independent engineering consultants. Our Manufacturing Solutions products face competition from injection molding manufacturers and industrial automation system providers. In addition, new competitors may arise as we introduce new products into the marketplace.

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

    We believe that the principal competitive factors affecting our markets include:

    - speed of innovation,

    - ease of use,

    - flexibility,

    - quality,

    - ease of integration into or communication with enterprise engineering applications, such as computer-aided design systems or enterprise resource planning systems,

    - performance and functionality,

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

    We rely on a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect the unpatented proprietary technology contained in our products. We distribute our software under software license agreements that typically grant customers non-exclusive, non-transferable licenses to use our products. These agreements usually restrict use of the licensed software to our customer's internal operations on designated computers at specified sites unless the customer obtains a site license for the software, and are subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. For certain software, such as the MPA series, we rely primarily on "click-wrapped" licenses that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Further, software security measures are employed in our products to prevent unauthorized use of our software.

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

    We seek to monitor the public records in order to become aware of any potentially conflicting proprietary rights. To date, we have not received any notification that any specific product of ours infringes on the proprietary rights of third parties; however, we are generally aware of other issued patents in similar technological areas. We can not assure you that third parties will not claim such infringement by us or our licensors with respect to current or future products. We expect that software product developers will increasingly be subject to such claims as the number of products and competitors in our market segment grows and the product functionality in different market segments overlaps. In addition, patents on software and business methods are becoming more common and we expect that more patents will issue in our technical field. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Moreover, such royalty or licensing agreements, if required, may not be on terms acceptable to us.

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

EMPLOYEES

    As of June 30, 2002, we had 246 employees, 92 of whom resided in the United States, 51 of whom resided in Australia, 14 of whom resided in the United Kingdom and 89 of whom resided in other countries. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

    We operate out of four primary facilities. We lease 22,694 square feet of office space located in Wayland, Massachusetts pursuant to a 5-year lease that expires in August 2005. This facility serves as our corporate headquarters and personnel located at this facility include most members of our senior management team, technical support personnel, product marketing personnel, some development personnel, and some finance and administration personnel.

    We own an 18,100 square foot office building set on approximately 9 acres in the Kilsyth suburb of Melbourne, Australia. Personnel located at our Melbourne facility include members of our software development and research team, some of our materials testing personnel, a portion of our Asia Pacific sales force and administrative staff. In March 2001, we leased a newly constructed 18,400 square foot building in Ithaca, New York pursuant to a 10-year lease that expires March 2012. Our Ithaca operations moved into this building in April 2002. Personnel located at our Ithaca facility include members of our software development and research team, some of our materials testing personnel, and administrative personnel. We also lease a 6,000 square foot office and laboratory building in

Wilsonville, Oregon, pursuant to a 4-year lease that expires in December 2004. Personnel located at our Wilsonville facility include members of our product development and customer support team.

    We also lease office space in the other countries in which we do business. Our aggregate lease expenses were $2.1 million in fiscal 2002, which excludes lease termination charges that were included in our restructuring charge.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on the Nasdaq National Market ("Nasdaq") on March 28, 2000 under the symbol "MFLO". The following table sets forth the quarterly high and low sales prices per share reported on Nasdaq for our last two fiscal years.

                                                     2001                  2002
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First quarter...............................   $28.00     $15.25     $16.25     $ 8.47
Second quarter..............................   $27.38     $19.50     $14.22     $ 8.59
Third quarter...............................   $30.13     $17.75     $19.00     $10.49
Fourth quarter..............................   $18.50     $11.17     $13.50     $ 6.95

    On September 17, 2002, the last reported sale price of the common stock on Nasdaq was $4.80 per share. On September 17, 2002, there were 84 holders of record of our common stock.

    We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

    The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is March 27, 2000, and the Commission file number assigned to the registration statement is 333-95289. The use of proceeds of our initial public offering has not changed from that reported in our quarterly report on Form 10-Q for the period ended March 30, 2002.

    Incorporated herein by reference is the information appearing under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for its 2002 Annual Meeting to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this document. The statement of operations data for the years ended June 30, 2000, 2001 and 2002 and the balance sheet data at June 30, 2001 and 2002 are derived from our audited consolidated financial statements appearing elsewhere in this document. The statement of operations data for the years ended June 30, 1998 and 1999 and the balance sheet data at June 30, 1998, 1999 and 2000 are derived from our audited consolidated financial statements not included in this document.

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

                                                                         YEAR ENDED JUNE 30,
                                                         ----------------------------------------------------
                                                           1998       1999       2000       2001       2002
                                                         --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Software licenses....................................  $ 8,514    $12,238    $16,742    $24,494    $ 17,870
  Services.............................................    7,875      7,983     10,627     15,449      17,218
                                                         -------    -------    -------    -------    --------
    Total revenue......................................   16,389     20,221     27,369     39,943      35,088
                                                         -------    -------    -------    -------    --------
Costs and expenses:
  Cost of software licenses revenue....................      397        378        785      1,846       2,518
  Cost of services revenue.............................    1,685      1,319      1,057      1,440       1,401
  Research and development.............................    3,062      3,466      4,074      6,642       6,234
  Selling and marketing................................    7,287      9,673     13,495     19,396      18,134
  General and administrative...........................    3,303      3,839      5,018      6,095       6,660
  Litigation...........................................       --        620        785         --          --
  Nonrecurring charges.................................       --         --        284         --       1,272
  Amortization of goodwill.............................       84         --        206      1,100          --
  Amortization of other intangible assets..............       --         --        105        601         656
                                                         -------    -------    -------    -------    --------
    Total operating expenses...........................   15,818     19,295     25,809     37,120      36,875
                                                         -------    -------    -------    -------    --------
Income (loss) from operations..........................      571        926      1,560      2,823      (1,787)
Interest income (expense), net.........................     (238)      (177)       427      2,139       1,455
Other income (loss), net...............................       19        (92)     1,717        272       1,712
                                                         -------    -------    -------    -------    --------
  Income before income taxes...........................      352        657      3,704      5,234       1,380
Provision for income taxes.............................      163        176        251      1,726         600
                                                         -------    -------    -------    -------    --------
  Net income...........................................      189        481      3,453      3,508         780
Accretion on redeemable preferred stock................       80         --         --         --          --
                                                         -------    -------    -------    -------    --------
  Net income available to common stockholders..........  $   109    $   481    $ 3,453    $ 3,508    $    780
                                                         =======    =======    =======    =======    ========
Net income per common share:
  Basic................................................  $    --    $  1.82    $  1.29    $  0.36    $   0.08
  Diluted..............................................  $  0.04    $  0.08    $  0.48    $  0.35    $   0.08
Shares used in computing net income per share:
  Basic................................................       --        265      2,667      9,658      10,076
  Diluted..............................................    5,228      6,166      7,190     10,124      10,360

                                                                             AS OF JUNE 30,
                                                          ----------------------------------------------------
                                                            1998       1999       2000       2001       2002
                                                          --------   --------   --------   --------   --------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............................  $ 1,700    $ 1,240    $27,259    $32,969    $47,634
Marketable securities...................................       --         --      8,452     12,750      3,233
Working capital.........................................   (1,999)    (2,108)    30,991     42,511     44,133
Working capital, net of deferred revenue................      984      1,310     36,094     48,883     52,064
Total assets............................................   14,336     10,247     57,323     71,455     76,013
Long-term debt, net of current portion..................      890         --        852         --         --
Stockholders' equity....................................       34      1,270     43,778     57,593     58,640

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This portion of our Annual Report contains forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 29. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. We categorize our products into two groups. Our Design Optimization products allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Design Optimization Solutions include our Moldflow Plastics Insight ("MPI") series for in-depth mold design and our Moldflow Plastics Advisers ("MPA") series for part design and high level mold design. Our Manufacturing Solutions products allow plant engineers and managers to maintain and optimize manufacturing conditions throughout the manufacturing process. Our Manufacturing Solutions include three products. Our Moldflow Plastics Xpert ("MPX") series for production set-up and production monitoring was introduced in fiscal 1999. In fiscal 2001, two additional products were launched under the Moldflow brand, Shotscope and EZ-Track. Shotscope, the sole product of Branden Technologies, a company we acquired in March 2001, is a shop floor product that monitors, analyzes and assists in the scheduling of injection molding production processes. EZ-Track provides real-time, plant-wide production monitoring and reporting.

    We sell our products and services internationally through our direct sales operations in 14 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products.

    On April 13, 2000, the Company acquired all of the outstanding shares of Advanced CAE Technology, Inc., which formerly conducted business as "C-Mold." On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. ("Branden"). These business combinations were accounted for using the purchase method of accounting. Accordingly, our consolidated financial statements include the financial position and results of operations of C-Mold and Branden from the dates of their respective acquisition. See Note 3 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

    The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, intangible assets, hedging arrangements and contingencies and litigation. We base our estimates on our historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

    A summary of our accounting policies that we believe are most critical to understanding fully our consolidated financial statements are as follows:

    - revenue recognition,

    - valuation allowances,

    - acquisition accounting,

    - impairment of intangible assets, goodwill and other long-lived assets, and

    - hedge accounting.

    REVENUE RECOGNITION

    We derive revenue from the licensing of computer software products and from services consisting of maintenance and support, consulting, material testing and training. We follow AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"), both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

    We recognize revenue from sales of software licenses upon product shipment provided that evidence of the purchase commitment exists, the license fee is fixed or determinable, management deems that collection is reasonably assured and all other revenue recognition criteria of SOP 97-2 are met. Our software products do not require significant modification or customization and installation of the products is generally routine and requires insignificant effort. We recognize revenue from maintenance and support contracts ratably over the related contract period and from training and other services as they are performed.

    Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, we consider these multiple elements of a single arrangement. Payment for this arrangement is typically received up-front, and the total fee is then allocated ratably to these elements based upon vendor-specific objective evidence of fair value ("VSOE") for each, which is determined based upon the prices charged to customers when these elements are sold separately; the revenue allocated to each is then recognized as described above for these elements.

    When VSOE does not exist for all of the delivered elements of an arrangement, but does exist for the undelivered elements, we employ the "residual method" of accounting for revenue recognition, as defined by SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. VSOE for the undelivered elements is determined based on the prices charged to customers when these elements are sold separately, typically from the renewal of the annual maintenance and support contracts.

    We also provide consulting services, training of customers' employees, and material testing services. When bundled with other elements in a single arrangement, revenue is allocated to these services as described above. Revenue allocated to these activities is then recognized as the services are performed.

    VALUATION ALLOWANCES

    Management must estimate the amount of our accounts receivable which may be uncollectible due to the inability of our customers to make payments. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts primarily on a specific identification basis. If the financial condition of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments beyond that estimated by management, additional allowances may be required. As of June 30, 2002, our accounts receivable balance was $5.9 million, net of allowances for doubtful accounts of $315,000.

    Management writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As of June 30, 2002, our inventory balance was $705,000 after write-downs for obsolete, missing and excess stock of $138,000 during fiscal 2002.

    Management records a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based upon our historical results of operations, it is more likely than not that a portion of our deferred tax assets will not be realized. Management believes that the net deferred tax asset represents the best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased. As of June 30, 2002, the balance of our deferred tax assets was $595,000, net of a valuation allowance of $370,000.

    Significant judgments and estimates are involved in assessing each of these valuation allowances. Different assumptions could yield materially different results.

    ACQUISITION ACCOUNTING

    On April 13, 2000, we acquired all of the outstanding shares of C-Mold and on March 28, 2001, we acquired all of the outstanding shares of Branden. These business combinations were accounted for using the purchase method of accounting. Accordingly, our consolidated financial statements include the financial position and results of operations of C-Mold and Branden from the dates of their respective acquisition. See Note 3 to the Consolidated Financial Statements.

    In both acquisitions, the purchase price of the acquired business was allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management's estimates and, in certain cases, an independent professional valuation. Certain of the acquired assets were intangible in nature, including developed technologies, assembled workforces, acquired customer base and non-compete agreements. Management employed a number of valuation methodologies in determining the fair value of these intangible assets. The fair value of the acquired developed technologies was based upon a discounted cash flow model. Assembled workforces (later reclassified to goodwill) and the acquired customer base were valued using estimated replacement costs. Values assigned to non-compete agreements were based upon the salaries of the individuals subject to such agreements. The excess purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. See Note 4 to the Consolidated Financial Statements.

    All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

    IMPAIRMENT OF INTANGIBLE ASSETS, GOODWILL AND OTHER LONG-LIVED ASSETS

    Management assesses the impairment of identifiable intangible assets, goodwill and other long-lived assets at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

    - significant underperformance relative to projected future operating results,

    - significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

    - significant negative industry or economic trends.

When we determine that the carrying value of intangible assets, goodwill and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred. Our assessment of intangible assets, other long-lived assets and, prior to July 1, 2001, goodwill is based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. Potential impairment of goodwill after July 1, 2001 is evaluated in accordance with SFAS No. 142.

    For the purposes of the impairment tests, management considers the Company itself a single reporting unit, as defined by SFAS No. 142. To conduct these tests, the fair value of the reporting unit is compared to its carrying value. To the extent that the reporting unit's carrying value exceeds its fair value, we must then compare the implied fair value of the reporting units' goodwill to its carrying value to determine if an impairment has occurred. This exercise entails the allocation of the reporting units' total fair value to its assets and liabilities in a manner similar to that of the purchase price allocation methodology prescribed under SFAS No. 141. Any resulting impairment would be expensed immediately.

    To estimate its fair value, we first employ a market value approach. Under this approach, the average closing price of the Company's common stock, as reported by the Nasdaq national market, is determined for a set number of days in its third fiscal quarter. A control premium is added to this average price based upon an estimation by independent valuation professionals engaged to compile and examine a five-year history of merger and acquisition history of similar sized business in our industry. This adjusted value is deemed to be the fair value of the Company's stock under the market value approach and is multiplied by the number of shares of common stock outstanding to determine the Company's total fair value. This is then compared to the recorded carrying value of the Company's total net assets on that same day to identify potential impairment. While we believe that the market value approach provides a reasonable estimate of fair value, there are macroeconomic factors that could significantly affect the results of this methodology. If we believe that these factors have resulted in an inaccurate estimation of fair value, other valuation models will be employed including the income approach or the cost approach. The blended results from these three methodologies would then be used to estimate the total fair value of the Company.

    These assessments and the related analyses involve significant judgments and estimates. Different assumptions could yield materially different results.

    In May 2002, we settled several claims outstanding against an escrow account established in our acquisition of C-Mold. This settlement resulted in our receipt of $470,000 of cash and recognition of $446,000, net, of non-recurring gains. Included in this net amount, among other things, was the write-off of $61,000 of intangible assets related to certain non-compete agreements which we considered impaired after the settlement. As of June 30, 2002, our remaining goodwill and intangible assets were $10.1 million, net of accumulated amortization of $2.7 million.

    HEDGE ACCOUNTING

    We hedge a portion of our forecasted foreign currency denominated intercompany sales and a portion of our foreign currency denominated intercompany research and development payments with derivative financial instruments, including currency options, zero cost collars and other instruments. As the hedging activities are based upon forecasts, a significant amount of judgment and estimation is required in assessing the appropriateness of hedge accounting for the instruments. If these judgments or estimates are incorrect, or if the hedging transactions are not highly effective in offsetting the changes in cash flows of the hedged items, amounts currently recorded as unrealized gains and losses may be realized in our earnings. At June 30, 2002, hedging instruments with fair values of $379,000 and $637,000 were recorded as components of other current assets and accrued expenses, respectively. Net unrealized losses on these instruments of $279,000 were included as a component of equity in accumulated other comprehensive income. See Note 2 and Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    We generate revenue from two principal sources:

    - license fees for our packaged software products, and

    - services revenue derived from maintenance and support services related to our software products, consulting, training and material testing.

    SOFTWARE LICENSES REVENUE. Typically, our customers pay an up-front, one-time fee for a perpetual license of our software products. The amount of the fee depends upon the number and type of software modules purchased and the number of the customers' employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a "click-wrapped" software license agreement that is included as part of each customer's installation process. Revenue for our IMPA product is earned on a pay-per-use basis and, to date, has not been significant. For sales of our MPI, MPX, Shotscope and EZ-Track products, we generally require a signed license agreement. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs.

    SERVICES REVENUE. We also derive revenue from maintenance and support contracts, which require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting services, training of customers' employees and material testing services.

    We recognize our software licenses revenue and our services revenue as described in "Critical Accounting Policies and Significant Judgments and Estimates-Revenue Recognition."

    COST OF SOFTWARE LICENSES REVENUE. Cost of software licenses revenue consists primarily of the costs associated with compact discs and related packaging material, duplication and shipping costs, hardware components for our Manufacturing Solutions products and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our software programs. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of software licenses revenue. Also included in cost of software licenses revenue in fiscal 2002 is amortization expense related to capitalized software development costs.

    COST OF SERVICES REVENUE. Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting services.

    RESEARCH AND DEVELOPMENT. We employ a development staff to enhance our existing products and to develop new ones. Product development expenditures, which include salaries, benefits, travel and facilities costs, are generally charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product's release. Software development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. We established technological feasibility of MPI 3.0 in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 were capitalized related to MPI 3.0. These development costs are being amortized to cost of software licenses revenue over the estimated economic life of the product.

    SELLING AND MARKETING. We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of salaries, commissions to our sales staff, employee benefits costs, sales office facilities, travel and promotional events such as trade shows, advertising, print and web-based collateral materials, and public relations programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include compensation, routine legal, audit and other costs of our executive management, finance, information technology, human resources and administrative support activities.

    LITIGATION. Our litigation expenses consisted of legal costs incurred to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against related counterclaims. Upon the closing of our acquisition of C-Mold in April 2000, all related claims were dismissed. As a result, we have not incurred and anticipate that we will not incur any further significant litigation costs related to this matter.

    NONRECURRING CHARGES. In fiscal 2002, we incurred nonrecurring charges related to actions we took to restructure our business. Included in these charges were costs incurred to terminate leases on certain facilities in the United States and Europe, severance costs related to the involuntary termination of 37 employees and professional fees arising from legal, accounting and tax services. In fiscal 2000, we incurred nonrecurring charges to terminate a lease on a facility and to immediately expense costs of purchased in-process research and development in connection with our acquisition of C-Mold.

    AMORTIZATION OF GOODWILL. These costs represent the amortization of goodwill recorded in connection with our acquisitions. During the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards, among other things, eliminate the amortization of goodwill. As such, we ceased amortization of goodwill at the beginning of fiscal 2002.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. These costs represent the amortization of other intangible assets recorded in connection with our acquisitions. These assets include developed technology, customer base, protective covenants and, in fiscal 2000 and 2001, assembled workforce. See
Note 4 to the Consolidated Financial Statements.

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

    PROVISION FOR INCOME TAXES. Our provision for income taxes includes federal, state and foreign taxes on our income in the countries in which we do business. Our income taxes during prior periods, in particular fiscal 1999 and 2000, have been significantly reduced by the use of our net operating loss carryforwards.

    Our fiscal year end is June 30. References to 2000, 2001 or 2002 mean the fiscal year ended June 30, unless otherwise indicated. During the fiscal year, we follow a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

    The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

                                                                   FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                2000          2001          2002
                                                              --------      --------      --------
Revenue:
  Software licenses.........................................    61.2%         61.3%         50.9%
  Services..................................................    38.8          38.7          49.1
                                                               -----         -----         -----
    Total revenue...........................................   100.0%        100.0%        100.0%
                                                               =====         =====         =====
Costs and expenses:
  Cost of software licenses revenue.........................     2.9%          4.6%          7.2%
  Cost of services revenue..................................     3.9           3.6           4.0
  Research and development..................................    14.9          16.6          17.8
  Selling and marketing.....................................    49.3          48.6          51.7
  General and administrative................................    18.3          15.2          18.9
  Litigation................................................     2.9            --            --
  Nonrecurring charges......................................     1.0            --           3.6
  Amortization of goodwill..................................     0.8           2.8            --
  Amortization of other intangible assets...................     0.3           1.5           1.9
                                                               -----         -----         -----
    Total operating expenses................................    94.3          92.9         105.1
                                                               -----         -----         -----
Income (loss) from operations...............................     5.7           7.1          (5.1)
Interest income, net........................................     1.6           5.3           4.1
Other income, net...........................................     6.2           0.7           4.9
                                                               -----         -----         -----
    Income before income taxes..............................    13.5          13.1           3.9
Provision for income taxes..................................     0.9           4.3           1.7
                                                               -----         -----         -----
    Net income..............................................    12.6%          8.8%          2.2%
                                                               =====         =====         =====

COMPARISON OF FISCAL YEARS 2000, 2001 AND 2002

    REVENUE

    The following table sets forth our total revenue by geographic region for each of fiscal 2000, 2001 and 2002:

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                2000        2001        2002
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS EXCEPT PERCENTAGE
                                                                            DATA)
Revenue:
  Asia/Australia............................................   $ 9,166     $13,034     $11,247
  Americas..................................................     7,804      13,286      11,064
  Europe....................................................    10,399      13,623      12,777
                                                               -------     -------     -------
    Total...................................................   $27,369     $39,943     $35,088
                                                               =======     =======     =======
Percentage of total revenue:
  Asia/Australia............................................      33.5%       32.6%       32.1%
  Americas..................................................      28.5        33.3        31.5
  Europe....................................................      38.0        34.1        36.4
                                                               -------     -------     -------
    Total...................................................     100.0%      100.0%      100.0%
                                                               =======     =======     =======

    SOFTWARE LICENSES REVENUE. In fiscal 2002, software licenses revenue decreased by $6.6 million, or 27%, from $24.5 million to $17.9 million. The following table sets forth our software licenses revenue by product group for each of 2000, 2001 and 2002:

                                                                   FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                2000          2001          2002
                                                              --------      --------      --------
                                                                (IN THOUSANDS EXCEPT PERCENTAGE
                                                                             DATA)
Software licenses revenue:
  Design Optimization Solutions.............................  $16,093       $22,698       $14,855
  Manufacturing Solutions...................................      649         1,796         3,015
                                                              -------       -------       -------
    Total...................................................  $16,742       $24,494       $17,870
                                                              =======       =======       =======
Percentage of total software licenses revenue:
  Design Optimization Solutions.............................     96.1%         92.7%         83.1%
  Manufacturing Solutions...................................      3.9           7.3          16.9
                                                              -------       -------       -------
    Total...................................................    100.0%        100.0%        100.0%
                                                              =======       =======       =======

    The decrease in software licenses revenue in fiscal 2002 was a result of the continued economic slowdown experienced in the markets we address, particularly with respect to our Design Optimization solutions. Demand for our products is largely driven by the demand for the end products of our customers. The industries in which many of our key customers operate, including the consumer products, telecommunications and electronics industries have been among those most severely impacted by the prolonged economic pressures experienced globally throughout fiscal 2002. As such, these companies have typically reduced their spending on capital items including spending on our products.

    The overall decline in software licenses revenues was partially offset by increased sales of our Manufacturing Solutions products. Software licenses revenues from our Manufacturing Solutions products increased $1.2 million, or 68%, in fiscal 2002, from $1.8 million to $3.0 million. This increase is primarily attributable to the impact of our acquisition of Branden in March 2001.

    During fiscal 2002, regional sales of software licenses have fluctuated with no clearly discernible pattern. We experienced a lengthening of customer sales cycles in most geographic regions during the year and we saw notable weakness in our Americas region in our fourth fiscal quarter, where many of our customers expressed intention to delay purchases until signs of an economic recovery became more apparent. Further, throughout the year, we experienced difficulty in predicting the timing of when customers would purchase our software products. We expect that our software licenses revenue could continue to be subject to fluctuation from quarter to quarter in the coming year as many of the industries we serve have not yet experienced a sustained economic recovery.

    The following table sets forth our software licenses revenue by geographic region for each quarter of fiscal 2002:

                                                          THREE MONTHS ENDED                      YEAR
                                          ---------------------------------------------------    ENDED
                                          SEPTEMBER 29,   DECEMBER 29,   MARCH 30,   JUNE 30,   JUNE 30,
                                              2001            2001         2002        2002       2002
                                          -------------   ------------   ---------   --------   --------
                                                                  (IN THOUSANDS)
  Asia/Australia........................     $ 1,459         $ 1,580      $ 2,011    $ 1,531    $ 6,581
  Americas..............................         960           1,282        1,336        940      4,518
  Europe................................       1,588           2,061        1,656      1,466      6,771
                                             -------         -------      -------    -------    -------
    Total...............................     $ 4,007         $ 4,923      $ 5,003    $ 3,937    $17,870
                                             =======         =======      =======    =======    =======

    In fiscal 2001, software licenses revenue increased by $7.8 million, or 46%, from $16.7 million to $24.5 million. The main factors contributing to this growth included our April 2000 acquisition of C-Mold, the introduction of new products and new modules for existing product lines and the increase in our direct sales coverage, whereby we added new sales offices in all regions and increased the number of sales representatives from 38 as of June 30, 2000 to 48 at June 30, 2001.

    We added approximately 460 new customers in fiscal 2002, compared to approximately 600 new customers in fiscal 2001. Sales to new customers represented 40% of total software license revenues in fiscal 2002, compared to 44% of total software license revenues in fiscal 2001. We sold 790 seats of Design Optimization products and 332 seats of Manufacturing Solutions products in fiscal 2002, compared to 1,089 seats of Design Optimization products and 130 seats of Manufacturing Solutions products in fiscal 2001. Due to our acquisitions, comparison of these items to fiscal 2000 is not meaningful. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average selling price per seat. As such, we do not believe that an average selling price per seat provides a meaningful measure of our business.

    SERVICES REVENUE. Services revenue has a lower gross profit margin than licenses revenue and accounted for approximately 39% of our total revenue in 2000 and 2001 and 49% in 2002. Revenue from services increased by 45% from the prior year in 2001, from $10.6 million to $15.4 million, and by 12% in 2002, from $15.4 million to $17.2 million. These increases were primarily in the sale of maintenance contracts, which was the result of historical growth in our customer base arising from software license sales.

    COSTS AND EXPENSES

    COST OF SOFTWARE LICENSES REVENUE. Our cost of software licenses revenue was $2.5 million in 2002, $1.8 million in 2001 and $785,000 in 2000. The increases are due to the increased sales of our Manufacturing Solutions products, which have a higher cost of materials than our Design Solutions products, and an increase in personnel related costs. In addition, fiscal 2002 includes amortization expense of $71,000 arising from capitalized software development costs.

    COST OF SERVICES REVENUE. Our cost of services revenue was $1.4 million in 2002 and 2001 and $1.1 million in 2000. The increase from 2000 to 2001 was mainly due to increased headcount in technical support and material testing activities. There were no significant changes from 2001 to 2002.

    RESEARCH AND DEVELOPMENT. Our research and development expenses were $6.2 million in 2002, $6.6 million in 2001 and $4.1 million in 2000. The decrease from 2001 to 2002 was attributable to the capitalization of $602,000 of development costs pursuant to the provisions of SFAS No. 86 and, to a lesser extent, the elimination of 12 technical positions in April 2002 as a part of the restructuring. The increase from 2000 to 2001 was attributable to increased personnel costs and travel expenses, primarily related to the addition of research and development personnel as a result of our acquisition of C-Mold in April 2000. To a lesser extent, the increase in 2001 also was due to personnel added from our March 2001 acquisition of Branden.

    SELLING AND MARKETING. Our selling and marketing expenses were $18.1 million in 2002, $19.4 million in 2001 and $13.5 million in 2000. The decrease in 2002 was due to reduced sales commission expense in light of the decline in revenue and, to a lesser extent, the elimination of 17 positions in April 2002 as a part of the restructuring. The increase in 2001 was principally due to headcount additions and an increase in promotional activities to support new releases of our software products, including telemarketing and international advertising programs.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses were $6.7 million in 2002, $6.1 million in 2001 and $5.0 million in 2000. These increases were a result of escalating professional service fees, including the cost of our audit, tax planning and compliance and other accounting services. In addition, we hired additional corporate staff in 2001 and incurred costs related to becoming a public company including a full year of expense related to Director's and Officers insurance premiums. The expense for these premiums increased $222,000 in fiscal 2002, or 126% from 2001. In fiscal 2002, these increases were partially offset by the elimination of 8 administrative positions in April 2002 as part of the restructuring.

    LITIGATION. Litigation expenses were $785,000 in 2000 and consisted of legal costs to pursue our claims against C-Mold regarding theft of our trade secrets and to defend against counterclaims. The litigation was suspended during the third quarter of fiscal 2000 and, upon the closing of our acquisition of C-Mold, all related claims were dismissed.

    NONRECURRING CHARGES. In fiscal 2002, we incurred a $1.3 million nonrecurring charge related to a corporate restructuring plan. This plan was enacted to resize the Company and reduce overhead in light of the economic climate. The restructuring included the involuntary termination of 37 employees in several countries and the closure or reduction of certain leased offices. The severance portion of the charge was $382,000 and affected staff across all functions. The largest component of the charge, $606,000, was related to a 40% reduction in the utilization of our leased space in the United Kingdom. Other components of the charge included $66,000 of lease termination costs for facilities in the United States and France, $52,000 of lease termination costs for equipment and automobiles and $166,000 of professional fees for tax and legal consultation. See Note 9 to the Consolidated Financial Statements.

    In fiscal 2000, we incurred nonrecurring charges of $284,000 in connection with our acquisition of C-Mold, to immediately expense purchased in-process research and development and for lease termination costs. In the opinion of management, the purchased in-process research and development had not yet reached technological feasibility and had no alternative future use. Consequently, our nonrecurring charges included $214,000 to write off such in-process research and development costs during the fourth quarter of 2000.

    AMORTIZATION OF GOODWILL. Amortization of goodwill was zero in 2002, $1.1 million in 2001 and $206,000 in 2000. Amortization expense in 2001 included a full year of amortization of goodwill acquired in the C-Mold purchase and one quarter of amortization of goodwill acquired in the Branden purchase. Goodwill amortization ceased upon our adoption of SFAS No. 141 and SFAS No. 142 on July 1, 2001. See Note 4 to the Consolidated Financial Statements.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. Amortization of other intangible assets was $656,000 in 2002, $601,000 in 2001 and $105,000 in 2000. On July 1,
2001, we reclassified the carrying value of our acquired assembled workforce to goodwill, in accordance with SFAS No. 141 and SFAS No. 142. The amortization expense for fiscal 2002 reflects the net impact of eliminating the amortization of this assembled workforce and adding a full year of amortization of intangible assets acquired in the Branden purchase. Amortization expense in 2001 included a full year of amortization of other intangible assets acquired in the C-Mold purchase and one quarter of amortization of other intangible assets acquired in the Branden purchase.

    OTHER INCOME AND EXPENSES

    INTEREST INCOME (EXPENSE), NET. Our interest income was $1.5 million in 2002, $2.1 million in 2001 and $427,000 in 2000. Our interest is earned on investment of our cash balances which include the unused portion of the proceeds of our public offerings of common stock in March and December 2000. In 2002, we earned lower income on our investments due to the declining interest rate environment, as reinvestments of maturities were at lower rates than in 2001.

    OTHER INCOME (LOSS), NET. Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items. During 2002, we realized a net gain of $625,000 on the sale of land and other property in Australia, a net gain of $504,000 gain on the sale of our remaining minority investment in an Indian software company and other income of $446,000 arising from our settlement of several claims against an escrow account established at the time of our acquisition of C-Mold. During 2000, we realized a gain of $1.7 million on the sale of a portion of our minority investment in a software company in connection with that company's initial public offering in India.

    PROVISION FOR INCOME TAXES. Our effective income tax rate was 44% for 2002, 33% for 2001 and 7% for 2000. The higher effective tax rate in 2002 was due to the impact of declining revenues and earnings in relation to certain fixed tax expenses. The effective tax rates in 2000 and 2001 were lower than the 34% statutory rate primarily as a result of the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, stockholder loans, funds generated from operations and borrowings from lending institutions. In March 2000, we completed our initial public offering of common stock, raising $36.9 million, net of offering costs. In December 2000, we completed a second offering of common stock, raising $12.8 million, net of offering costs. As of June 30, 2002, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $47.6 million, our marketable securities balance of $3.2 million and our credit facilities described below.

    In fiscal 2002, we restructured our primary working capital credit facility, resulting in an available credit facility of $5.0 million with a domestic bank. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes certain restrictive covenants, all of which we were in compliance with at June 30, 2002. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At
June 30, 2002, we had employed $2.2 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $2.8 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of June 30, 2002, we had no outstanding debt. See Note 10 to the Consolidated Financial Statements.

    At June 30, 2002, our marketable securities consisted of corporate bonds with maturities in excess of three months but less than one year. At June 30, 2001, marketable securities also included shares of a publically traded Indian software company. These shares represented a minority interest in the company and were sold in December 2001 for cash proceeds of $565,000. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2002, we were in compliance with this policy.

    Net cash provided by operating activities was $4.9 million in 2002, $6.2 million in 2001 and $1.4 million in 2000. Cash was provided by operations in 2002 as a result of net income (adjusted for non-cash items and certain other net gains), decreases in accounts receivable and increases in accounts payable, accrued expenses and deferred maintenance and support contract revenue, partially offset by increases in inventories, prepaid expenses and other current and non-current assets. In 2002, net income was impacted by $979,000 of net non-cash charges and certain other net gains. We realized net gains of $622,000 on our sale of land and certain other property in Australia, a net gain of $504,000 on our sale of our investment in the aforementioned Indian software company and net foreign exchange gains of $206,000. Non-cash charges included $1.9 million of depreciation and amortization, additional provisions for doubtful accounts and other smaller non-cash charges. Cash was provided by operations in 2001 as a result of increased net income (adjusted for non-cash items and certain other net gains and losses), deferred maintenance and support contract revenue and accrued expenses, partially offset by increased accounts receivable, other current and non-current assets and decreases to accounts payable. In 2001, net income was impacted by $3.1 million of non-cash charges, primarily arising from depreciation and amortization, and net foreign exchange gains of $298,000. Cash was provided by operations in 2000 as a result of increased net income (adjusted for non-cash items and certain other net gains and losses) and accrued expenses, partially offset by increases to accounts receivable, current and non-current assets and decreases to accounts payable. In 2000, net income included $1.2 million of depreciation and amortization and a $1.7 million net gain on the sale of a portion of our minority investment in the Indian software company.

    Investing activities provided cash of $8.8 million in 2002. Net cash used in investing activities was $11.8 million in 2001 and $11.9 million in 2000. In 2002, cash of $1.7 million was used to purchase fixed assets. Cash was provided by our sale of land and certain other property in Australia and our sale of our investment in the Indian software company. Also, marketable securities matured or were otherwise converted into cash equivalents increasing our balance of cash and cash equivalents by $9.1 million. In 2001, in addition to the purchase of fixed assets, $3.7 million, net of cash acquired, was used to purchase Branden and $7.3 million was invested in marketable securities, net of proceeds from maturities and sales of similar instruments. Also in 2001, $1.5 million of proceeds were received on the sale of certain facilities. In 2000, cash was used for purchases of property and equipment, primarily for computers, networking and materials laboratory test equipment to support our global product development activities, and to enable worldwide data communications. In 2000, in addition to the purchase of fixed assets, $7.9 million, net of cash acquired, was used to purchase C-Mold and $5.0 million was invested in marketable securities. Also in 2000, $1.8 million was provided by the sale of a portion of our minority investment in the Indian software company.

    Net cash of $55,000 was used in financing activities in 2002. Net cash provided by financing activities was $12.3 million in 2001 and $35.9 million in 2000. In 2002, we used $464,000 to reacquire 50,000 shares of our outstanding common stock. This was partially offset by proceeds received from stock option exercises, purchases of stock under our Employee Stock Purchase Plan and repayment of notes receivable from stockholders. Additionally, in September 2002, we used $916,000 to reacquire 194,165 shares of our common stock. In 2001, $13.0 million was provided by a second public offering of our common stock, stock option exercises and purchases of stock under our Employee Stock Purchase Plan. In 2001, we repaid in full our outstanding long-term debt obligations. In 2000, $36.9 million of cash was provided by the initial public offering of our common stock. Also in 2000, $1.0 million of cash was paid under bank note and capital lease obligations, net of new bank borrowings.

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

    We do not have any special purpose entities or off-balance sheet financing arrangements.

    As of June 30, 2002, our outstanding obligations for operating lease commitments were as follows (in thousands):

                                                              OPERATING
YEAR ENDING JUNE 30,                                           LEASES
--------------------                                          ---------
2003........................................................   $1,745
2004........................................................    1,693
2005........................................................    1,460
2006........................................................    1,219
2007........................................................    1,075
Thereafter..................................................    2,434
                                                               ------
                                                               $9,626
                                                               ======

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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EIFT) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is currently determining what effect, if any, SFAS No. 146 will have on its financial position and results of operations.

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

    THE EXISTING GENERAL ECONOMIC SLOWDOWN, PARTICULARLY IN OUR END MARKETS, MAY CONTINUE TO IMPACT OUR RESULTS.

    The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past twelve months which significantly and adversely affected our business in fiscal 2002. A continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue as compared to prior years, as was the case in fiscal 2002, or by lowering our revenue growth rates when compared to those experienced prior to fiscal 2002. In addition, terrorist attacks on the United States and other increased hostilities around the world are continuing to cause widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a further suspension in the normal purchasing patterns of our customers.

    OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND, AS A RESULT, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS INDICATORS OF FUTURE PERFORMANCE.

    We have experienced significant fluctuations in our results of operations on a quarterly basis. For instance, our total revenue in the fourth quarter of fiscal 2002 was $8.3 million as compared with total revenue of $9.4 million in the immediately preceding quarter. Further, we have historically experienced lower, a slight decline, or no growth in revenue in our first fiscal quarter as compared with the preceding quarter as a result of seasonal factors, which decrease demand for our products in this quarter. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

    - seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

    - changes in the mix of products and services we provide as sales of our Manufacturing Solutions products and our services will result in lower gross margins and a longer selling cycle,

    - the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure,

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

    OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY INTERNATIONAL BUSINESS RISKS.

    The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenues are derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

    - decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries,

    - decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

    - lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

    - decreased earnings based on changes in tax regulations in foreign jurisdictions,

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

    The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility in the past twelve months. Many factors may cause the market price for our common stock to decline, including:

    - revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter,

    - downward revisions in securities analysts' estimates or changes in general market conditions,

    - changes in our senior management personnel,

    - distribution or sale of shares of Moldflow stock by insiders or affiliated persons,

    - technological innovations by competitors or in competing technologies,

    - a decrease in the demand for our common stock,

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

    We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. We cannot assure you, however, that any efforts we make to hedge our exposure to currency exchange rate changes will be successful. For a more detailed description of our hedging activities, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Significant Judgments and Estimates--Hedge Accounting."

    We invest our excess cash balances in highly liquid, interest bearing instruments. These instruments expose us to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. These instruments, along with our accounts receivable, also potentially expose us to credit risk. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds, and similar high quality instruments to mitigate this credit risk. The credit risk associated with accounts receivable is minimal due to the large number of customers and their broad dispersion over geographic regions and industries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The index to the Consolidated Financial Statements of Moldflow Corporation is included in Item 15, and the Consolidated Financial Statements follow the signature pages to this Annual Report on Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. Incorporated herein by reference is the information appearing under the caption "Information Regarding Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

    EXECUTIVE OFFICERS. Incorporated herein by reference is the information appearing under the caption "Executive Officers" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information appearing under the caption "Information Regarding Moldflow Stock Ownership" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 14.  CONTROLS AND PROCEDURES

    None.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    15(a)(1) FINANCIAL STATEMENTS

    The financial statements and notes thereto are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

    15(a)(2) FINANCIAL STATEMENT SCHEDULE

    The following are contained on the indicated pages of this Annual Report on Form 10-K:

                                                              PAGE NO.
                                                              --------
Schedule II--Valuation and Qualifying Accounts..............     40

    Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

    15(a)(3) EXHIBITS

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

          *3.1 Third Amended and Restated Certificate of Incorporation of the Registrant.

          *3.2          Second Amended and Restated By-laws of the Registrant.

           3.3          Certificate of Amendment of Third Amended and Restated
                        Certificate of Incorporation.

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

        +10.24          Form of Incentive Stock Option Agreement under the Moldflow
                        Corporation 1997 Equity Incentive Plan.

        +10.25          Form of Non-Qualified Stock Option Agreement under the
                        Moldflow Corporation 1997 Equity Incentive Plan.

        +10.26          Form of Non-Qualified Stock Option Agreement for Australian
                        employees under the Moldflow Corporation 1997 Equity
                        Incentive Plan.

        +10.27          Employment Agreement, dated February 1, 2000, between the
                        Registrant and Marc J. L. Dulude.**

        +10.28          Employment Agreement, dated February 1, 2000, between the
                        Registrant and Suzanne E. Rogers MacCormack.**

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

        +10.32 Form of Director Indemnification Agreement to be entered into between the Registrant and each non-employee director.**

        +10.33          Form of Non-Qualified Stock Option Agreement for
                        Non-Employee Directors under the Moldflow Corporation
                        2000 Stock Option and Incentive Plan.**

      ***10.34          Lease, dated as of June 16, 2000 by and between Wayland
                        Business Center, LLC, as Landlord and Moldflow Corporation as Tenant.

      ***10.35          Amendment No. 1 to Employment Agreement dated March 20, 2000 between Moldflow Corporation and A. Roland Thomas.**

       ++10.36          Loan Agreement as of November 13, 2001 between Silicon
                        Valley Bank and Moldflow Corporation.

         10.37          Letter Agreement between Moldflow Corporation and Marc
                        Dulude dated as of July 2, 2002.**

         10.38          Employment Agreement, dated August 16, 2002, between the
                        Registrant and Suzanne E. Rogers MacCormack.**

         10.39          Employment Agreement, dated August 16, 2002, between the
                        Registrant and Kenneth R. Welch.**

EXHIBIT
NO.                     TITLE
-------                 -----
         10.40          Employment Agreement, dated August 16, 2002, between the
                        Registrant and Richard M. Underwood.**

         10.41          Employment Agreement dated August 16, 2002 between the
                        Registrant and A. Roland Thomas.**

         10.42 Loan Modification Agreement dated as of June 11, 2002 between Silicon Valley Bank and Moldflow.

         10.43 Loan Modification Agreement dated as of June 26, 2002 between Silicon Valley Bank and Moldflow.

          21.1          Subsidiaries of the Registrant.

          23.1          Consent of PricewaterhouseCoopers LLP.

------------------------

+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.

++ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

*** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated by reference thereto.

    15(b) REPORTS ON FORM 8-K

    Report on Form 8-K filed on June 11, 2002 regarding the appointment of
A. Roland Thomas as President and Chief Executive Officer and the resignation of Marc Dulude from those positions on June 5, 2002.

    15(c) EXHIBITS

    Exhibits filed with this Annual Report are as set forth in the Exhibit Index which immediately follows the Notes to the Consolidated Financial Statements.

    15(d) OTHER FINANCIAL STATEMENTS

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MOLDFLOW CORPORATION

                                                       By:       /s/ SUZANNE E. ROGERS MACCORMACK
                                                            -----------------------------------------
                                                                   Suzanne E. Rogers MacCormack
                                                                EXECUTIVE VICE PRESIDENT AND CHIEF
                                                                        FINANCIAL OFFICER

Date: September 19, 2002

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                                                       President, Chief Executive
                /s/ A. ROLAND THOMAS                     Officer and Director
     -------------------------------------------         (Principal Executive       September 19, 2002
                  A. Roland Thomas                       Officer)

                                                       Executive Vice President
                                                         and Chief Financial
          /s/ SUZANNE E. ROGERS MACCORMACK               Officer (Principal
     -------------------------------------------         Financial Officer and      September 19, 2002
            Suzanne E. Rogers MacCormack                 Principal Accounting
                                                         Officer)

                /s/ MARC J.L. DULUDE
     -------------------------------------------       Director                     September 19, 2002
                  Marc J.L. Dulude

                 /s/ ROGER E. BROOKS
     -------------------------------------------       Director                     September 19, 2002
                   Roger E. Brooks

               /s/ RICHARD A. CHARPIE
     -------------------------------------------       Director                     September 19, 2002
                 Richard A. Charpie

               /s/ FRANK W. HAYDU III
     -------------------------------------------       Director                     September 19, 2002
                 Frank W. Haydu III

               /s/ ROBERT P. SCHECHTER
     -------------------------------------------       Director                     September 19, 2002
                 Robert P. Schechter

                 /s/ CHARLES D. YIE
     -------------------------------------------       Director                     September 19, 2002
                   Charles D. Yie

                                 CERTIFICATIONS

    I, Suzanne E. Rogers MacCormack, certify that:

    1.  I have reviewed this annual report on Form 10-K of Moldflow Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        /s/ SUZANNE E. ROGERS MACCORMACK                  Executive Vice President   September 19, 2002
        --------------------------------------            and Chief Financial
        Suzanne E. Rogers MacCormack                      Officer
                                                          (Principal Financial
                                                          Officer and Principal
                                                          Accounting Officer)

    I, A. Roland Thomas, certify that:

    1.  I have reviewed this annual report on Form 10-K of Moldflow Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

        /s/ A. ROLAND THOMAS                              President, Chief           September 19, 2002
        --------------------------------------            Executive
        A. Roland Thomas                                  Officer and Director
                                                          (Principal Executive
                                                          Officer)

                                  SCHEDULE II

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS OF MOLDFLOW CORPORATION

                                                       BEGINNING                                 ENDING
ITEM                                                    BALANCE    ADDITIONS   DEDUCTIONS       BALANCE
----                                                   ---------   ---------   ----------       --------
                                                                        (IN THOUSANDS)
For the year ended June 30, 2000:
  Allowance for doubtful accounts....................   $  232      $  639(a)    $  (165)(b)     $  706
  Deferred tax asset valuation allowance.............    6,536       1,071(a)     (2,310)(c)      5,297
For the year ended June 30, 2001:
  Allowance for doubtful accounts....................      706         117(a)       (457)(b)        366
  Deferred tax asset valuation allowance.............    5,297         680(a)     (1,481)(c)      4,496
For the year ended June 30, 2002:
  Allowance for doubtful accounts....................      366         211(a)       (262)(b)        315
  Deferred tax asset valuation allowance.............    4,496         511(a)     (4,637)(c)        370

------------------------

(a) Additional provisions, acquired balances and foreign currency translation effects.

(b) Specific write-offs, recoveries and foreign currency translation effects.

(c) Utilization of net operating losses, reductions in other deferred tax assets and foreign currency translation effects.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet at June 30, 2001 and 2002........     F-2

Consolidated Statement of Income for the years ended
  June 30, 2000, 2001 and 2002..............................     F-3

Consolidated Statement of Stockholders' Equity for the years
  ended June 30, 2000, 2001 and 2002........................     F-4

Consolidated Statement of Cash Flows for the years ended
  June 30, 2000, 2001 and 2002..............................     F-5

Notes to Consolidated Financial Statements..................     F-6

Report of Independent Accountants...........................    F-30

                              MOLDFLOW CORPORATION

                           CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $32,969    $47,634
  Marketable securities.....................................   12,750      3,233
  Accounts receivable, net of allowance for doubtful
    accounts of $366 and $315 at June 30, 2001 and 2002,
    respectively............................................    7,241      5,927
  Inventories...............................................      539        705
  Prepaid expenses..........................................    1,069      1,061
  Other current assets......................................    1,701      2,332
                                                              -------    -------
    Total current assets....................................   56,269     60,892
Fixed assets, net...........................................    4,027      4,324
Intangible assets, net......................................    2,814      1,311
Goodwill....................................................    8,003      8,790
Other assets................................................      342        696
                                                              -------    -------
  Total assets..............................................  $71,455    $76,013
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,040    $ 1,164
  Accrued expenses..........................................    6,346      7,664
  Deferred revenue..........................................    6,372      7,931
                                                              -------    -------
    Total current liabilities...............................   13,758     16,759
Other long-term liabilities.................................      104        614
                                                              -------    -------
  Total liabilities.........................................   13,862     17,373
                                                              -------    -------
Commitments and contingencies (Note 18)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized at June 30, 2001 and 2002; no shares issued
    and outstanding at June 30, 2001 and 2002...............       --         --
  Common stock, $0.01 par value; 60,000,000 shares and
    40,000,000 shares authorized at June 30, 2001 and 2002,
    respectively; 10,094,763 and 10,146,175 shares issued at
    June 30, 2001 and 2002, respectively; 10,094,763 and
    10,110,813 shares outstanding at June 30, 2001 and 2002,
    respectively............................................      101        101
  Treasury stock, at cost; no shares and 35,362 shares at
    June 30, 2001 and 2002, respectively....................       --       (327)
  Additional paid-in capital................................   62,507     62,769
  Deferred stock compensation...............................      (28)        (8)
  Notes receivable from stockholders........................      (37)       (29)
  Accumulated deficit.......................................   (4,752)    (3,972)
  Accumulated other comprehensive income (loss).............     (198)       106
                                                              -------    -------
  Total stockholders' equity................................   57,593     58,640
                                                              -------    -------
  Total liabilities and stockholders' equity................  $71,455    $76,013
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
Revenue:
  Software licenses.........................................  $16,742    $24,494    $17,870
  Services..................................................   10,627     15,449     17,218
                                                              -------    -------    -------
    Total revenue...........................................   27,369     39,943     35,088
                                                              -------    -------    -------

Costs and expenses:
  Cost of software licenses revenue.........................      785      1,846      2,518
  Cost of services revenue..................................    1,057      1,440      1,401
  Research and development..................................    4,074      6,642      6,234
  Selling and marketing.....................................   13,495     19,396     18,134
  General and administrative................................    5,018      6,095      6,660
  Litigation................................................      785         --         --
  Nonrecurring charges......................................      284         --      1,272
  Amortization of goodwill..................................      206      1,100         --
  Amortization of other intangible assets...................      105        601        656
                                                              -------    -------    -------
    Total operating expenses................................   25,809     37,120     36,875
                                                              -------    -------    -------
Income (loss) from operations...............................    1,560      2,823     (1,787)

Interest income.............................................      512      2,203      1,464
Interest expense............................................      (85)       (64)        (9)
Other income, net...........................................    1,717        272      1,712
                                                              -------    -------    -------
    Income before income taxes..............................    3,704      5,234      1,380

Provision for income taxes..................................      251      1,726        600
                                                              -------    -------    -------

    Net income..............................................  $ 3,453    $ 3,508    $   780
                                                              =======    =======    =======
Net income per common share:
    Basic...................................................  $  1.29    $  0.36    $  0.08
    Diluted.................................................  $  0.48    $  0.35    $  0.08
Shares used in computing net income per common share:
    Basic...................................................    2,667      9,658     10,076
    Diluted.................................................    7,190     10,124     10,360

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        COMMON STOCK
                                                          CONVERTIBLE        -----------------------------------   TREASURY
                                                        PREFERRED STOCK                                             STOCK
                                                     ---------------------     SHARES     SHARES IN                --------
                                                       SHARES      AMOUNT      ISSUED      TREASURY    PAR VALUE   AT COST
                                                     ----------   --------   ----------   ----------   ---------   --------
Balance at June 30, 1999...........................   8,139,579   $ 12,366      553,177         --       $  6       $  --
Exercise of stock options..........................                              45,916                    --
Amortization of deferred compensation..............
Conversion of outstanding shares of convertible
  preferred stock to shares of common stock........  (8,139,579)   (12,366)   5,488,450                    55
Proceeds from initial public offering of common
  stock, net of issuance costs.....................                           3,000,000                    30
Exercise of warrants...............................                               9,294                    --
Proceeds from issuance of common stock to the
  underwriters of the Company's initial public
  offering of common shares pursuant to an option
  in the underwriting agreements...................                             181,656                     2
Interest on notes receivable from stockholders.....
Comprehensive income:
  Net income.......................................
  Change in unrealized gain on investments, net of
    taxes..........................................
  Foreign currency translation adjustment..........
  Comprehensive income.............................
                                                     ----------   --------   ----------    -------       ----       -----
Balance at June 30, 2000...........................          --         --    9,278,493                    93          --
Exercise of stock options..........................                              60,445                    --
Issuance of stock under employee stock purchase
  plan.............................................                              10,825                    --
Amortization of deferred compensation..............
Interest on notes receivable from stockholders.....
Stock options granted to a consultant..............
Proceeds from second public offering of common
  stock, net of issuance costs.....................                             575,000                     6
Proceeds from issuance of common stock to the
  underwriters of the Company's second public
  offering of common shares pursuant to an option
  in the underwriting agreements...................                             170,000                     2
Repayment of notes receivable from stockholders....
Comprehensive income:
  Net income.......................................
  Change in unrealized loss on investments, net of
    taxes..........................................
  Change in unrealized gains on hedging
    instruments, net of taxes......................
  Foreign currency translation adjustment..........
  Comprehensive income.............................
                                                     ----------   --------   ----------    -------       ----       -----
Balance at June 30, 2001...........................          --         --   10,094,763         --        101          --
Purchase of treasury stock.........................                                        (50,000)                  (464)
Exercise of stock options..........................                              23,276                    --
Issuance of stock under employee stock purchase
  plan.............................................                              28,136     14,638         --         137
Amortization of deferred compensation..............
Interest on notes receivable from stockholders.....
Repayment of notes receivable from stockholders....
Comprehensive income:
  Net income.......................................
  Change in unrealized loss on investments, net of
    taxes..........................................
  Change in unrealized losses on hedging
    instruments, net of taxes......................
  Foreign currency translation adjustment..........
  Comprehensive income.............................
                                                     ----------   --------   ----------    -------       ----       -----
Balance at June 30, 2002...........................          --   $     --   10,146,175    (35,362)      $101       $(327)
                                                     ==========   ========   ==========    =======       ====       =====


                                                                                    NOTES                       ACCUMULATED
                                                     ADDITIONAL     DEFERRED      RECEIVABLE                       OTHER
                                                      PAID-IN        STOCK           FROM       ACCUMULATED    COMPREHENSIVE
                                                      CAPITAL     COMPENSATION   STOCKHOLDERS     DEFICIT      INCOME (LOSS)
                                                     ----------   ------------   ------------   ------------   --------------
Balance at June 30, 1999...........................   $   270         $(67)         $(198)        $(11,713)        $  606
Exercise of stock options..........................        35
Amortization of deferred compensation..............                     20
Conversion of outstanding shares of convertible
  preferred stock to shares of common stock........    12,311
Proceeds from initial public offering of common
  stock, net of issuance costs.....................    34,673
Exercise of warrants...............................        --
Proceeds from issuance of common stock to the
  underwriters of the Company's initial public
  offering of common shares pursuant to an option
  in the underwriting agreements...................     2,193
Interest on notes receivable from stockholders.....                                   (12)
Comprehensive income:
  Net income.......................................                                                  3,453
  Change in unrealized gain on investments, net of
    taxes..........................................                                                                 2,281
  Foreign currency translation adjustment..........                                                                  (167)

  Comprehensive income.............................
                                                      -------         ----          -----         --------         ------
Balance at June 30, 2000...........................    49,482          (47)          (210)          (8,260)         2,720
Exercise of stock options..........................        90
Issuance of stock under employee stock purchase
  plan.............................................       147
Amortization of deferred compensation..............                     19
Interest on notes receivable from stockholders.....                                   (17)
Stock options granted to a consultant..............         5
Proceeds from second public offering of common
  stock, net of issuance costs.....................     9,733
Proceeds from issuance of common stock to the
  underwriters of the Company's second public
  offering of common shares pursuant to an option
  in the underwriting agreements...................     3,050
Repayment of notes receivable from stockholders....                                   190
Comprehensive income:
  Net income.......................................                                                  3,508
  Change in unrealized loss on investments, net of
    taxes..........................................                                                                (1,953)
  Change in unrealized gains on hedging
    instruments, net of taxes......................                                                                   143
  Foreign currency translation adjustment..........                                                                (1,108)

  Comprehensive income.............................
                                                      -------         ----          -----         --------         ------
Balance at June 30, 2001...........................    62,507          (28)           (37)          (4,752)          (198)
Purchase of treasury stock.........................
Exercise of stock options..........................        46
Issuance of stock under employee stock purchase
  plan.............................................       216
Amortization of deferred compensation..............                     20
Interest on notes receivable from stockholders.....                                    (2)
Repayment of notes receivable from stockholders....                                    10
Comprehensive income:
  Net income.......................................                                                    780
  Change in unrealized loss on investments, net of
    taxes..........................................                                                                  (880)
  Change in unrealized losses on hedging
    instruments, net of taxes......................                                                                  (422)
  Foreign currency translation adjustment..........                                                                 1,606

  Comprehensive income.............................
                                                      -------         ----          -----         --------         ------
Balance at June 30, 2002...........................   $62,769         $ (8)         $ (29)        $ (3,972)        $  106
                                                      =======         ====          =====         ========         ======


                                                         TOTAL
                                                     STOCKHOLDERS'   COMPREHENSIVE
                                                        EQUITY           INCOME
                                                     -------------   --------------
Balance at June 30, 1999...........................    $  1,270
Exercise of stock options..........................          35
Amortization of deferred compensation..............          20
Conversion of outstanding shares of convertible
  preferred stock to shares of common stock........          --
Proceeds from initial public offering of common
  stock, net of issuance costs.....................      34,703
Exercise of warrants...............................          --
Proceeds from issuance of common stock to the
  underwriters of the Company's initial public
  offering of common shares pursuant to an option
  in the underwriting agreements...................       2,195
Interest on notes receivable from stockholders.....         (12)
Comprehensive income:
  Net income.......................................       3,453         $ 3,453
  Change in unrealized gain on investments, net of
    taxes..........................................       2,281           2,281
  Foreign currency translation adjustment..........        (167)           (167)
                                                                        -------
  Comprehensive income.............................                     $ 5,567
                                                       --------         =======
Balance at June 30, 2000...........................      43,778
Exercise of stock options..........................          90
Issuance of stock under employee stock purchase
  plan.............................................         147
Amortization of deferred compensation..............          19
Interest on notes receivable from stockholders.....         (17)
Stock options granted to a consultant..............           5
Proceeds from second public offering of common
  stock, net of issuance costs.....................       9,739
Proceeds from issuance of common stock to the
  underwriters of the Company's second public
  offering of common shares pursuant to an option
  in the underwriting agreements...................       3,052
Repayment of notes receivable from stockholders....         190
Comprehensive income:
  Net income.......................................       3,508         $ 3,508
  Change in unrealized loss on investments, net of
    taxes..........................................      (1,953)         (1,953)
  Change in unrealized gains on hedging
    instruments, net of taxes......................         143             143
  Foreign currency translation adjustment..........      (1,108)         (1,108)
                                                                        -------
  Comprehensive income.............................                     $   590
                                                       --------         =======
Balance at June 30, 2001...........................      57,593
Purchase of treasury stock.........................        (464)
Exercise of stock options..........................          46
Issuance of stock under employee stock purchase
  plan.............................................         353
Amortization of deferred compensation..............          20
Interest on notes receivable from stockholders.....          (2)
Repayment of notes receivable from stockholders....          10
Comprehensive income:
  Net income.......................................         780         $   780
  Change in unrealized loss on investments, net of
    taxes..........................................        (880)           (880)
  Change in unrealized losses on hedging
    instruments, net of taxes......................        (422)           (422)
  Foreign currency translation adjustment..........       1,606           1,606
                                                                        -------
  Comprehensive income.............................                     $ 1,084
                                                       --------         =======
Balance at June 30, 2002...........................    $ 58,640
                                                       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  3,453   $  3,508   $    780
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on sale of investment in unaffiliated company......    (1,744)        --       (504)
    Loss (gain) on disposals of fixed assets................        40          7       (622)
    Depreciation and amortization...........................     1,240      2,877      1,964
    Provision for doubtful accounts.........................        13        102        211
    Foreign exchange gains..................................       (17)      (298)      (206)
    Other non-cash charges to income........................        12         72        165
    Changes in assets and liabilities, net of effects of
      acquisitions in 2000 and 2001:
      Accounts receivable...................................      (600)    (1,784)     1,705
      Inventories, prepaid expenses, other current assets...      (891)      (829)       (78)
      Other assets..........................................      (211)       (49)      (341)
      Accounts payable......................................      (212)      (205)        38
      Accrued expenses......................................       332      1,239        870
      Deferred revenue......................................       (38)     1,586        979
                                                              --------   --------   --------
        Net cash provided by operating activities...........     1,377      6,226      4,961
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................      (875)    (2,072)    (1,745)
  Proceeds from fixed asset disposals.......................         4      1,543        931
  Purchases of marketable securities........................    (4,957)   (15,528)        --
  Sales of marketable securities............................        --      8,195      9,085
  Acquisition of C-Mold, net of cash acquired...............    (7,860)      (278)        --
  Acquisition of Branden Technologies, net of cash
    acquired................................................        --     (3,679)        --
  Proceeds from sale of investment in unaffiliated
    company.................................................     1,779         --        565
                                                              --------   --------   --------
        Net cash provided by (used in) investing
          activities........................................   (11,909)   (11,819)     8,836
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes receivable from stockholders...........        --        190         10
  Borrowings on bank notes payable..........................     1,450          5         --
  Payments on bank notes payable............................    (2,276)      (898)        --
  Payments on capital lease obligations.....................      (180)        (9)        --
  Proceeds from issuance of common stock....................    36,921     13,028        399
  Purchase of treasury stock................................        --         --       (464)
                                                              --------   --------   --------
        Net cash provided by (used in) financing
          activities........................................    35,915     12,316        (55)
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       636     (1,013)       923
                                                              --------   --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    26,019      5,710     14,665
Cash and cash equivalents, beginning of year................     1,240     27,259     32,969
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 27,259   $ 32,969   $ 47,634
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    104   $     46   $     --
  Cash paid for income taxes................................       212      1,290        930
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisition of fixed assets under capital leases..........  $     34   $     --   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                              MOLDFLOW CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

    Moldflow Corporation (the "Company") was formed to design, develop, manufacture and market computer software applications for the design, engineering and manufacture of injection molded plastic parts and, as such, revenues are derived from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

    On April 13, 2000, the Company completed an acquisition of Advanced CAE Technology, Inc., which formerly conducted business as "C-Mold" (Note 3). On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. (Note 3). These business combinations were accounted for using the purchase method of accounting. Accordingly, these financial statements include the financial position and results of operations of C-Mold and Branden from the dates of their respective acquisition.

    The Company's fiscal year end is June 30. References to 2000, 2001 or 2002 mean the fiscal year ended June 30, unless otherwise indicated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date. Statement of income amounts are translated at the average rate for the year. Resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income and expense. Net foreign currency transaction gains were $17,000, $298,000 and $206,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments and money market accounts of major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at amortized cost, which approximates fair value. At June 30, 2002, 38%, 32%, 12% and 12%, respectively, of the Company's cash and cash equivalents were invested in money market and investment accounts of four separate financial institutions. The remaining 4% of the Company's cash and cash equivalents were held in various operating bank accounts of its subsidiaries.

MARKETABLE SECURITIES

    At June 30, 2002, the Company's marketable securities consisted of corporate bonds with maturities in excess of three months but less than one year. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in

                              MOLDFLOW CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accumulated other comprehensive income, net of the related tax effect. At
June 30, 2001, marketable securities also included shares of a publically traded Indian software company. These shares represented a minority interest in the company and were sold in December 2001 for cash proceeds of $565,000. The realized gain on the sale of these shares of $504,000, net of related selling expenses, was included as a component of other income and expense.

    As of June 30, 2001 and 2002, the unrealized gains (losses) on these marketable securities were $328,000, net of the related tax provision of $39,000, and $(5,000), net of related tax benefit of $3,000, respectively.

ACCOUNTS RECEIVABLE, CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable and marketable securities. The Company's customer base consists of a large number of geographically dispersed customers. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. To date, such losses, in the aggregate, have not exceeded management expectations.

    The Company invests its excess cash in financial instruments with high credit quality in accordance with its investment policy, as approved by the board of directors. The primary objective of this policy is the preservation of the Company's capital. Investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds, and similar high quality instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2002, the Company was in compliance with this policy.

    Revenue of $2.3 million (8% of total revenue), $2.5 million (6% of total revenue) and $958,000 (3% of total revenue) was attributable to one customer in fiscal 2000, 2001 and 2002, respectively. At June 30, 2001 and 2002, accounts receivable from that customer were $353,000 (5% of total accounts receivable) and $401,000 (7% of total accounts receivable), respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At June 30, 2002, the Company's financial instruments consisted of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying amounts of these instruments at June 30, 2002 approximate their fair values.

INVENTORIES

    Inventories are predominantly finished goods and are stated at the lower of cost, using the first-in, first-out method, or market value. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the market value of the items based upon assumptions of future demand and market conditions and their cost. These write-downs for the year ended June 30, 2002, were $138,000.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FIXED ASSETS

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

HEDGING

    The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to fifteen months using currency options, zero cost collars and other combinations of options that constitute net purchased options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction impacts earnings or is considered probable of not occurring. Once the underlying forecasted transaction is realized or is considered probable of not occurring, the appropriate gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expense. At the inception of the hedge transaction and at least on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items.

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

    From the end of the fourth quarter of fiscal 2001, the assessment of hedge effectiveness has been based on changes in an instrument's total value. Management considers that, through the date of the forecasted sales and research and development payments, the hedge will be completely effective since the critical terms of the derivative contract exactly match those of the forecasted transaction.

    If the Company determines that a forecasted transaction is no longer probable of occurring or probable of not occurring or that the hedging instrument is no longer highly effective, the Company discontinues hedge accounting for the ineffective portion of the hedging instrument, and any unrealized gain or loss on the contract is recognized in current earnings as a component of other income and expenses.

GOODWILL AND INTANGIBLE ASSETS

    Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchases of C-Mold and Branden Technologies (Note 3). During fiscal 2002, the Company adopted

                              MOLDFLOW CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (Note 4). Among other things, these standards address the accounting and reporting for goodwill and other intangible assets at and subsequent to the date of acquisition. Under these standards, goodwill is no longer amortized and, as such, the Company stopped amortizing its goodwill as of July 1, 2001.

    Other intangible assets are amortized using the straight-line method over each asset's respective useful life. The useful lives of intangible assets acquired in the purchases of C-Mold and Branden Technologies are as follows:

                                                               ESTIMATED
                                                              USEFUL LIFE
                                                                (YEARS)
                                                              -----------
Customer base...............................................      7
Developed technology........................................     4-7
Non-compete agreements......................................     2-5

    As of June 30, 2002 the carrying value of goodwill and other intangible assets was $10.1 million, net of accumulated amortization of $2.7 million.

IMPAIRMENT OF INTANGIBLE ASSETS, GOODWILL AND OTHER LONG-LIVED ASSETS

    The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, prior to July 1, 2001, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2001 is evaluated in accordance with SFAS No. 142 (Note 4).

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

    In June 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. The Company adopted SAB 101 in its fourth quarter of fiscal 2001, without having a material impact on its financial position or its results from operations.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company recognizes revenue from sales of software licenses upon product shipment provided that evidence of the purchase commitment exists, the license fee is fixed or determinable, collection is reasonably assured and all other revenue recognition criteria of SOP 97-2 are met. The Company's software products do not require significant modification or customization. Installation of the products is generally routine and requires insignificant effort. The Company recognizes revenue from maintenance and support contracts ratably over the related contract period and from training and other services as they are performed.

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

    When VSOE does not exist for all of the delivered elements of an arrangement but does exist for the undelivered elements, the Company employs the "residual method" of accounting for revenue recognition, as defined by SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. VSOE for the undelivered elements is determined based on the prices charged to customers when these elements are sold separately, typically from the renewal of the annual maintenance and support contracts.

SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Subsequently, the costs are amortized to cost of software licenses revenue over the estimated economic life of the product.

    Costs of software applications developed or obtained for internal use that are incurred during the applications' development stage are capitalized in accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." Such costs eligible for capitalization have not been significant to date.

ADVERTISING COSTS

    The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended June 30, 2000, 2001 and 2002 were $714,000, $936,000 and $1.1 million, respectively.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company's common stock at the date of grant. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation"
(Note 14). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

NET INCOME PER COMMON SHARE

    Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the weighted average effect of vested restricted stock. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including options, warrants and unvested restricted stock. The dilutive effect of options, warrants and unvested restricted stock to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period (Note 15).

COMPREHENSIVE INCOME

    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2002, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities and hedging instruments. The individual components of comprehensive income are reflected in the consolidated statement of stockholders' equity for the years ended June 30, 2000, 2001 and 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management does not believe SFAS No. 144 will have a material impact on its financial position and results of operations.

                              MOLDFLOW CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is currently determining what effect, if any, SFAS No. 146 will have on its financial position and results of operations.

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

                              MOLDFLOW CORPORATION

3.  ACQUISITIONS (CONTINUED)
    In November 2000, the Company sold its facility in Louisville, Kentucky, which had been acquired as part of the Company's purchase of C-Mold, for proceeds of $1.2 million. As such, the realized gain of $123,000 was recorded as a reduction to goodwill. In connection with the sale, the Company retired the outstanding mortgage debt on the property, which was $604,000. In March 2001, the Company sold a facility in Taiwan that had also been acquired as part of the acquisition of C-Mold, for proceeds of $417,000. The loss of $39,000 realized on this sale has been recorded as an increase to goodwill. Also, during the year ended June 30, 2001, certain other preacquisition contingencies were resolved that resulted in a $363,000 increase in the consideration paid for C-Mold, which was recorded as an increase to goodwill.

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
                                                              -------
                                                              $ 2,621
                                                              =======

4.  GOODWILL AND INTANGIBLE ASSETS

    During the first quarter of fiscal 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 establishes the purchase method as the only acceptable methodology for accounting for a business combination. In addition, SFAS No. 141 provides guidance for allocating the cost of an acquired entity, including the recognition and identification of goodwill and other intangible assets. Under SFAS No. 141, an assembled workforce does not meet the criteria for recognition as an intangible asset that is separable from goodwill. As such, at July 1, 2001, the Company reclassified to goodwill the carrying value of its previously identified assembled workforces that were recognized in the Company's

                              MOLDFLOW CORPORATION

4. GOODWILL AND INTANGIBLE ASSETS (CONTINUED) acquisitions of C-Mold and Branden Technologies (Note 3). As a result of this reclassification, the gross carrying value of goodwill increased by $786,000 to $10.4 million.

    SFAS No. 142 addresses accounting and reporting for goodwill and other intangible assets at and subsequent to the date of acquisition. SFAS No. 142 provides guidance in determining the useful life of intangible assets, stating that some intangible assets may have an indefinite useful life to a company. SFAS No. 142 also eliminates amortization of goodwill and introduces a two-step impairment test model to be applied upon adoption and annually thereafter. In adopting SFAS No. 142, the Company conducted the required transitional impairment test as of July 1, 2001, concluding that no impairment of the goodwill acquired in the acquisitions of C-Mold and Branden Technologies had occurred. The Company ceased the amortization of goodwill as of July 1, 2001 and reviewed the intangible assets acquired in the aforementioned transactions, concluding that no change need be made to the previously estimated useful lives of those items.

    For the purposes of the impairment tests, the Company considers itself a single reporting unit, as defined by SFAS No. 142. To conduct these tests, the fair value of the reporting unit is compared to its carrying value. To the extent that the reporting unit's carrying value exceeds its fair value, the Company must then compare the implied fair value of the reporting units' goodwill to its carrying value to determine if an impairment has occurred. This exercise entails the allocation of the reporting units' total fair value to its assets and liabilities in a manner similar to that of the purchase price allocation methodology prescribed under SFAS No. 141. Any resulting impairment would be expensed immediately.

    To estimate its fair value, the Company first employs a market value approach. Under this approach, the average closing price of the Company's common stock, as reported by the Nasdaq national market, is determined for a set number of days in its third fiscal quarter. A control premium is added to this average price based upon an estimation by independent valuation professionals engaged to compile and examine a five-year history of merger and acquisition history of similar sized business in the Company's industry. This adjusted value is deemed to be the fair value of the Company's stock under the market value approach and is multiplied by the number of shares of common stock outstanding to determine the Company's total fair value. This is then compared to the recorded carrying value of the Company's total net assets on that same day to identify potential impairment. While the Company believes that the market value approach provides a reasonable estimate of fair value, there are macroeconomic factors that could significantly affect the results of this methodology. If the Company believes that these factors have resulted in an inaccurate estimation of fair value, other valuation models will be employed including the income approach or the cost approach. The blended results from these three methodologies would then be used to estimate the total fair value of the Company.

    The Company conducted the required annual impairment test, and concluded that no impairment had occurred.

                              MOLDFLOW CORPORATION

4.  GOODWILL AND INTANGIBLE ASSETS (CONTINUED)
    The following table reflects the unaudited adjusted net income of the Company, giving effect to SFAS No. 142 as if it were adopted on July 1, 1999:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net income, as reported.....................................   $3,453     $3,508     $  780
Add back: goodwill amortization expense, net of tax.........      192        737         --
Add back: assembled workforce amortization expense, net of
  tax.......................................................       41        150         --
                                                               ------     ------     ------
Net income, as adjusted.....................................   $3,686     $4,395     $  780
                                                               ======     ======     ======
Basic net income per common share:
  As reported...............................................   $ 1.29     $ 0.36     $ 0.08
  As adjusted...............................................   $ 1.38     $ 0.46     $ 0.08

Diluted net income per common share:
  As reported...............................................   $ 0.48     $ 0.35     $ 0.08
  As adjusted...............................................   $ 0.51     $ 0.43     $ 0.08

    All of the Company's acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. Intangible assets include customer base, developed technologies and non-compete agreements. No significant residual value is estimated for the intangible assets. Intangible asset amortization for the fiscal years ended June 30, 2000, 2001 and 2002 was $105,000, $601,000 and $656,000, respectively. The components of intangible assets are as follows (in thousands):

                                               JUNE 30, 2001                         JUNE 30, 2002
                                   -------------------------------------   ----------------------------------
                                    GROSS                         NET       GROSS                      NET
                                   CARRYING   ACCUMULATED       CARRYING   CARRYING   ACCUMULATED    CARRYING
                                    AMOUNT    AMORTIZATION       AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                   --------   ------------      --------   --------   ------------   --------
Intangible assets:
  Assembled workforce............   $1,054       $(268)          $  786         --           --           --
  Customer base..................      330         (12)             318     $  330      $   (58)      $  272
  Developed technology...........      975        (210)             765        975         (420)         555
  Non-compete agreements.........    1,161        (216)             945      1,100         (616)         484
                                    ------       -----           ------     ------      -------       ------
Total............................   $3,520       $(706)          $2,814     $2,405      $(1,094)      $1,311
                                    ======       =====           ======     ======      =======       ======

    In May 2002, the Company settled several claims outstanding against an escrow account established in our acquisition of C-Mold. This settlement resulted in the receipt of $470,000 of cash which was applied against certain prepaid expenses and liabilities recorded in the acquisition. In addition, a $61,000 intangible asset related to a non-compete agreement was considered impaired after the settlement and was expensed. These amounts resulted in the recognition of $446,000 of net non-recurring gains which were recorded as other income.

    As of June 30, 2002, the Company believes there are no additional impairment losses of its intangible assets, goodwill and other long-lived assets. However, no assurances can be given that future evaluations of intangible assets, goodwill and other long-lived assets will not result in changes as a result of future impairment.

                              MOLDFLOW CORPORATION

4.  GOODWILL AND INTANGIBLE ASSETS (CONTINUED)
    Expected future estimated annual amortization expense of intangible assets is as follows:

                                                                ESTIMATED
                                                               AMORTIZATION
FISCAL YEAR                                                      EXPENSE
-----------                                                   --------------
                                                              (IN THOUSANDS)
2003........................................................      $  534
2004........................................................         333
2005........................................................         189
2006........................................................          93
2007........................................................          93
Thereafter..................................................          69
                                                                  ------
                                                                  $1,311
                                                                  ======

5.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    In fiscal 2001, the Company initiated a hedging program designed to reduce the exposure to changes in currency exchange rates.

    At June 30, 2002, currency options and collars designated as hedging instruments with notional amounts of $4.9 million, $18.1 million and $5.2 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, have been recorded as components of other current assets or other current liabilities, depending on their valuation. At June 30, 2002, instruments with fair values of $379,000 and $637,000 were recorded as components of other current assets and accrued expenses, respectively. Net unrealized losses on these instruments of $279,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next fifteen months. During the year ended June 30, 2002, gains of $293,000 were recorded as components of other income and expense on the effective portion of options that were settled. For the year ended June 30, 2002, a loss of $13,000 was recognized on the ineffective portion of these options. In June 2002, the Company discontinued hedge accounting for the excess portion of instruments that were hedging transactions considered probable of not occurring. These ineffective portions were immediately sold and a net gain of $29,000 was recognized in current earnings as a component of other income and expenses.

    At June 30, 2001, currency options and collars designated as hedging instruments with notional amounts of $14.5 million, $13.1 million and $4.9 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair value of the outstanding options as of June 30, 2001 was $378,000, which was included in other current assets. Unrealized gains on these instruments were $143,000 at June 30, 2001. During the year ended June 30, 2001, a net loss of $5,000 related to these hedging activities was recorded as a component of other income and expense. The charge represented recognition of the ineffective portion of the Company's outstanding options of $289,000, offset by gains of $284,000 from the effective portion of hedges that were settled during the period.

    The Company held no derivatives during the years ending June 30, 2000, 2001 and 2002 for non-hedging purposes.

                              MOLDFLOW CORPORATION

6.  SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Software development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. The Company established technological feasibility of Moldflow Plastics Insight version 3.0 ("MPI 3.0") in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS
No. 86, research and development costs of $602,000 were capitalized during the year ended June 30, 2002. These development costs are included in fixed assets and are being amortized to cost of software licenses revenue over the estimated economic life of the product of five years. Accumulated amortization of capitalized software development costs was $71,000 at June 30, 2002.

7.  FIXED ASSETS

    Fixed assets consist of the following (in thousands):

                                                    ESTIMATED          JUNE 30,
                                                   USEFUL LIFE    -------------------
                                                     (YEARS)        2001       2002
                                                   ------------   --------   --------
Land.............................................      --         $   427    $   202
Buildings........................................      30           1,062      1,183
Equipment........................................      5-7            933        742
Computer equipment...............................      3-5          2,928      3,716
Furniture and fixtures...........................     7-10            711        679
Computers and equipment under capital leases.....      3-7            427        475
Software.........................................       5             311      1,021
Other............................................     3-10            302        842
                                                                  -------    -------
                                                                    7,101      8,860
Less--accumulated depreciation and
  amortization...................................                  (3,074)    (4,536)
                                                                  -------    -------
                                                                  $ 4,027    $ 4,324
                                                                  =======    =======

    Depreciation expense, including amortization of assets under capital leases, was $929,000, $1.2 million, and $1.3 million for the years ended June 30, 2000, 2001 and 2002, respectively. Accumulated amortization for assets held under capital leases was $575,000, $587,000 and $442,000 at June 30, 2000, 2001 and
2002, respectively.

    In fiscal 2001, the Company sold two facilities with a total net carrying value of $1.5 million that were acquired in the purchase of C-Mold (Note 3), resulting in a net gain of $84,000. Also in fiscal 2001, $916,000 of fully depreciated assets were removed from service and retired.

    In November 2001, the Company sold a portion of its land and certain other property near Melbourne, Australia for cash proceeds of $930,000. The realized gain on the sale of $625,000, net of related selling expenses, has been included as a component of other income and expense.

                              MOLDFLOW CORPORATION

8.  ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Employee wages and commissions..............................   $  905     $  803
Employee leave costs........................................      473        806
Employee retirement costs...................................      564        282
Professional fees...........................................      565        583
Taxes and withholding.......................................    2,579      3,062
Severance costs.............................................      113         --
Travel costs................................................      107        146
Employee stock purchase plan withholdings...................      177        131
Employee health plan costs..................................      250        100
Restructuring costs (Note 9)................................       --        247
Foreign currency options....................................       --        637
Other.......................................................      613        867
                                                               ------     ------
                                                               $6,346     $7,664
                                                               ======     ======

9.  RESTRUCTURING PLAN

    On April 19, 2002, the Company's Board of Directors approved a corporate restructuring plan. The plan included the involuntary termination of 37 employees, closing certain leased offices and reducing the size of other leased offices. Management currently anticipates that the facility closures and activities to which all these charges relate will be substantially completed within one year of the respective Board approval date.

    As a result of the restructuring plan, the Company recorded pre-tax charges of $1.3 million ($720,000 after tax or $0.07 per diluted share). The following table presents the pre-tax charges, incurred by category of expenditure, and related restructuring reserve accruals included in accrued expenses and other long-term liabilities in the Company's consolidated balance sheet:

                                              EMPLOYEE             LEASE          OTHER
                                           SEVERANCE COSTS   TERMINATION COSTS    COSTS       TOTAL
                                           ---------------   -----------------   --------   ----------
Restructuring charges....................     $382,000            $724,000       $166,000   $1,272,000
Cash payments............................      351,000              82,000         42,000      475,000
                                              --------            --------       --------   ----------
Balance at June 30, 2002.................     $ 31,000            $642,000       $124,000   $  797,000
                                              ========            ========       ========   ==========

    As part of the Company's restructuring plan, management identified surplus facilities for closure or reduction. Included in this was a significant reduction in size of a leased facility in the United Kingdom. In relation to this reduction, a charge of $606,000 was recorded, representing 40% of the Company's remaining seven-year lease obligation. Lease termination costs for other office closures and other equipment leases were $118,000. The write-downs of fixed assets associated with the administrative facility closings were not significant. As of July 31, 2002, five leased locations have been closed.

    Employee severance costs consist of severance pay for 37 employees and health care continuation costs for certain of those employees, all of whom were terminated before June 30, 2002. Included in

                              MOLDFLOW CORPORATION

9.  RESTRUCTURING PLAN (CONTINUED)
that amount were 12 technical positions, 17 sales and marketing positions and 8 administrative positions.

    Other restructuring costs included various professional, legal and tax fees of $162,000 and travel costs of $4,000.

10.  CREDIT FACILITIES

    In fiscal 2002, the Company completed the restructuring of its existing working capital credit facility, establishing a new, unsecured $5.0 million facility with a domestic bank. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts of other cash management lines. Loans against the facility bear interest at the bank's prime rate (4.75% at June 30, 2002). The facility includes certain restrictive covenants, all of which the Company was in compliance with as of June 30, 2002. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell assets without prior approval from the bank. As of June 30, 2002, the Company had employed $2.2 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. As of June 30, 2002, there were no loans advanced against the facility and the remaining available borrowing base was $2.8 million.

    Certain subsidiaries of the Company have established credit facilities with two separate financial institutions for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates, plus 2% per annum (10% at June 30, 2002). These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of June 30, 2002.

    Certain subsidiaries of the Company have established other credit facilities with two separate financial institutions for general working capital requirements and foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates, plus 1.5% per annum (10.1% at June 30, 2002). Advances against these facilities are secured by a $130,000 term deposit and the assets of a subsidiary of the Company. There were no advances against these facilities as of June 30, 2002.

11.  PREFERRED STOCK

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

    At June 30, 2002, there were no shares of preferred stock issued or outstanding.

                              MOLDFLOW CORPORATION

12.  COMMON STOCK

    Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

    On July 1, 1998, the Company issued 551,287 shares of its common stock to certain officers and senior managers of the Company for a cash purchase price of $198,000. In connection with this issuance, the employees entered into Stock Restriction Agreements that contain restrictions on the sale of the shares by the employees and loan agreements evidenced by promissory notes bearing interest at 5.77% and maturing on June 30, 2003. The shares purchased by the employees under the Stock Restriction Agreements vest on varying schedules through fiscal year 2003. Promissory note repayments to the Company were $190,000 and $10,000 during fiscal years 2001 and 2002, respectively. As of June 30, 2002, 6,726 shares were subject to restriction.

    On March 31, 2000, the Company completed an initial public offering of common stock, which resulted in the issuance of 3,000,000 shares of common stock. Proceeds to the Company, net of the underwriting discount and costs of the offering, were $34.7 million. Additionally, effective March 31, 2000, the number of authorized shares of common stock of the Company was increased to 60,000,000 and was subsequently reduced to 40,000,000 in fiscal 2002.

    On April 13, 2000, the underwriters of the Company's initial public offering exercised their option to purchase an additional 450,000 shares of common stock, of which 181,656 shares were issued by the Company. The proceeds to the Company, net of the underwriting discount, were $2.2 million.

    On December 12, 2000, the Company completed a public offering of 2,305,000 shares of common stock, of which 1,730,000 shares were sold by certain selling stockholders and 575,000 shares were issued and sold by the Company. The proceeds to the Company, net of underwriting discount and costs of the offering, were $9.7 million. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

    On December 19, 2000, the underwriters of the public offering exercised their option to purchase an additional 345,750 shares of common stock, of which 170,000 were issued by the Company. The proceeds to the Company, net of the underwriting discount, were $3.1 million.

    At June 30, 2002 the Company had 3,097,975 shares of its common stock reserved for issuance under the Company's 1997 Equity Incentive Plan, 2000 Stock Option and Incentive Plan and Employee Stock Purchase Plan. Of these, 10,282 shares were added during fiscal 2002 pursuant to a provision in the Company's 2000 Stock Option and Incentive Plan that automatically increases the number of shares available for grant by 20% of the total number of shares of common stock issued during each six month period ending June 30 and December 31.

13.  TREASURY STOCK

    On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock, pursuant to which the Company has reacquired 50,000 shares for $464,000, at an average cost of $9.28 per share. During fiscal 2002, 14,638 of these shares were reissued under the Company's Employee Stock Purchase Plan.

                              MOLDFLOW CORPORATION

14.  STOCK PLANS

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

    In January 1999 an amendment was made to certain employee stock options which resulted in a determinable measurement date. Deferred compensation of $77,000 was recorded, in accordance with APB No. 25, and is being amortized over the related vesting period. Related compensation expense of $20,000, $19,000 and $20,000 was recorded during the years ended June 30, 2000, 2001 and 2002, respectively.

    During fiscal 2000, the Company granted options to purchase 1,042 shares of its common stock at an exercise price below the then fair market value of the Company's stock, as determined by the Board of Directors. In addition, the Company granted a fully vested option to purchase 521 shares of its common stock to a consultant. The Company recorded compensation expense of $12,000 in fiscal 2000 relating to these two option grants. During fiscal 2001, the Company granted a fully vested option to purchase 312 shares of its common stock to a consultant, for which the Company recorded compensation expense of $5,000.

    Except for the options noted above, no other compensation cost has been recognized for employee stock-based compensation for the years ended June 30, 2000, 2001 and 2002. Had compensation cost been determined based on the fair value at the grant dates for awards in 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been the pro forma amounts indicated below. Because options vest over several years and additional option

                              MOLDFLOW CORPORATION

14.  STOCK PLANS (CONTINUED)
grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

                                                         YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                      2000       2001       2002
                                                    --------   --------   --------
                                                            (IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
Net income (loss):
  As reported.....................................  $ 3,453     $3,508    $   780
  Pro forma.......................................  $ 2,285     $ (470)   $(4,919)
Net income (loss) per common share:
  Basic--as reported..............................  $  1.29     $ 0.36    $  0.08
  Pro forma basic.................................  $  0.86     $(0.05)   $ (0.49)
  Diluted--as reported............................  $  0.48     $ 0.35    $  0.08
  Pro forma diluted...............................  $  0.32     $(0.05)   $ (0.49)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

                                                           YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                     2000          2001          2002
                                                   --------      --------      --------
  Dividend yield.................................      --             --             --
  Volatility.....................................   75.00%         93.30%         73.88%
  Risk-free interest rate........................     6.3%           6.5%           4.5%
  Expected option life (in years)................     7.3            7.5            4.4

    A summary of the status of the Company's stock options as of June 30, 2000, 2001 and 2002, and changes during the years then ended, is presented below:

                                      2000                           2001                            2002
                          ----------------------------   -----------------------------   -----------------------------
                                      WEIGHTED AVERAGE                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                           SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                          ---------   ----------------   ----------   ----------------   ----------   ----------------
Outstanding at beginning
  of year...............    566,105        $ 3.07           863,604        $ 8.22         1,116,460        $12.07
Granted.................    374,738         15.07           378,712         19.72           663,050         12.79
Exercised...............    (45,916)         0.53           (60,445)         1.48           (23,276)         1.97
Canceled................    (31,323)         8.49           (65,411)        15.35          (137,259)        15.36
                          ---------                      ----------                      ----------
Outstanding at end of
  year..................    863,604        $ 8.22         1,116,460        $12.07         1,618,975        $12.23
                          =========                      ==========                      ==========
Options exercisable at
  end of year...........    159,614                         321,450                         564,791
Weighted average fair
  value of options
  granted during the
  year..................  $   11.42                      $    16.64                      $     7.74
Options available for
  future grant..........  1,704,650                       1,545,266                       1,017,961

                              MOLDFLOW CORPORATION

14.  STOCK PLANS (CONTINUED)

    The following table summarizes information about stock options outstanding at June 30, 2002:

                                                             WEIGHTED AVERAGE
                            SHARES      WEIGHTED AVERAGE   REMAINING CONTRACTUAL     SHARES      WEIGHTED AVERAGE
EXERCISE PRICE            OUTSTANDING    EXERCISE PRICE        LIFE (YEARS)        EXERCISABLE    EXERCISE PRICE
--------------            -----------   ----------------   ---------------------   -----------   ----------------
$0.36-$5.00.............     178,635         $ 0.74                   3.8            154,867          $ 0.67
$5.01-$10.00............     269,695           6.32                   5.1            183,009            6.09
$10.01-$15.00...........     687,270          12.75                   4.5             57,395           12.15
$15.01-$20.00...........     353,825          17.64                   6.1            136,198           17.36
$20.01-$25.00...........     101,950          21.83                   6.3             25,797           21.86
$25.01-$29.50...........      27,600          26.38                   6.6              7,525           26.40
                           ---------                                                 -------
$0.36-$29.50............   1,618,975         $12.23                   5.0            564,791          $ 8.93
                           =========                                                 =======

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

    The following table displays the shares issued under the Employee Stock Purchase Plan:

DATE                                                           SHARES     SHARE
ISSUED                                                         ISSUED     PRICE
------                                                        --------   --------
January 2, 2001.............................................   10,825     $13.60
July 6, 2001................................................   13,498     $13.10
January 2, 2002.............................................   14,638     $12.07
July 1, 2002 (Note 20)......................................   22,737     $ 6.70

                              MOLDFLOW CORPORATION

15.  NET INCOME PER COMMON SHARE

    The following table displays the calculation of net income per common share:

                                                                 YEAR ENDED JUNE 30,
                                                            ------------------------------
                                                              2000       2001       2002
                                                            --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Net income................................................   $3,453    $ 3,508    $   780
                                                             ======    =======    =======
Weighted average shares used in computing net income per
  common share--basic.....................................    2,667      9,658     10,076
Effect of dilutive securities:
  Restricted stock........................................      158         64         14
  Employee stock options and warrants.....................      310        402        270
  Convertible preferred stock.............................    4,055         --         --
                                                             ------    -------    -------
    Dilutive potential common shares......................    4,523        466        284
                                                             ------    -------    -------
Weighted average shares used in computing net income per
  common share--diluted...................................    7,190     10,124     10,360
                                                             ======    =======    =======
Net income per common share--basic........................   $ 1.29    $  0.36    $  0.08
Net income per common share--diluted......................   $ 0.48    $  0.35    $  0.08

    Options to purchase 712,000 and 1,349,000 shares of common stock were outstanding for the years ended June 30, 2001 and 2002, respectively, but were not included in the calculation of diluted net income per common share, as their inclusion would be antidilutive.

16.  INCOME TAXES

    Income before income taxes consists of the following (in thousands):

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
Domestic income (loss)......................................   $1,999     $  461     $ (443)
Foreign income..............................................    1,705      4,773      1,823
                                                               ------     ------     ------
  Income before income taxes................................   $3,704     $5,234     $1,380
                                                               ======     ======     ======

                              MOLDFLOW CORPORATION

16.  INCOME TAXES (CONTINUED)
    The provision for income taxes consists of the following (in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                             ------------------------------
                                                               2000       2001       2002
                                                             --------   --------   --------
Current:
  Federal..................................................   $   10     $   30    $    83
  State....................................................       73        161         92
  Foreign..................................................       86      1,306      1,076
                                                              ------     ------    -------
    Total current..........................................      169      1,497      1,251
                                                              ------     ------    -------

Deferred:
  Federal..................................................       74         --         53
  State....................................................        8         --        (10)
  Foreign..................................................       --        229       (694)
                                                              ------     ------    -------
    Total deferred.........................................       82        229       (651)
                                                              ------     ------    -------
                                                              $  251     $1,726    $   600
                                                              ======     ======    =======

    The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the actual provision is as follows (in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                             ------------------------------
                                                               2000       2001       2002
                                                             --------   --------   --------
Statutory federal rate of 34%..............................   $1,259     $1,779    $   469
Foreign withholding taxes..................................      (26)        --         --
State income taxes, net of federal benefit.................       53        107         54
Permanent differences......................................       (6)       960         13
Change in valuation allowance..............................   (1,018)    (2,051)    (4,126)
Foreign tax rate differential..............................       15        898      4,188
Other......................................................      (26)        33          2
                                                              ------     ------    -------
                                                              $  251     $1,726    $   600
                                                              ======     ======    =======

    The deferred tax assets and liabilities consist of the following (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................   $4,247     $ 558
  Foreign tax credit........................................      188        52
  Accrued expenses not deductible for tax purposes..........       73       355
  Other.....................................................      128        --
                                                               ------     -----
    Gross deferred tax assets...............................    4,636       965
  Deferred tax asset valuation allowance....................   (4,496)     (370)
                                                               ------     -----
    Total deferred tax assets...............................      140       595
Deferred tax liabilities....................................     (497)     (301)
                                                               ------     -----
    Net deferred tax asset (liabilities)....................   $ (357)    $ 294
                                                               ======     =====

                              MOLDFLOW CORPORATION

16.  INCOME TAXES (CONTINUED)
    At June 30, 2002, the Company had available foreign net operating loss carryforwards of approximately $2.3 million. These carryforwards do not expire and are available indefinitely.

    Under generally accepted accounting principles, the benefit associated with future deductible differences is recognized if it is more likely than not that the benefit will be realized. Management believes that, based on the Company's historical results of operations, it is more likely than not that a portion of the Company's deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $4.5 million and $370,000 at June 30, 2001 and 2002, respectively. Management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

17.  BENEFIT PLANS

401(K) SAVINGS PLAN

    The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers substantially all U.S. based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $227,000, $451,000 and $544,000 to the 401(k) Plan in the years ended June 30, 2000, 2001 and 2002, respectively.

SUPERANNUATION PLAN

    Employees of the Company's Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $187,000, $146,000 and $167,000 to the Superannuation Plan in the years ended June 30, 2000, 2001 and 2002, respectively.

18.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases certain of its office space under noncancelable operating leases, which expire at various dates through 2009. At June 30, 2002, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments at June 30, 2002 are as follows (in thousands):

                                                              OPERATING
YEAR ENDING JUNE 30,                                           LEASES
--------------------                                          ---------
2003........................................................   $1,745
2004........................................................    1,693
2005........................................................    1,460
2006........................................................    1,219
2007........................................................    1,075
Thereafter..................................................    2,434
                                                               ------
                                                               $9,626
                                                               ======

                              MOLDFLOW CORPORATION

18.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company's restructuring plan included a reduction in the use of this facility, resulting in a nonrecurring charge of $606,000. Excluding this amount, which is included in other long-term liabilities, future minimum operating lease commitments at June 30, 2002 would be $9.0 million.

    Total rent expense under these operating leases was $837,000, $1.9 million and $2.1 million, excluding lease termination costs associated with restructuring, for the years ended June 30, 2000, 2001 and 2002, respectively.

LITIGATION

    On February 17, 1999, the Company filed suit against a former employee and the individual's then current employer, C-Mold, seeking immediate and permanent injunctive relief in connection with the theft and misappropriation of the Company's proprietary trade secrets. The complaint sought permanent injunction against the defendants, actual, consequential and punitive damages, and recovery of all legal costs. During fiscal 2000, the Company incurred legal expenses of $785,000, during the prosecution of this litigation. These expenses have been included in litigation expenses in the consolidated statement of income.

    On April 13, 2000, in connection with the Company's acquisition of C-Mold, this litigation was dismissed by the agreement of all parties.

19.  SEGMENT AND GEOGRAPHIC INFORMATION

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

                              MOLDFLOW CORPORATION

19.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    Geographic information regarding the Company's operations was as follows:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Software licenses.........................................  $ 6,335    $ 8,828    $ 6,581
  Services..................................................    2,831      4,206      4,666
                                                              -------    -------    -------
    Total Asia/Australia....................................    9,166     13,034     11,247
                                                              -------    -------    -------
Americas
  Software licenses.........................................    3,977      7,122      4,518
  Services..................................................    3,827      6,164      6,546
                                                              -------    -------    -------
    Total Americas..........................................    7,804     13,286     11,064
                                                              -------    -------    -------
Europe
  Software licenses.........................................    6,430      8,544      6,771
  Services..................................................    3,969      5,079      6,006
                                                              -------    -------    -------
    Total Europe............................................   10,399     13,623     12,777
                                                              -------    -------    -------
Consolidated
  Software licenses.........................................   16,742     24,494     17,870
  Services..................................................   10,627     15,449     17,218
                                                              -------    -------    -------
    Total consolidated......................................  $27,369    $39,943    $35,088
                                                              =======    =======    =======

    Revenue from unaffiliated customers in Japan was $5.2 million (19% of total revenue), $8.5 million (21% of total revenue) and $7.2 million (21% of total revenue) in fiscal 2000, 2001 and 2002, respectively. Substantially all of the revenue in the Americas region is derived from the United States.

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
FIXED ASSETS, NET:
  Asia/Australia............................................   $2,118     $1,707
  Americas..................................................    1,465      1,562
  Europe....................................................      444      1,055
                                                               ------     ------
    Total consolidated......................................   $4,027     $4,324
                                                               ======     ======

    All of the net fixed assets included in the Americas are located in the United States.

20.  SUBSEQUENT EVENTS

    On July 1, 2002, 22,737 shares were purchased by employees under the Employee Stock Purchase Plan at a share price of $6.70.

    On July 2, 2002, the Company entered into an agreement with a former officer of the Company. Under the terms of the agreement, the Company will pay up to $132,000 to the former officer in exchange for future consulting and advisory services. Payments under the agreement will be made until no later than December 6, 2002.

                              MOLDFLOW CORPORATION

20.  SUBSEQUENT EVENTS (CONTINUED)
    On September 11 and 12, 2002, the Company reacquired a total of 194,165 shares of its outstanding common stock at an average cost of $4.72 per share.

21.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth the unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2002. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our results of operations for those periods and have been prepared on the same basis as the audited consolidated financial statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                QUARTER ENDED
                           ----------------------------------------------------------------------------------------
                           SEP. 30    DEC. 30    MAR. 31,   JUNE 30,   SEP. 29,    DEC. 29,    MAR. 30,    JUNE 30,
                             2000       2000       2001       2001       2001        2001        2002        2002
                           --------   --------   --------   --------   ---------   ---------   ---------   --------
                                                                (IN THOUSANDS)
Revenue:
  Software licenses......   $5,222     $6,728     $7,220     $5,324     $4,007      $4,923      $ 5,003     $3,937
  Services...............    3,602      3,690      3,874      4,283      4,165       4,245        4,442      4,366
                            ------     ------     ------     ------     ------      ------      -------     ------
    Total revenue........    8,824     10,418     11,094      9,607      8,172       9,168        9,445      8,303
                            ------     ------     ------     ------     ------      ------      -------     ------
Costs and expenses:
  Cost of software
    licenses revenue.....      341        420        418        667        570         736          605        607
  Cost of services
    revenue..............      343        396        343        358        319         324          346        412
  Research and
    development..........    1,587      1,592      1,586      1,877      1,365       1,464        1,765      1,640
  Selling and
    marketing............    4,291      4,650      5,245      5,210      4,484       4,723        4,651      4,276
  General and
    administrative.......    1,385      1,690      1,604      1,416      1,597       1,819        1,630      1,614
  Nonrecurring charges...       --         --         --         --         --          --           --      1,272
  Amortization of
    goodwill.............      254        254        260        332         --          --           --         --
  Amortization of other
    intangible assets....      113        138        120        230        164         164          164        164
                            ------     ------     ------     ------     ------      ------      -------     ------
    Total operating
      expenses...........    8,314      9,140      9,576     10,090      8,499       9,230        9,161      9,985
                            ------     ------     ------     ------     ------      ------      -------     ------
Income (loss) from
  operations.............      510      1,278      1,518       (483)      (327)        (62)         284     (1,682)
Interest income, net.....      371        588        629        550        502         353          288        312
Other income, net........       35         27         78        132         24       1,193          178        317
                            ------     ------     ------     ------     ------      ------      -------     ------
  Income (loss) before
    income taxes.........      916      1,893      2,225        199        199       1,484          750     (1,053)
Provision (benefit) for
  income taxes...........      382        605        674         65         66         490          248       (204)
                            ------     ------     ------     ------     ------      ------      -------     ------
  Net income (loss)......   $  534     $1,288     $1,551     $  134     $  133      $  994      $   502     $ (849)
                            ======     ======     ======     ======     ======      ======      =======     ======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Moldflow Corporation:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 34 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Moldflow Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 34 of this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
July 31, 2002, except for
the last paragraph of Note 20
as to which the date is September 12, 2002

                                                                      MFLO-AR-01

                                 EXHIBIT INDEX

EXHIBIT
NO.                     TITLE
-------                 -----
         10.37          Letter Agreement between Moldflow Corporation and Marc
                        Dulude dated as of July 2, 2002.
         10.38          Employment Agreement, dated August 16, 2002, between the
                        Registrant and Suzanne E. Rogers MacCormack.
         10.39          Employment Agreement, dated August 16, 2002, between the
                        Registrant and Kenneth R. Welch.
         10.40          Employment Agreement, dated August 16, 2002, between the
                        Registrant and Richard M. Underwood.
         10.41          Employment Agreement dated August 16, 2002 between the
                        Registrant and A. Roland Thomas.
         10.42          Loan Modification Agreement dated as of June 11, 2002
                        between Silicon Valley Bank and Moldflow.
         10.43          Loan Modification Agreement dated as of June 26, 2002
                        between Silicon Valley Bank and Moldflow.
          21.1          Subsidiaries of the Registrant.
          23.1          Consent of PricewaterhouseCoopers LLP.