Form 10-Q
period 2002-09-28
MOLDFLOW CORP
filed 2002-11-12
CIK 1103234

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 28, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 9,972,649 shares of our common stock, par value $0.01, outstanding on November 7, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 28, 2002

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
Part I. FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
         Condensed Consolidated Balance Sheet as of September 28,
           2002 and June 30, 2002....................................      2
         Condensed Consolidated Statement of Income for the three
           months ended September 28, 2002 and September 29, 2001....      3
         Condensed Consolidated Statement of Cash Flows for the three
           months ended September 28, 2002 and September 29, 2001....      4
         Notes to Condensed Consolidated Financial Statements........      5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     11
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     22
Item 4.  Controls and Procedures.....................................     22

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     23
Item 2.  Changes in Securities and Use of Proceeds...................     23
Item 6.  Exhibits and Reports on Form 8-K............................     23
Signatures...........................................................     24
Certifications.......................................................     25

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 28,   JUNE 30,
                                                                  2002          2002
                                                              -------------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $47,359      $47,634
  Marketable securities.....................................       1,792        3,233
  Accounts receivable, net..................................       5,426        5,927
  Other current assets......................................       3,155        4,098
                                                                 -------      -------
  Total current assets......................................      57,732       60,892
Fixed assets, net...........................................       4,209        4,324
Goodwill....................................................       8,790        8,790
Intangible assets, net......................................       1,152        1,311
Other assets................................................         865          696
                                                                 -------      -------
  Total assets..............................................     $72,748      $76,013
                                                                 =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   909      $ 1,164
  Accrued expenses..........................................       6,660        7,664
  Deferred revenue..........................................       6,971        7,931
                                                                 -------      -------
  Total current liabilities.................................      14,540       16,759
Other long-term liabilities.................................         625          614
                                                                 -------      -------
  Total liabilities.........................................      15,165       17,373
                                                                 -------      -------
Stockholders' equity:
  Common stock..............................................         102          101
  Additional paid-in capital................................      62,735       62,769
  Treasury stock, at cost...................................      (1,026)        (327)
  Deferred stock compensation...............................          (4)          (8)
  Notes receivable from stockholders........................         (29)         (29)
  Accumulated deficit.......................................      (3,957)      (3,972)
  Accumulated other comprehensive income (loss).............        (238)         106
                                                                 -------      -------
  Total stockholders' equity................................      57,583       58,640
                                                                 -------      -------
  Total liabilities and stockholders' equity................     $72,748      $76,013
                                                                 =======      =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 28,   SEPTEMBER 29,
                                                                  2002            2001
                                                              -------------   -------------
Revenue:
  Product...................................................     $ 3,696         $ 4,007
  Services..................................................       4,605           4,165
                                                                 -------         -------
  Total revenue.............................................       8,301           8,172
                                                                 -------         -------
Costs and expenses:
  Cost of product revenue...................................         661             570
  Cost of services revenue..................................         280             319
  Research and development..................................       1,455           1,365
  Selling and marketing.....................................       4,165           4,484
  General and administrative................................       1,650           1,597
  Amortization of other intangible assets...................         159             164
                                                                 -------         -------
  Total operating costs and expenses........................       8,370           8,499
                                                                 -------         -------
  Loss from operations......................................         (69)           (327)
Interest income, net........................................         287             502
Other income, net...........................................          22              24
                                                                 -------         -------
  Income before income taxes................................         240             199
Provision for income taxes..................................         225              66
                                                                 -------         -------
  Net income................................................     $    15         $   133
                                                                 =======         =======
Net income per common share:
  Basic.....................................................       $0.00           $0.01
  Diluted...................................................       $0.00           $0.01
Shares used in computing net income per common share:
  Basic.....................................................      10,108          10,088
  Diluted...................................................      10,371          10,385

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 28,   SEPTEMBER 29,
                                                                  2002            2001
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $    15         $   133
Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation and amortization.............................         498             488
  Provisions for doubtful accounts..........................          38              14
  Foreign exchange gains....................................         (23)            (37)
  Other non-cash charges to income..........................         104              57
  Changes in assets and liabilities:
    Accounts receivable.....................................         386           1,774
    Other current assets....................................         728             495
    Other assets............................................        (175)             (3)
    Accounts payable........................................        (249)            182
    Accrued expenses........................................        (715)           (586)
    Deferred revenue........................................        (874)           (679)
                                                                 -------         -------
  Net cash provided by (used in) operating activities.......        (267)          1,838
                                                                 -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................        (290)           (278)
  Capitalization of software development costs..............          --            (341)
  Sales and maturities of marketable securities.............       1,441           8,253
                                                                 -------         -------
  Net cash provided by investing activities.................       1,151           7,634
                                                                 -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................         177             188
  Repurchase of common stock................................        (909)           (464)
                                                                 -------         -------
  Net cash used in financing activities.....................        (732)           (276)
                                                                 -------         -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (427)           (341)
                                                                 -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        (275)          8,855
Cash and cash equivalents, beginning of period..............      47,634          32,969
                                                                 -------         -------
Cash and cash equivalents, end of period....................     $47,359         $41,824
                                                                 =======         =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

    Moldflow Corporation ("Moldflow" or the "Company") was formed to design, develop, manufacture and market computer software applications for the design, engineering and manufacture of injection molded plastic parts and, as such, revenues are derived from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

    The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-K. The June 30, 2002 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended September 28, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2.  NET INCOME PER COMMON SHARE

    The following table presents the calculation for both basic and diluted net income per common share:

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 28,    SEPTEMBER 29,
                                                                   2002             2001
                                                              --------------   --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Net income..................................................     $    15          $   133
                                                                 =======          =======
Weighted average shares used in computing net income per
  common share--basic.......................................      10,108           10,088
                                                                 -------          -------
Effect of dilutive securities:
  Restricted stock..........................................           3               21
  Stock options.............................................         260              276
                                                                 -------          -------
  Dilutive potential common shares..........................         263              297
                                                                 -------          -------
Weighted average shares used in computing net income per
  common share--diluted.....................................      10,371           10,385
                                                                 =======          =======
Net income per common share--basic..........................       $0.00            $0.01
Net income per common share--diluted........................       $0.00            $0.01

                              MOLDFLOW CORPORATION

3.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

    At September 28, 2002, currency options and collars designated as hedging instruments with notional amounts of $3.2 million, $6.6 million and $1.8 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. In August 2002, the Company discontinued hedge accounting for the excess portion of instruments that were used to hedge transactions considered no longer probable of occurring. At September 28, 2002, these instruments had notional amounts of $1.4 million and $243,000 to exchange Japanese yen and Australian dollars for U.S. dollars, respectively. At September 28, 2002, the total fair values of all currency options and collars held by the Company of $163,000 and $299,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $222,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next fifteen months. During the three months ended September 28, 2002, gains of $11,000 were recorded as components of other income and expense on the effective portion of options that were settled. For the three months ended September 28, 2002, an unrealized gain of $38,000 was recognized on the ineffective portion of the options and collars dedesignated as hedging instruments.

    At September 29, 2001, currency options and collars designated as hedging instruments with notional amounts of $13.2 million, $11.6 million and $3.6 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. At September 29, 2001, instruments with fair values of $67,000 and $355,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on these instruments of $376,000 were included in accumulated other comprehensive income. During the three months ended September 29, 2001, gains of $46,000 were recorded as components of other income and expenses.

4.  INTANGIBLE ASSETS

    Intangible assets acquired in past acquisitions include goodwill, customer base, developed technologies and non-compete agreements. All of the Company's acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for the intangible assets. Intangible asset amortization for the three months ended September 28, 2002 and September 29, 2001 was $159,000 and $164,000, respectively.

    The components of intangible assets are as follows (in thousands):

                                            SEPTEMBER 28, 2002                       JUNE 30, 2002
                                   -------------------------------------   ----------------------------------
                                    GROSS                         NET       GROSS                      NET
                                   CARRYING   ACCUMULATED       CARRYING   CARRYING   ACCUMULATED    CARRYING
                                    AMOUNT    AMORTIZATION       AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                   --------   ------------      --------   --------   ------------   --------
Intangible assets:
  Customer base..................   $  330      $   (70)         $  260     $  330      $   (58)      $  272
  Developed technology...........      975         (472)            503        975         (420)         555
  Non-compete agreements.........    1,100         (711)            389      1,100         (616)         484
                                    ------      -------          ------     ------      -------       ------
Total............................   $2,405      $(1,253)         $1,152     $2,405      $(1,094)      $1,311
                                    ======      =======          ======     ======      =======       ======

                              MOLDFLOW CORPORATION

4.  INTANGIBLE ASSETS (CONTINUED)
    The following table summarizes the expected remaining amortization of other intangible assets as of September 28, 2002:

                                                                ESTIMATED
                                                               AMORTIZATION
FISCAL YEAR                                                      EXPENSE
-----------                                                   --------------
                                                              (IN THOUSANDS)
2003 (remainder)............................................      $  375
2004........................................................         333
2005........................................................         189
2006........................................................          93
2007........................................................          93
Thereafter..................................................          69
                                                                  ------
Total amortization expense..................................      $1,152
                                                                  ======

5.  SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. The Company established technological feasibility of Moldflow Plastics Insight version 3.0 ("MPI 3.0") in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS
No. 86, research and development costs of $602,000 were capitalized as a component of fixed assets during fiscal 2002, $341,000 of which was capitalized in the three months ended September 29, 2001. These costs are being amortized to cost of product revenue over a five-year period. Accumulated amortization of capitalized software development costs was $100,000 at September 28, 2002.

                              MOLDFLOW CORPORATION

6.  COMMON STOCK, TREASURY STOCK AND STOCK PLANS

    On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. In September 2001, the Company reacquired 50,000 shares for $464,000, an average cost of $9.28 per share. In September 2002, the Company reacquired an additional 194,165 shares of its outstanding common stock for $909,000, an average cost of $4.72 per share. As of September 28, 2002, 37,375 of these shares were reissued under the Company's Employee Stock Purchase Plan and 206,790 shares remained in treasury.

    A summary of the Company's stock option activity follows:

                                                               THREE MONTHS ENDED
                                          -------------------------------------------------------------
                                               SEPTEMBER 28, 2002              SEPTEMBER 29, 2001
                                          -----------------------------   -----------------------------
                                                       WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                          ----------   ----------------   ----------   ----------------
Outstanding at beginning of period......   1,618,975        $12.23         1,116,460        $12.07
Granted.................................   1,066,550          4.62           495,950         12.90
Exercised...............................     (45,637)         0.55           (10,324)         1.07
Canceled................................     (73,689)        13.14           (10,920)        16.37
                                          ----------                      ----------
Outstanding at end of period............   2,566,199        $ 9.25         1,591,166        $12.37
                                          ==========                      ==========
Options exercisable at end of period....     692,340                         372,902
Options available for future grant......      24,765                       1,056,692

7.  COMPREHENSIVE LOSS

    Comprehensive loss is comprised of net income and other comprehensive income and losses. Other comprehensive loss includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive loss also includes unrealized gains and losses on the Company's hedging instruments and on the Company's marketable securities.

    The following table presents the calculation of comprehensive loss:

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 28,   SEPTEMBER 29,
                                                         2002            2001
                                                     -------------   -------------
                                                            (IN THOUSANDS)
Net income.........................................     $    15         $   133
                                                        -------         -------
Other comprehensive loss:
  Changes in fair value of marketable securities,
    net of related tax effect......................         206             (92)
  Changes in value of financial instruments
    designated as hedges, net of related tax
    effect.........................................          57            (519)
  Foreign currency translation adjustment..........        (607)           (194)
                                                        -------         -------
  Other comprehensive loss.........................        (344)           (805)
                                                        -------         -------
Comprehensive loss.................................     $  (329)        $  (672)
                                                        =======         =======

                              MOLDFLOW CORPORATION

8.  RESTRUCTURING PLAN

    On April 19, 2002, the Company's Board of Directors approved a corporate restructuring plan. The plan included the involuntary termination of 37 employees, closing certain leased offices and reducing the size of other leased offices. All significant activities under the plan were completed as of September 28, 2002.

    As a result of the restructuring plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of September 28, 2002 primarily relate to long-term contractual obligations from facility commitments that will be paid over seven years. The following table presents the balance of the accrued restructuring charges (in thousands):

                                                      EMPLOYEE             LEASE          OTHER
                                                   SEVERANCE COSTS   TERMINATION COSTS    COSTS      TOTAL
                                                   ---------------   -----------------   --------   --------
Balance at June 30, 2002.........................       $ 31                $642           $124      $ 797
Cash payments....................................        (23)                (39)           (90)      (152)
Foreign exchange impact and other adjustments....         --                  30             --         30
                                                        ----                ----           ----      -----
Balance at September 28, 2002....................       $  8                $633           $ 34      $ 675
                                                        ====                ====           ====      =====

9.  CREDIT FACILITIES

    In fiscal 2002, the Company completed the restructuring of its existing working capital credit facility, establishing a new, unsecured $5.0 million facility with a domestic bank. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank's prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of September 28, 2002. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of September 28, 2002, the Company had employed $2.2 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of September 28, 2002, there were no loans advanced against the facility, and the remaining available borrowing base was $2.8 million.

    Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates, plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of September 28, 2002.

    Certain subsidiaries of the Company have established other credit facilities totaling $130,000 with two separate financial institutions for general working capital requirements and foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates, plus 1.5% per annum. Advances against these facilities are secured by a $130,000 term deposit and the assets of a subsidiary of the Company. There were no advances against these facilities as of September 28, 2002.

                              MOLDFLOW CORPORATION

10.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic design and manufacturing industry.

    Geographic information regarding the Company's operations follows (in thousands):

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 28,   SEPTEMBER 29,
                                                         2002            2001
                                                     -------------   -------------
REVENUE FROM UNAFFILIATED CUSTOMERS:
Asia/Australia
  Product..........................................     $1,333          $ 1,459
  Services.........................................      1,333            1,163
                                                        ------          -------
  Total Asia/Australia.............................      2,666            2,622
                                                        ------          -------
Americas
  Product..........................................      1,071              960
  Services.........................................      1,441            1,629
                                                        ------          -------
  Total Americas...................................      2,512            2,589
                                                        ------          -------
Europe
  Product..........................................      1,292            1,588
  Services.........................................      1,831            1,373
                                                        ------          -------
  Total Europe.....................................      3,123            2,961
                                                        ------          -------
Consolidated
  Product..........................................      3,696            4,007
  Services.........................................      4,605            4,165
                                                        ------          -------
  Total consolidated...............................     $8,301          $ 8,172
                                                        ======          =======

    Revenue from unaffiliated customers in Japan was $2.0 million (24% of total revenue) in both the three months ended September 28, 2002 and September 29, 2001. Substantially all of the revenue in the Americas region is derived from the United States.

                                                     SEPTEMBER 28,   SEPTEMBER 29,
                                                         2002            2001
                                                     -------------   -------------
FIXED ASSETS, NET:
  Asia/Australia...................................     $1,613          $ 2,044
  Americas.........................................      1,550            1,417
  Europe...........................................      1,046              862
                                                        ------          -------
  Total consolidated...............................     $4,209          $ 4,323
                                                        ======          =======

    All of the net fixed assets included in the Americas are located in the United States.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management does not believe SFAS No. 146 will have a material impact on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 17. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. We categorize our products into two groups. Our Design Optimization Solutions allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Design Optimization Solutions include our Moldflow Plastics Insight ("MPI") series for in-depth mold design and our Moldflow Plastics Advisers ("MPA") series for part design and high level mold design. Our Manufacturing Solutions allow plant engineers and managers to maintain and optimize manufacturing conditions throughout the manufacturing process. Our Manufacturing Solutions include three products. Our Moldflow Plastics Xpert ("MPX") series for production set-up and production monitoring was introduced in fiscal 1999. In fiscal 2001, two additional products were launched under the Moldflow brand, Shotscope and EZ-Track. Shotscope is a shop floor product that monitors, analyzes and assists in the scheduling of injection molding production processes. EZ-Track provides real-time, plant-wide production monitoring and reporting.

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

    The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition, valuation allowances, acquisition accounting, impairment of intangible assets, goodwill and other long-lived assets, and hedge accounting. For a more detailed explanation of the judgments included in these areas, refer to the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

RESULTS OF OPERATIONS

    We generate revenue from two principal sources:

    - license fees for our packaged software products, and

    - services revenue derived from maintenance and support services related to our software products, consulting, training and material testing.

    PRODUCT REVENUE. Typically, our customers pay an up-front, one-time fee for our products. The amount of the fee depends upon the number and type of software modules licensed, the associated hardware components and the number of the customers' employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a "click-wrapped" software license agreement that is included as part of each customer's installation process. Revenue for our IMPA product is earned on a pay-per-use basis and, to date, has not been significant. For sales of our MPI, MPX, Shotscope and EZ-Track products, we generally require a signed license agreement. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs.

    SERVICES REVENUE. We also derive revenue from maintenance and support contracts which require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting services, training of customers' employees and material testing services.

    COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs associated with compact discs and related packaging material, duplication and shipping costs, hardware components for our Manufacturing Solutions products and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our software programs. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue in the three months ended September 28, 2002 is amortization expense of $31,000 related to capitalized software development costs.

    COST OF SERVICES REVENUE. Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

    RESEARCH AND DEVELOPMENT. We employ a development staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel and facilities costs, are generally charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product's release. Software development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. We established technological feasibility of MPI 3.0 in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 were capitalized in fiscal 2002, of which $341,000 were capitalized during the three months ended September 29, 2001, related to MPI
3.0. These development costs are being amortized to cost of product revenue over the estimated economic life of the product.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include compensation, routine legal, audit, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. These costs represent the amortization of other intangible assets recorded in connection with our acquisitions. These assets include developed technology, customer base and non-compete agreements.

    INTEREST INCOME (EXPENSE), NET. Interest income (expense), net includes our cost of borrowings, including interest cost incurred on our working capital lines of credit, net of interest income earned on invested cash balances.

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

    The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 28,   SEPTEMBER 29,
                                                         2002            2001
                                                     -------------   -------------
Revenue:
  Product..........................................       44.5%           49.0%
  Services.........................................       55.5            51.0
                                                         -----           -----
  Total revenue....................................      100.0%          100.0%
                                                         =====           =====

Costs and expenses:
  Cost of product revenue..........................        8.0%            7.0%
  Cost of services revenue.........................        3.4             3.9
  Research and development.........................       17.5            16.7
  Selling and marketing............................       50.2            54.9
  General and administrative.......................       19.9            19.5
  Amortization of intangible assets................        1.9             2.0
                                                         -----           -----
  Total operating expenses.........................      100.9           104.0
                                                         -----           -----
  Loss from operations.............................       (0.9)           (4.0)
Interest income, net...............................        3.5             6.1
Other income, net..................................        0.3             0.3
                                                         -----           -----
  Income before income taxes.......................        2.9             2.4
Provision for income taxes.........................        2.7             0.8
                                                         -----           -----
  Net income.......................................        0.2%            1.6%
                                                         =====           =====

THREE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 29, 2001

    REVENUE. Total revenue increased 2%, or $129,000, to $8.3 million for the three months ended September 28, 2002, from $8.2 million for the three months ended September 29, 2001. In the same period, product revenue decreased 8%, or $311,000, to $3.7 million from $4.0 million. The following table sets forth our product revenue by product group:

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 28,   SEPTEMBER 29,
                                                         2002            2001
                                                     -------------   -------------
                                                            (IN THOUSANDS,
                                                        EXCEPT PERCENTAGE DATA)
Product revenue:
  Design Optimization Solutions....................     $2,747          $3,341
  Manufacturing Solutions..........................        949             666
                                                        ------          ------
  Total............................................     $3,696          $4,007
                                                        ======          ======
Percentage of total product revenue:
  Design Optimization Solutions....................       74.3%           83.4%
  Manufacturing Solutions..........................       25.7            16.6
                                                        ------          ------
  Total............................................      100.0%          100.0%
                                                        ======          ======

    The decrease in product revenue in the first quarter of fiscal 2003 was a result of the continued economic slowdown experienced in the markets we address, particularly with respect to our Design Optimization Solutions. Demand for our products is largely driven by the demand for the end products of our customers. The industries in which many of our customers operate, including the consumer products, telecommunications and electronics industries have been among those most severely impacted by the prolonged economic slowdown. As such, these companies have typically reduced their spending on capital items including spending on our products. A continuation of this general economic slowdown could materially and adversely affect us in the future by decreasing our revenue.

    The overall decline in product revenue was partially offset by increased sales of our Manufacturing Solutions. Product revenue from our Manufacturing Solutions in the three months ended September 28, 2002 increased $283,000, or 42%, to $949,000 from $666,000 for the three months ended September 29, 2001.

    We added 67 new customers in the first quarter of fiscal 2003, compared to 117 new customers in the same period of fiscal 2002. Sales to new customers represented 43% of total product revenues in fiscal 2003, compared to 37% in the same period of fiscal 2002. We sold 121 seats of Design Optimization Solutions products and 133 seats of Manufacturing Solutions products in the first quarter of fiscal 2003, compared to 239 seats and 28 seats in the corresponding period of fiscal 2002, respectively. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

    Services revenue increased 11%, or $440,000, to $4.6 million for the three months ended September 28, 2002, from $4.2 million for the three months ended September 29, 2001. This increase was primarily in the sale of maintenance contracts, which is the result of historical growth in our customer base arising from product license sales.

    No customer accounted for more than 10% of the total revenue during the three-month periods ended September 28, 2002 and September 29, 2001.

    COST OF REVENUE. The cost of product revenue increased 16%, or $91,000, to $661,000 for the three months ended September 28, 2002, from $570,000 for the three months ended September 29, 2001. This increase was primarily attributable to increased sales of our Manufacturing Solutions, which include hardware components and therefore have a higher cost of materials than our Design Optimization Solutions. We expect that sales of our Manufacturing Solutions will continue to increase as a percentage of our total product revenues. Since these products include hardware components and therefore have a higher cost of materials, we expect our gross margins on product revenue to remain consistent with or slightly lower than the gross margin we experienced on our product revenues in the quarter ended September 28, 2002.

    The cost of services revenue decreased 12%, or $39,000, to $280,000 for the three months ended September 28, 2002, from $319,000 for the three months ended September 29, 2001. This decrease was primarily due to reduced compensation expense resulting from the decrease in headcount under the April 2002 restructuring plan.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased 7%, or $90,000, to $1.5 million for the three months ended September 28, 2002, from $1.4 million for the three months ended September 29, 2001. In the first quarter of fiscal 2002, we capitalized $341,000 of research and development costs in accordance with SFAS No. 86 related to our development of MPI 3.0. No such amounts were capitalized in the first quarter of fiscal 2003, resulting in a comparative increase in research and development expenses. Partially offsetting this increase was the impact of our elimination of 12 technical positions pursuant to our April 2002 restructuring plan.

    SELLING AND MARKETING. Selling and marketing expenses decreased 7%, or $319,000, to $4.2 million for the three months ended September 28, 2002, from $4.5 million for the three months ended September 29, 2001. This decrease was primarily due to the elimination of 17 sales and marketing positions, as a part of the restructuring in April 2002 and a decrease in promotional activities.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses of $1.6 million for the three months ended September 28, 2002 were relatively unchanged from the three months ended September 29, 2001. Increases in insurance costs and professional service fees, including the cost of audit and other accounting services, were offset by the elimination of eight administrative personnel as part of our April 2002 restructuring plan.

    AMORTIZATION OF INTANGIBLE ASSETS. These costs represent the amortization of intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants. Amortization expense decreased 3%, or $5,000, to $159,000 for the three months ended September 28, 2002, from $164,000 for the three months ended September 29, 2001.

    INTEREST INCOME, NET. Interest income, net decreased 43%, or $215,000, to $287,000 for the three months ended September 28, 2002 from $502,000 for the three months ended September 29, 2001. The decrease was primarily the result of declining interest rates and the conversion of marketable securities to cash and other highly liquid instruments.

    OTHER INCOME, NET. Other income, net of $22,000 for the three months ended September 28, 2002 was relatively unchanged from the $24,000 for the three months ended September 29, 2001. Other income, net includes realized and unrealized exchange gains and losses on intercompany account balances and realized and unrealized gains and losses on our foreign exchange derivative instruments.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased $159,000, to $225,000 for the three months ended September 28, 2002 from $66,000 for the three months ended September 29, 2001. In fiscal 2003, our tax expense increased because we generated losses in certain jurisdictions which did not yet give rise to financial statement tax provision benefits to offset increased income and taxes in other jurisdications.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of September 28, 2002, our primary source of liquidity consisted of our total cash and cash equivalents balance of $49.2 million. In fiscal 2002, we restructured our primary working capital credit facility, resulting in an available credit facility of $5.0 million with a domestic bank. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. At September 28, 2002, we had employed $2.2 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $2.8 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of September 28, 2002, we had no outstanding debt.

    Operating activities in the three months ended September 28, 2002 consumed $267,000 of cash. Included in this amount were $152,000 of payments for restructuring related obligations. Additional reductions in cash were a result of decreases in other assets, accounts payable, accrued expenses and deferred maintenance and support contracts revenue. These reductions were partially offset by non-cash adjustments to net income and decreases to accounts receivable, inventories, prepaid expenses and other current assets. In the three months ended September 29, 2001, net cash of $1.8 million was generated by operations. Cash was generated by increases in net income as adjusted for non-cash charges, an increase in accounts payable, and decreases in accounts receivable, prepaid expenses and other current assets, partially offset by decreases in accrued expenses and deferred revenue.

    Net cash provided by investing activities was $1.2 million for the three months ended September 28, 2002 and $7.6 million for the corresponding period ended September 29, 2001. Cash was provided in both reporting periods primarily by the conversion of marketable securities into cash, offset by purchases of fixed assets.

    Net cash of $733,000 was used in financing activities during the three months ended September 28, 2002, reflecting the impact of the Company's share repurchase program, under which the Company purchased 194,000 shares of common stock at a cost of $909,000. This use of cash was partially offset by exercises of stock options and proceeds received for common stock under the Company's Employee Stock Purchase Plan. In the corresponding period of fiscal 2002, net cash of $276,000 was used in financing activities reflecting 50,000 shares of common stock purchased by the Company under the repurchase program at a cost of $464,000. This use of cash was partially offset by exercises of stock options and proceeds received for common stock under the Company's Employee Stock Purchase Plan.

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

    The Company does not have any special purpose entities or off-balance sheet financing arrangements. The Company's cash commitments, as disclosed in Note 18 to the Company's audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ending June 30, 2002, have not changed significantly.

RESTRUCTURING

    On April 19, 2002, the Company announced a corporate restructuring plan which included the involuntary termination of 37 employees, closing certain leased offices and reducing the size of other leased offices. The 37 employees were terminated in fiscal 2002 and included 12 technical positions, 17 sales and marketing positions and 8 administrative positions. During the three months ended September 28, 2002, cash payments of restructuring obligations included $23,000 of employee severance costs, $39,000 of lease termination costs and $90,000 of other costs. All of the facility closures and activities to which these charges relate were completed as of September 28, 2002.

    The following table presents the balance of the accrued restructuring charges (in thousands):

                                                      EMPLOYEE             LEASE          OTHER
                                                   SEVERANCE COSTS   TERMINATION COSTS    COSTS      TOTAL
                                                   ---------------   -----------------   --------   --------
Balance at June 30, 2002.........................       $ 31                $642           $124      $ 797
Cash payments....................................        (23)                (39)           (90)      (152)
Foreign exchange impact and other adjustments....         --                  30             --         30
                                                        ----                ----           ----      -----
Balance at September 28, 2002....................       $  8                $633           $ 34      $ 675
                                                        ====                ====           ====      =====

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe SFAS
No. 146 will have a material impact on its financial position and results of operations.

IMPACT OF INFLATION

    We believe that our revenue and results of operations have not been significantly impacted by inflation.

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

    THE EXISTING GENERAL ECONOMIC SLOWDOWN, PARTICULARLY IN OUR END MARKETS, MAY CONTINUE TO IMPACT OUR RESULTS.

    The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past twelve months which significantly and adversely affected our business in fiscal 2002 and in the first quarter of fiscal 2003. A continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue as compared to prior years, as was the case in fiscal 2002, or by lowering our revenue growth rates when compared to those experienced prior to fiscal 2002. In addition, terrorist attacks on the United States and other increased hostilities around the world are continuing to cause widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a further suspension of purchasing by our customers.

    OUR BUSINESS MODEL AND MARKET FOCUS IS CHANGING AS WE FURTHER DEVELOP AND EXPLOIT OUR MANUFACTURING SOLUTIONS PRODUCTS.

    The development and implementation of a robust set of products in our Manufacturing Solutions group has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this new set of products. Optimizing sales of this product group will also require that we capitalize on existing customer synergies through a common product strategy and that our sales model be effective in selling both Design Optimization Solutions and Manufacturing Solutions products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers.

    OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND, AS A RESULT, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL AND SHOULD NOT BE RELIED UPON AS INDICATORS OF FUTURE PERFORMANCE.

    We have experienced significant fluctuations in our results of operations on a quarterly basis. For instance, our total revenue in the fourth quarter of fiscal 2002 was $8.3 million as compared with total revenue of $9.4 million in the immediately preceding quarter. Similarly, the revenue for the first quarter of fiscal 2003 was generally unchanged as compared to the previous quarter, in keeping with seasonal trends. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

    - seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

    - changes in the mix of products and services we provide as sales of our Manufacturing Solutions products and our services will result in lower gross margins and a longer selling cycle,

    - the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure and planned program spending, such as that required for major marketing initiatives or trade shows,

    - introductions of new services or enhancements by us and our competitors and changes in our and our competitors' pricing policies,

    - currency fluctuations, and

    - timing and integration of acquisitions.

    In addition, like many software companies, we usually record a significantly larger percentage of our quarterly revenue in the third month of the fiscal quarter. Accordingly, our quarterly results are often difficult to predict prior to the final days of the quarter.

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

    FUTURE MERGERS, ACQUISITIONS AND STRATEGIC RELATIONSHIPS MAY RESULT IN LOST REVENUE CAUSED BY BUSINESS DISRUPTIONS AND MISSED OPPORTUNITIES CAUSED BY THE DISTRACTION OF OUR MANAGEMENT.

    We may engage in mergers, acquisitions and strategic relationships in the future. We may not be able to identify suitable candidates, and, if we do identify suitable candidates, we may not be able to make such business combinations on commercially acceptable terms or at all. If we merge with or acquire another company, we will only receive the anticipated benefits if we successfully integrate any such business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, a business combination may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the target business effectively or if key employees of that business leave, the anticipated benefits of the transaction would be jeopardized. The time, capital, management and other resources spent on a business combination that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, mergers and acquisitions can involve non-recurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

    IF WE BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WE COULD INCUR SIGNIFICANT EXPENSES AND WE COULD BE PREVENTED FROM OFFERING SPECIFIC PRODUCTS OR SERVICES.

    Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, our Manufacturing Solutions products require interaction with an injection molding machine, the use and technology of which are subject to a wide variety of domestic and foreign patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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

    - foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights, and

    - the cost of enforcing the protection of our intellectual property rights may reduce our future profitability.

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

    We operate in a highly competitive environment and may not be able to successfully compete. Companies in our industry and similar industries could decide to focus on the development of software solutions for the design, analysis and manufacturing of injection molded plastic parts. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. Increased competition may result in price reductions, reduced profitability and loss of market share.

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

ITEM 4.  CONTROLS AND PROCEDURES

    a. Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

    b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed this evaluation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

    The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was March 27, 2000, and the Commission file number assigned to the registration statement is 333-95289. As disclosed in our quarterly report on Form 10-Q for the period ended April 1, 2000, we used approximately $11.2 million of the net proceeds to fund the acquisition of C-Mold on April 13, 2000. On March 28, 2001, we used approximately $3.7 million to fund the acquisition of Branden
Technologies, Inc. The remaining net proceeds were used to fund our ongoing operations. No payments of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits:
    None.

(b.) Reports on Form 8-K
    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MOLDFLOW CORPORATION

                                                       By:  /s/ A. ROLAND THOMAS
                                                            -----------------------------------------
                                                                         A. Roland Thomas
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       MOLDFLOW CORPORATION

                                                       By:  /s/ SUZANNE E. ROGERS MACCORMACK
                                                            -----------------------------------------
                                                                   Suzanne E. Rogers MacCormack
                                                             EXECUTIVE VICE PRESIDENT OF FINANCE AND
                                                            ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)
Date: November 12, 2002

                                 CERTIFICATIONS

    I, A. Roland Thomas, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of Moldflow
       Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ A. ROLAND THOMAS
---------------------------------------------------
A. Roland Thomas, President and Chief Executive Officer

    I, Suzanne E. Rogers MacCormack, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of Moldflow
       Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ SUZANNE E. ROGERS MACCORMACK
--------------------------------------------------
Suzanne E. Rogers MacCormack, Executive Vice President of
Finance and Administration and Chief Financial Officer