Form 10-Q
period 2002-12-28
MOLDFLOW CORP
filed 2003-02-07
CIK 1103234

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

               FOR THE QUARTERLY PERIOD ENDED: DECEMBER 28, 2002

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 9,997,577 shares of our common stock, par value $0.01, outstanding on February 3, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              MOLDFLOW CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 28, 2002

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
Part I. FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
         Condensed Consolidated Balance Sheet as of December 28, 2002
           and June 30, 2002.........................................      2
         Condensed Consolidated Statement of Income for the three
           months ended December 28, 2002 and December 29, 2001 and
           for the six months ended December 28, 2002 and
           December 29, 2001.........................................      3
         Condensed Consolidated Statement of Cash Flows for the six
           months ended December 28, 2002 and December 29, 2001......      4
         Notes to Condensed Consolidated Financial Statements........      5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     12
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     24
Item 4.  Controls and Procedures.....................................     25

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     26
Item 4.  Submission of Matters to a Vote of Security Holders.........     26
Item 6.  Exhibits and Reports on Form 8-K............................     26
Signatures...........................................................     27
Certifications.......................................................     28

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                              MOLDFLOW CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              DECEMBER 28,   JUNE 30,
                                                                  2002         2002
                                                              ------------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $49,220     $47,634
  Marketable securities.....................................          --       3,233
  Accounts receivable, net..................................       5,588       5,927
  Other current assets......................................       3,347       4,098
                                                                 -------     -------
  Total current assets......................................      58,155      60,892
Fixed assets, net...........................................       3,891       3,793
Goodwill....................................................       8,790       8,790
Other intangible assets, net................................         993       1,311
Other assets, net...........................................       1,539       1,227
                                                                 -------     -------
  Total assets..............................................     $73,368     $76,013
                                                                 =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 1,802     $ 1,164
  Accrued expenses..........................................       6,192       7,664
  Deferred revenue..........................................       6,740       7,931
                                                                 -------     -------
  Total current liabilities.................................      14,734      16,759
Other long-term liabilities.................................         607         614
                                                                 -------     -------
  Total liabilities.........................................      15,341      17,373
                                                                 -------     -------
Stockholders' equity:
  Common stock..............................................         102         101
  Additional paid-in capital................................      62,740      62,769
  Treasury stock, at cost...................................      (1,026)       (327)
  Deferred stock compensation...............................          --          (8)
  Notes receivable from stockholders........................         (13)        (29)
  Accumulated deficit.......................................      (3,756)     (3,972)
  Accumulated other comprehensive income (loss).............         (20)        106
                                                                 -------     -------
  Total stockholders' equity................................      58,027      58,640
                                                                 -------     -------
  Total liabilities and stockholders' equity................     $73,368     $76,013
                                                                 =======     =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                  2002           2001           2002           2001
                                              ------------   ------------   ------------   ------------
Revenue:
  Product...................................     $ 4,216        $ 4,923        $ 7,912        $ 8,930
  Services..................................       4,710          4,245          9,315          8,410
                                                 -------        -------        -------        -------
  Total revenue.............................       8,926          9,168         17,227         17,340
                                                 -------        -------        -------        -------
Costs and expenses:
  Cost of product revenue...................         674            736          1,335          1,306
  Cost of services revenue..................         283            324            563            643
  Research and development..................       1,319          1,464          2,774          2,829
  Selling and marketing.....................       4,463          4,723          8,628          9,207
  General and administrative................       1,802          1,819          3,452          3,416
  Amortization of other intangible assets...         159            164            318            328
                                                 -------        -------        -------        -------
  Total operating costs and expenses........       8,700          9,230         17,070         17,729
                                                 -------        -------        -------        -------
  Income (loss) from operations.............         226            (62)           157           (389)
Interest income, net........................         284            353            571            855
Other income (loss), net....................         (84)         1,193            (62)         1,217
                                                 -------        -------        -------        -------
  Income before income taxes................         426          1,484            666          1,683
Provision for income taxes..................         225            490            450            556
                                                 -------        -------        -------        -------
  Net income................................     $   201        $   994        $   216        $ 1,127
                                                 =======        =======        =======        =======
Net income per common share:
  Basic.....................................       $0.02          $0.10          $0.02          $0.11
  Diluted...................................       $0.02          $0.10          $0.02          $0.11
Shares used in computing net income per
  common share:
  Basic.....................................       9,973         10,055         10,040         10,072
  Diluted...................................      10,269         10,327         10,320         10,360

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2002           2001
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $   216        $ 1,127
Adjustments to reconcile to net cash provided by operating
  activities:
  Gain on disposal of fixed assets..........................          --           (625)
  Gain on sale of long-term investment......................          --           (504)
  Depreciation and amortization of other intangible
    assets..................................................       1,013            962
  Amortization of capitalized software development costs....          63             --
  Provisions for doubtful accounts..........................          74             35
  Foreign exchange loss (gain)..............................          58           (117)
  Other non-cash charges to income..........................          77             62
  Changes in assets and liabilities:
    Accounts receivable.....................................         340            802
    Inventories, prepaid expenses, other current assets.....         503            446
    Other assets............................................        (175)            (3)
    Accounts payable........................................         610            419
    Accrued expenses........................................      (1,407)           215
    Deferred revenue........................................      (1,287)          (636)
                                                                 -------        -------
  Net cash provided by operating activities.................          85          2,183
                                                                 -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.................................        (765)          (394)
  Capitalization of software development costs..............        (170)          (602)
  Proceeds from fixed asset disposals.......................          --            930
  Sales and maturities of marketable securities.............       3,233         11,304
  Proceeds from sale of long-term investment................          --            565
                                                                 -------        -------
  Net cash provided by investing activities.................       2,298         11,803
                                                                 -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from collection of notes receivable from
    stockholder.............................................          14             10
  Issuance of common stock..................................         183            195
  Repurchase of common stock................................        (909)          (464)
                                                                 -------        -------
  Net cash used in financing activities.....................        (712)          (259)
                                                                 -------        -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (85)          (214)
                                                                 -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................       1,586         13,513
Cash and cash equivalents, beginning of period..............      47,634         32,969
                                                                 -------        -------
Cash and cash equivalents, end of period....................     $49,220        $46,482
                                                                 =======        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              MOLDFLOW CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

    Moldflow Corporation ("Moldflow" or the "Company") designs, develops, manufactures and markets computer software applications for the design, engineering and manufacture of injection molded plastic parts and, as such, revenues are derived primarily from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

    The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-K. The June 30, 2002 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended December 28, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

    The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

    Certain prior year balance sheet amounts have been reclassified to conform with the fiscal 2003 presentation.

2.  NET INCOME PER COMMON SHARE

    The following table presents the calculation for both basic and diluted net income per common share:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                  2002           2001           2002           2001
                                              ------------   ------------   ------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income..................................     $   201        $   944        $   216        $ 1,127
                                                 =======        =======        =======        =======
Weighted average shares used in computing
  net income per common share--basic........       9,973         10,055         10,040         10,072
                                                 -------        -------        -------        -------
Effect of dilutive securities:
  Restricted stock..........................          --             15              3             21
  Stock options.............................         296            257            277            267
                                                 -------        -------        -------        -------
  Dilutive potential common shares..........         296            272            280            288
                                                 -------        -------        -------        -------
Weighted average shares used in computing
  net income per common share--diluted......      10,269         10,327         10,320         10,360
                                                 =======        =======        =======        =======
Net income per common share--basic..........       $0.02          $0.10          $0.02          $0.11
Net income per common share--diluted........       $0.02          $0.10          $0.02          $0.11

                              MOLDFLOW CORPORATION

3.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

    At December 28, 2002, currency options and collars designated as hedging instruments with notional amounts of $2.7 million, $7.0 million and $1.3 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. During the first quarter, the Company discontinued hedge accounting for the excess portion of instruments that were used to hedge transactions considered no longer probable of occurring. At December 28, 2002, these instruments had notional amounts of $1.2 million and $204,000 to exchange Japanese yen and Australian dollars for U.S. dollars, respectively. At December 28, 2002, the total fair values of all currency options and collars held by the Company of $160,000 and $351,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $295,000 were included in accumulated other comprehensive income (loss). The Company expects these instruments to affect earnings over the next twelve months. During the three-month and six-month periods ended
December 28, 2002, losses of $73,000 and $62,000, respectively, were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and six-month periods ended December 28, 2002, unrealized losses of $10,000 and net unrealized gains of $28,000, respectively, were recognized on the ineffective portion of the options and collars dedesignated as hedging instruments.

    At December 29, 2001, currency options and collars designated as hedging instruments with notional amounts of $11.7 million, $11.5 million and $3.6 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on on the amount of the valuation. At December 29, 2001, instruments with fair values of $441,000 and $66,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized gains on these instruments of $211,000 were included in accumulated other comprehensive income (loss). During the three-month and six-month periods ended December 29, 2001, gains of $101,000 and $147,000 were recorded as components of other income and expense, respectively.

4.  INTANGIBLE ASSETS

    Intangible assets acquired in past acquisitions include goodwill, customer base, developed technologies and non-compete agreements. All of the Company's acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for the intangible assets. Amortization expense for intangible assets, other than goodwill, for the three months ended December 28, 2002 and December 29, 2001 was $159,000 and $164,000, respectively. Amortization expense for intangible assets, other than goodwill, for the six months ended December 28, 2002 and December 29, 2001 was $318,000 and $328,000, respectively.

                              MOLDFLOW CORPORATION

4.  INTANGIBLE ASSETS (CONTINUED)
    The components of other intangible assets are as follows (in thousands):

                                             DECEMBER 28, 2002                       JUNE 30, 2002
                                   -------------------------------------   ----------------------------------
                                    GROSS                         NET       GROSS                      NET
                                   CARRYING   ACCUMULATED       CARRYING   CARRYING   ACCUMULATED    CARRYING
                                    AMOUNT    AMORTIZATION       AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                   --------   ------------      --------   --------   ------------   --------
Other intangible assets:
  Customer base..................   $  330      $   (80)         $  250     $  330      $   (58)      $  272
  Developed technology...........      975         (524)            451        975         (420)         555
  Non-compete agreements.........    1,100         (808)            292      1,100         (616)         484
                                    ------      -------          ------     ------      -------       ------
Total............................   $2,405      $(1,412)         $  993     $2,405      $(1,094)      $1,311
                                    ======      =======          ======     ======      =======       ======

    The following table summarizes the expected remaining amortization of other intangible assets as of December 28, 2002:

                                                                ESTIMATED
                                                               AMORTIZATION
FISCAL YEAR                                                      EXPENSE
-----------                                                   --------------
                                                              (IN THOUSANDS)
2003 (remainder)............................................      $  216
2004........................................................         333
2005........................................................         189
2006........................................................          93
2007........................................................          93
Thereafter..................................................          69
                                                                  ------
Total amortization expense..................................      $  993
                                                                  ======

5.  SOFTWARE DEVELOPMENT COSTS

    Costs associated with the research and development of the Company's products are expensed as incurred. Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. The Company established technological feasibility of Moldflow Plastics Insight version 3.0 ("MPI 3.0") in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS
No. 86, research and development costs of $602,000 were capitalized as a component of fixed assets in the six months ended December 29, 2001. In the second quarter of fiscal 2003, the net carrying value of these costs was reclassified from fixed assets to other assets. Also, in the second quarter of fiscal 2003, the Company established technological feasibility of two additional products, MPI 4.0 and Shotscope 2.6, both of which were commercially released in December 2002. As such, research and development costs of $170,000 were capitalized as a component of other assets in the three months ended
December 28, 2002. All such costs are being amortized to cost of product revenue over a five-year period. Accumulated amortization of capitalized software development costs was $132,000 at December 28, 2002.

                              MOLDFLOW CORPORATION

6.  COMMON STOCK, TREASURY STOCK AND STOCK PLANS

    On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. In September 2001, the Company reacquired 50,000 shares for $464,000, an average cost of $9.28 per share. In September 2002, the Company reacquired an additional 194,165 shares of its outstanding common stock for $909,000, an average cost of $4.72 per share. As of December 28, 2002, 37,375 of these shares were reissued under the Company's Employee Stock Purchase Plan and 206,790 shares remained in treasury.

    On November 19, 2002, the stockholders of the Company approved an amendment to the Company's 2000 Stock Option and Incentive Plan (the "2000 Option Plan") authorizing the Company to issue up to an additional 1,500,000 shares of common stock pursuant to various stock incentive awards under the 2000 Option Plan.

    A summary of the Company's stock option activity follows:

                                                               THREE MONTHS ENDED
                                          -------------------------------------------------------------
                                                DECEMBER 28, 2002               DECEMBER 29, 2001
                                          -----------------------------   -----------------------------
                                                       WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                          ----------   ----------------   ----------   ----------------
Outstanding at beginning of period......   2,566,199        $ 9.25         1,591,166        $12.37
Granted.................................      50,000          7.50            54,050         11.35
Exercised...............................      (3,998)         1.33            (3,598)         1.95
Canceled................................    (130,871)         6.29           (27,472)        15.29
                                          ----------                      ----------
Outstanding at end of period............   2,481,330        $ 9.35         1,614,146        $12.31
                                          ==========                      ==========

                                                                SIX MONTHS ENDED
                                          -------------------------------------------------------------
                                                DECEMBER 28, 2002               DECEMBER 29, 2001
                                          -----------------------------   -----------------------------
                                                       WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                          ----------   ----------------   ----------   ----------------
Outstanding at beginning of period......   1,618,975        $12.23         1,116,460        $12.07
Granted.................................   1,116,550          4.75           550,000         12.75
Exercised...............................     (49,635)         0.61           (13,922)         1.30
Canceled................................    (204,560)         9.10           (38,392)        15.60
                                          ----------                      ----------
Outstanding at end of period............   2,481,330        $ 9.35         1,614,146        $12.31
                                          ==========                      ==========
Options exercisable at end of period....     682,614                         425,890
Options available for future grant......   1,489,190                       1,029,492

7.  COMPREHENSIVE INCOME

    Comprehensive income is comprised of net income and other comprehensive income and losses. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company's hedging instruments and unrealized gains and losses on the Company's marketable securities.

                              MOLDFLOW CORPORATION

7.  COMPREHENSIVE INCOME (CONTINUED)
    The following table presents the calculation of comprehensive income:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                  2002           2001           2002           2001
                                              ------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS)
Net income..................................      $ 201         $   994         $ 216         $1,127
                                                  -----         -------         -----         ------
Other comprehensive income (loss):
  Changes in fair value of marketable
    securities, net of related tax effect...         --            (224)            8           (316)
  Changes in value of financial instruments
    designated as hedges, net of related tax
    effect..................................        (73)            587           (16)            68
  Foreign currency translation adjustment...        290             165          (119)           (30)
                                                  -----         -------         -----         ------
  Other comprehensive income (loss).........        217             528          (127)          (278)
                                                  -----         -------         -----         ------
Comprehensive income........................      $ 418         $ 1,522         $  89         $  849
                                                  =====         =======         =====         ======

8.  RESTRUCTURING PLAN

    On April 19, 2002, the Company's Board of Directors approved a corporate restructuring plan. The plan included the involuntary termination of 37 employees, closing certain leased offices and reducing the size of other leased offices. All significant activities under the plan were completed as of December 28, 2002.

    As a result of the restructuring plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of December 28, 2002 primarily relate to long-term contractual obligations from facility commitments that will be paid over six years. The following table presents the balance of the accrued restructuring charges (in thousands):

                                                     EMPLOYEE             LEASE          OTHER
                                                  SEVERANCE COSTS   TERMINATION COSTS    COSTS      TOTAL
                                                  ---------------   -----------------   --------   --------
Balance at June 30, 2002........................       $ 31                $642          $ 124      $ 797
Cash payments...................................        (26)                (58)          (100)      (184)
Foreign exchange impact and other adjustments...         (5)                 49             (9)        35
                                                       ----                ----          -----      -----
Balance at December 28, 2002....................       $ --                $633          $  15      $ 648
                                                       ====                ====          =====      =====

9.  CREDIT FACILITIES

    In December 2002, the Company completed a renewal of its existing unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires December 5, 2003, are substantially the same as that of the previous facility. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank's prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of December 28, 2002. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of December 28, 2002, the Company had employed $1.7 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest

                              MOLDFLOW CORPORATION

9.  CREDIT FACILITIES (CONTINUED)
charges. As of December 28, 2002, there were no loans advanced against the facility, and the remaining available borrowing base was $2.1 million.

    Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of December 28, 2002.

    Certain subsidiaries of the Company have established other credit facilities totaling $84,000 with two separate financial institutions for general working capital requirements and foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates, plus 1.5% per annum. Advances against these facilities are secured by a $84,000 term deposit and the assets of a subsidiary of the Company. There were no advances against these facilities as of December 28, 2002.

10.  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic design and manufacturing industry.

    Geographic information regarding the Company's operations follows (in thousands):

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                                  2002           2001           2002           2001
                                              ------------   ------------   ------------   ------------
REVENUE FROM UNAFFILIATED CUSTOMERS:
  Asia/Australia
    Product.................................     $1,468         $1,580         $ 2,801        $ 3,039
    Services................................      1,372          1,150           2,705          2,313
                                                 ------         ------         -------        -------
      Total Asia/Australia..................      2,840          2,730           5,506          5,352
                                                 ------         ------         -------        -------
  Americas
    Product.................................      1,299          1,282           2,370          2,242
    Services................................      1,444          1,600           2,885          3,229
                                                 ------         ------         -------        -------
      Total Americas........................      2,743          2,882           5,255          5,471
                                                 ------         ------         -------        -------
  Europe
    Product.................................      1,449          2,061           2,741          3,649
    Services................................      1,894          1,495           3,725          2,868
                                                 ------         ------         -------        -------
      Total Europe..........................      3,343          3,556           6,466          6,517
                                                 ------         ------         -------        -------
  Consolidated
    Product.................................      4,216          4,923           7,912          8,930
    Services................................      4,710          4,245           9,315          8,410
                                                 ------         ------         -------        -------
      Total consolidated....................     $8,926         $9,168         $17,227        $17,340
                                                 ======         ======         =======        =======

    Revenue from unaffiliated customers in Japan for the three months ended December 28, 2002 and December 29, 2001 was $1.7 million and $1.6 million (20% and 17% of total revenue), respectively. Revenue from unaffiliated customers in Japan for the six months ended December 28, 2002 and

                              MOLDFLOW CORPORATION

10.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
December 29, 2001 was $3.6 million and $3.5 million (21% and 20% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

                                                          DECEMBER 28,   JUNE 30,
                                                              2002         2002
                                                          ------------   --------
                                                              (IN THOUSANDS)
FIXED ASSETS, NET (AS OF PERIOD END):
  Asia/Australia........................................     $1,674       $1,707
  Americas..............................................      1,625        1,562
  Europe................................................        592          524
                                                             ------       ------
  Total consolidated....................................     $3,891       $3,793
                                                             ======       ======

    All of the net fixed assets included in the Americas are located in the United States.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe SFAS No. 146 will have a material impact on its financial position and results of operations.

12.  SUBSEQUENT EVENTS

    On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Controle de Processus Industriels ("CPI"), a French production monitoring systems company, for approximately $800,000 in cash. The Company has not yet completed its identification and valuation of the intangible assets acquired. Preliminarily, the Company expects such intangible assets to include CPI's existing software technology and products, customer base and non-compete covenant with CPI's founder. After allocation to the identifiable assets, any remaining excess of purchase price over the value of assets acquired will be attributed to goodwill.

    On January 29, 2003, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock to shareholders of record as of the close of business on January 30, 2003. Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock. Each share of common stock newly issued after that date also will carry with it one Right. Under the Shareholder Rights Plan, a Right generally will become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 15% or more of the common stock of the Company. If a person becomes an "acquiring person," each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock which are equivalent to shares of the Company's common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 20. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

BUSINESS OVERVIEW

    Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. We categorize our products into two groups, Design Optimization Solutions and Manufacturing Solutions. Our Design Optimization Solutions allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Design Optimization Solutions include our Moldflow Plastics Insight ("MPI") series for in-depth mold design and our Moldflow Plastics Advisers ("MPA") series for part design and high level mold design. Our Manufacturing Solutions allow plant engineers and managers to automate production and maintain and optimize manufacturing conditions throughout the manufacturing process. Our Manufacturing Solutions include three products. Our Moldflow Plastics Xpert ("MPX") series for production set-up, optimization, control and monitoring was introduced in fiscal 1999. In fiscal 2001, two additional products were launched under the Moldflow brand, Shotscope and EZ-Track. Shotscope is a shop floor product that monitors, analyzes and assists in the scheduling of injection molding production processes. EZ-Track provides real-time, plant-wide production monitoring and reporting.

    We sell our products and services internationally through our direct sales operations in 14 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products.

    In January 2003, we acquired substantially all of the assets and the ongoing operations of Controle de Processus Industriels ("CPI") for approximately $800,000 in cash. CPI, based near Paris, provides production monitoring systems to the French plastics industry.

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

    The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; valuation allowances; acquisition accounting; impairment of intangible assets; goodwill and other long-lived assets; and hedge accounting. For a more detailed explanation of the judgments included in these areas, refer to the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

    SERVICES REVENUE. We also derive revenue from maintenance and support contracts which require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers' employees and material testing services.

    COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs.

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

    RESEARCH AND DEVELOPMENT. We employ a development staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel and facilities costs, are generally charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product's release. Software development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. We established technological feasibility of MPI 3.0 in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 were capitalized in the six months ended December 29, 2001 related to MPI 3.0. In the second quarter of fiscal 2003, we established technological feasibility of MPI 4.0 and Shotscope 2.6 resulting in the capitalization of $170,000 of research and development costs. All such capitalized costs are being amortized to cost of product revenue over five years, the estimated economic life of the products.

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

    INTEREST INCOME, NET. Interest income, net includes interest income earned on invested cash balances, net of our cost of borrowings, including interest cost incurred on our working capital lines of credit.

    OTHER INCOME (LOSS), NET. Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

    PROVISION FOR INCOME TAXES. Our income tax expense includes federal, state and foreign income taxes. The determination of our provision for income tax expense requires significant management judgment regarding forecasts of net income and tax obligations in the various jurisdictions in which the Company operates and includes the tax effects of certain items of income and expense that are reported in differing periods for financial statement and tax return purposes. Accordingly, our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, changes in our business across different jurisdictions with varying country, state and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

    The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                         ---------------------------   ---------------------------
                                         DECEMBER 28,   DECEMBER 29,   DECEMBER 28,   DECEMBER 29,
                                             2002           2001           2002           2001
                                         ------------   ------------   ------------   ------------
Revenue:
  Product..............................      47.2%          53.7%          45.9%          51.5%
  Services.............................      52.8           46.3           54.1           48.5
                                            -----          -----          -----          -----
  Total revenue........................     100.0%         100.0%         100.0%         100.0%
                                            =====          =====          =====          =====
Costs and expenses:
  Cost of product revenue..............       7.6%           8.0%           7.7%           7.5%
  Cost of services revenue.............       3.2            3.5            3.3            3.7
  Research and development.............      14.8           16.0           16.1           16.3
  Selling and marketing................      50.0           51.5           50.1           53.1
  General and administrative...........      20.2           19.9           20.0           19.7
  Amortization of other intangible
    assets.............................       1.8            1.8            1.8            1.9
                                            -----          -----          -----          -----
  Total operating expenses.............      97.6          100.7           99.0          102.2
                                            -----          -----          -----          -----
  Income (loss) from operations........       2.4           (0.7)           1.0           (2.2)
Interest income, net...................       3.2            3.9            3.3            4.9
Other income (loss), net...............      (0.9)          13.0           (0.4)           7.0
                                            -----          -----          -----          -----
  Income before income taxes...........       4.7           16.2            3.9            9.7
Provision for income taxes.............       2.5            5.4            2.6            3.2
                                            -----          -----          -----          -----
  Net income...........................       2.2%          10.8%           1.3%           6.5%
                                            =====          =====          =====          =====

THREE MONTHS ENDED DECEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 29,
  2001

    REVENUE. Total revenue decreased 3%, or $242,000, to $8.9 million for the three months ended December 28, 2002, from $9.2 million for the three months ended December 29, 2001. In the same period, product revenue decreased 14%, or $707,000, to $4.2 million from $4.9 million. The following table sets forth our product revenue by product group:

                                                          THREE MONTHS ENDED
                                                      ---------------------------
                                                      DECEMBER 28,   DECEMBER 29,
                                                          2002           2001
                                                      ------------   ------------
                                                            (IN THOUSANDS,
                                                        EXCEPT PERCENTAGE DATA)
Product revenue:
  Design Optimization Solutions.....................     $3,269         $4,063
  Manufacturing Solutions...........................        947            860
                                                         ------         ------
  Total.............................................     $4,216         $4,923
                                                         ======         ======
Percentage of total product revenue:
  Design Optimization Solutions.....................       77.5%          82.5%
  Manufacturing Solutions...........................       22.5           17.5
                                                         ------         ------
  Total.............................................      100.0%         100.0%
                                                         ======         ======

    The decrease in product revenue in the second quarter of fiscal 2003 was a result of the continued economic slowdown experienced in the markets we address. Demand for our products is largely driven by the demand for the end products of our customers. The industries in which many of our customers operate, including the consumer products, telecommunications and electronics industries have been among those most severely impacted by the prolonged economic slowdown. As such, these companies have typically reduced their spending on capital items including spending on our products. A continuation of this general economic slowdown could materially and adversely affect us in the future by continuing to decrease our revenue.

    Product revenue from our Design Optimization Solutions for the three months ended December 28, 2002 decreased $794,000, or 20%, to $3.3 million from $4.1 million for the three months ended December 29, 2001. Product revenue from our Manufacturing Solutions for the three months ended December 28, 2002 increased $87,000, or 10%, to $947,000 from $860,000 for the three months ended December 29, 2001. We believe that the general economic slowdown described above resulted in fewer investments being made in new product designs and molds, particularly in the automotive, electronics and consumer markets, which form a significant part of our customer base, which decreased our Design Optimization Solutions product revenue. These same economic pressures compel plastic part manufacturers to seek to reduce costs to improve their profitability. We believe that this has resulted in the transfer of manufacturing operations to low labor cost economies and increased use of factory automation solutions to optimize manufacturing processes and production capacity, which increased market acceptance of our Manufacturing Solutions products and related product revenue.

    We added 87 new customers in the second quarter of fiscal 2003, compared to 89 new customers in the same period of fiscal 2002. Sales to new customers represented 31% of total product revenues in the second quarter of fiscal 2003, compared to 35% in the same period of fiscal 2002. We sold 97 seats of Design Optimization Solutions products and 133 seats of Manufacturing Solutions products in the second quarter of fiscal 2003, compared to 215 seats and 87 seats, respectively, in the corresponding period of fiscal 2002. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

    Services revenue increased 11%, or $465,000, to $4.7 million for the three months ended December 28, 2002, from $4.2 million for the three months ended December 29, 2001. This increase was primarily in the sale of maintenance contracts, which is the result of historical growth in our customer base arising from product license sales.

    No customer accounted for more than 10% of the total revenue during the three-month periods ended December 28, 2002 and December 29, 2001.

    COST OF REVENUE. The cost of product revenue decreased 8%, or $62,000, to $674,000 for the three months ended December 28, 2002, from $736,000 for the three months ended December 29, 2001. This decrease was primarily attributable to reduced compensation and other employee expenses resulting from the decrease in headcount under our April 2002 restructuring plan, reduced product documentation costs and reduced royalty costs, all partially offset by increased amortization expenses related to our capitalized product development costs.

    We expect that sales of our Manufacturing Solutions will continue to increase as a percentage of our total product revenues. Since these products include hardware components and therefore have a higher cost of materials, we expect our gross margins on product revenue to remain consistent with or to be slightly lower than the gross margin we experienced on our product revenues in the quarter ended December 28, 2002.

    The cost of services revenue decreased 13%, or $41,000, to $283,000 for the three months ended December 28, 2002, from $324,000 for the three months ended December 29, 2001. This decrease was primarily due to reduced compensation expense resulting from the decrease in headcount under the April 2002 restructuring plan.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 10%, or $145,000, to $1.3 million for the three months ended December 28, 2002, from $1.5 million for the three months ended December 29, 2001. This decrease was primarily due to the impact of our elimination of 12 technical positions under our April 2002 restructuring plan. In the three months ended December 29, 2001, we capitalized $261,000 of research and development costs in accordance with SFAS No. 86 related to our development of MPI 3.0. In the three months ended December 28, 2002, we capitalized $170,000 of research and development costs related to our development of MPI 4.0 and Shotscope 2.6.

    SELLING AND MARKETING. Selling and marketing expenses decreased 6%, or $260,000, to $4.5 million for the three months ended December 28, 2002, from $4.7 million for the three months ended December 29, 2001. This decrease was primarily due to the elimination of 17 sales and marketing positions as a part of the restructuring in April 2002.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses of $1.8 million for the three months ended December 28, 2002 were relatively unchanged from the three months ended December 29, 2001. Increases in insurance costs and professional service fees, including the cost of audit and other accounting services, were offset by the elimination of eight administrative positions as part of our April 2002 restructuring plan.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. These costs represent the amortization of other intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants. Amortization expense decreased 3%, or $5,000, to $159,000 for the three months ended December 28, 2002, from $164,000 for the three months ended December 29, 2001.

    INTEREST INCOME, NET. Interest income, net decreased 20%, or $69,000, to $284,000 for the three months ended December 28, 2002 from $353,000 for the three months ended December 29, 2001. The decrease was primarily the result of declining interest rates and the conversion of marketable securities to cash and other highly liquid instruments.

    OTHER INCOME (LOSS), NET.  Net other income (loss) decreased 107%, or
$1.3 million, to a loss of $84,000 for the three months ended December 28, 2002, from income of $1.2 million for the three months ended December 29, 2001. Net other income (loss) includes realized and unrealized foreign exchange gains and losses on intercompany account balances and realized and unrealized gains and losses on our foreign exchange derivative instruments. The three months ended December 29, 2001 also included realized gains of $1.1 million on the sale of certain assets.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased 54%, or $265,000, to $225,000 for the three months ended December 28, 2002, from $490,000 for the three months ended December 29, 2001. This decrease is primarily the result of the overall decrease in net income. However, this reduction was partially offset by income taxes incurred in certain foreign jurisdictions which were not offset in the financial statement tax provision by losses in other jurisdictions.

SIX MONTHS ENDED DECEMBER 28, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 29,
  2001

    REVENUE. Total revenue decreased by 1%, or $113,000, to $17.2 million for the six months ended December 28, 2002, from $17.3 million for the six months ended December 29, 2001. In the same period, product revenue decreased 11%, or $1.0 million, to $7.9 million from $8.9 million. The following table sets forth our product revenue by product group:

                                                           SIX MONTHS ENDED
                                                      ---------------------------
                                                      DECEMBER 28,   DECEMBER 29,
                                                          2002           2001
                                                      ------------   ------------
                                                         (IN THOUSANDS, EXCEPT
                                                           PERCENTAGE DATA)
Product revenue:
  Design Optimization Solutions.....................     $6,016         $7,404
  Manufacturing Solutions...........................      1,896          1,526
                                                         ------         ------
  Total.............................................     $7,912         $8,930
                                                         ======         ======
Percentage of total product revenue:
  Design Optimization Solutions.....................       76.0%          82.9%
  Manufacturing Solutions...........................       24.0           17.1
                                                         ------         ------
  Total.............................................      100.0%         100.0%
                                                         ======         ======

    The aforementioned economic declines in the industries of our primary customers, partially offset by increased sales of our Manufacturing Solutions, resulted in the decrease in total product revenue in the first six months of fiscal 2003.

    We added 154 new customers in the six months ended December 28, 2002, compared to 206 new customers in the same period of fiscal 2002. Sales to new customers represented 36% of total product revenue in the six months ended December 28, 2002, which was unchanged from the same period of fiscal 2002. We sold 186 seats of Design Optimization Solutions products and 190 seats of Manufacturing Solutions products in the six months ended December 28, 2002, compared to 409 seats and 115 seats, respectively, in the corresponding period.

    Services revenue increased 11%, or $905,000, to $9.3 million for the six months ended December 28, 2002, from $8.4 million for the six months ended December 29, 2001. This was primarily based on the sale of maintenance contracts, which is the result of historical growth in our customer base arising from license sales.

    No customer accounted for more than 10% of the total revenue during the six-month periods ended December 28, 2002 and December 29, 2001.

    COST OF REVENUE. The cost of product revenue increased 2%, or $29,000, to $1.3 million for the six months ended December 28, 2002. This increase was primarily attributable to increased sales of our Manufacturing Solutions, which include hardware components and therefore have a higher cost of materials than our Design Optimization Solutions. This increase was partially offset by reduced compensation and other employee costs resulting from our April 2002 restructuring plan.

    The cost of services revenue decreased 12%, or $80,000, to $563,000 for the six months ended December 28, 2002 from $643,000 for the six months ended December 29, 2001. This decrease was primarily due to reduced compensation expenses resulting from our April 2002 restructuring plan.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 2%, or $55,000, to $2.8 million for the six months ended December 28, 2002. This decrease was primarily due to the elimination of 12 technical positions pursuant to our April 2002 restructuring plan, the effects of which were largely offset by the impact of our capitalization of costs related to software product development. In the six months ended December 28, 2002, $170,000 of costs were capitalized in accordance with SFAS No. 86, as compared to $602,000 of costs in the six months ended December 29, 2001.

    SELLING AND MARKETING. Selling and marketing expenses decreased 6%, or $579,000, to $8.6 million for the six months ended December 28, 2002, from $9.2 million for the six months ended December 29, 2001. This decrease was a primarily due to the elimination of 17 sales and marketing positions pursuant to our April 2002 restructuring plan and, to a lesser extent, a reduction in spending on marketing programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses of $3.5 million for the six months ended December 28, 2002 were relatively unchanged from the six months ended December 29, 2001. Increases in insurance costs and professional service fees were offset by the elimination of eight administrative positions as part of our April 2002 restructuring plan.

    AMORTIZATION OF OTHER INTANGIBLE ASSETS. Amortization of other intangible assets of $318,00 for the six months ended December 28, 2002 was relatively unchanged from the six months ended December 29, 2001.

    INTEREST INCOME, NET. Interest income, net, decreased 33%, or $284,000, to $571,000 for the six months ended December 2, 2002, from $855,000 for the six months ended December 29, 2001. The decrease was primarily the result of the conversion of marketable securities to cash and other highly liquid instruments.

    OTHER INCOME (LOSS). Other income (loss) decreased 105%, or $1.3 million, to a loss of $62,000 for the six months ended December 28, 2002, from $1.2 million for the six months ended December 29,2001. Net income (loss) included realized and unrealized foreign exchange gains and losses on intercompany account balances and realized and unrealized gains and losses on our foreign exchange derivative instruments. The six months ended December 29, 2001 also included realized gains of $1.1 million on the sale of certain assets.

    PROVISION FOR INCOME TAXES. Our provision for income taxes decreased 19%, or $106,000, to $450,000 for the six months ended December 28, 2002 from $556,000 for the six months ended December 29, 2001. This decrease is primarily the result of the overall decrease in net income. However, this reduction was partially offset by income taxes incurred in certain foreign jurisdictions which were not offset in the financial statement tax provision by losses in other jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of December 28, 2002, our primary source of liquidity consisted of our total cash and cash equivalents balance of $49.2 million. In December 2002, we renewed our primary $5.0 million, unsecured, working capital credit facility. The available borrowing base of the facility is subject to a calculation which is based upon eligible accounts receivable. At December 28, 2002, we had employed
$1.7 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $2.1 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of December 28, 2002, we had no outstanding debt.

    Net cash provided by operating activities was $85,000 for the six months ended December 28, 2002. Cash was generated by net income as adjusted for non-cash charges, decreases in accounts receivable, inventories, prepaid expenses and other current assets and an increase in accounts payable, partially offset by increases in other non-current assets, accrued expenses and deferred maintenance and support contract revenues. Net cash provided by operating activities was $2.2 million for the six months ended December 29, 2001. Cash was generated through net income as adjusted for non-cash charges, and increases in accounts payable and accrued expenses and decreases in accounts receivable and prepaid expenses, partially offset by gains realized on the sale of certain assets and decreases in deferred revenue.

    Net cash provided by investing activities was $2.3 million for the six months ended December 28, 2002. Cash was generated from the proceeds of sales and maturities of our marketable securities, partially offset by purchases of fixed assets and the capitalization of certain software development costs. Net cash provided by investing activities was $11.8 million for the six months ended December 29, 2001. Cash was generated from the proceeds of sales and maturities of our marketable securities and proceeds from the sale of certain assets, offset by purchases of fixed assets and the capitalization of software development costs.

    Net cash of $712,000 was used in financing activities during the three months ended December 28, 2002, reflecting the impact of the Company's share repurchase program, under which the Company purchased 194,000 shares of common stock at a cost of $909,000. In the corresponding period of fiscal 2002, net cash of $259,000 was used in financing activities, reflecting 50,000 shares of common stock purchased by the Company under the repurchase program at a cost of $464,000. In both periods, this use of cash was partially offset by exercises of stock options, the collection of shareholder loans and proceeds received for common stock under the Company's Employee Stock Purchase Plan.

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

RESTRUCTURING

    On April 19, 2002, the Company announced a corporate restructuring plan which included the involuntary termination of 37 employees, closing certain leased offices and reducing the size of other leased offices. The 37 employees terminated in fiscal 2002 included 12 technical positions, 17 sales and marketing positions and 8 administrative positions. During the six months ended December 28, 2002, cash payments of restructuring obligations included $26,000 of employee severance costs, $58,000 of lease termination costs and $100,000 of other costs. All of the facility closures and activities to which these charges relate were completed as of December 28, 2002.

    The following table presents the balance of the accrued restructuring charges (in thousands):

                                      EMPLOYEE             LEASE          OTHER
                                   SEVERANCE COSTS   TERMINATION COSTS    COSTS      TOTAL
                                   ---------------   -----------------   --------   --------
Balance at June 30, 2002.........       $ 31                $642           $124      $ 797
Cash payments....................        (26)                (58)          (100)      (184)
Foreign exchange impact and other
  adjustments....................         (5)                 49             (9)        35
                                        ----                ----           ----      -----
Balance at December 28, 2002.....       $ --                $633           $ 15      $ 648
                                        ====                ====           ====      =====

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe SFAS No. 146 will have a material impact on its financial position and results of operations.

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

    THE EXISTING GENERAL ECONOMIC SLOWDOWN, PARTICULARLY IN OUR END MARKETS, MAY CONTINUE TO IMPACT OUR RESULTS.

    The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past twelve months which significantly and adversely affected our business in fiscal 2002 and in the first two quarters of fiscal 2003. A continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue as compared to prior years, as was the case in the second quarter of fiscal 2003, or by lowering our revenue growth rates when compared to those experienced prior to fiscal 2002. In addition, terrorist attacks on the United States and other increased hostilities around the world are continuing to cause widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a further suspension of purchasing by our customers.

    OUR BUSINESS MODEL AND MARKET FOCUS IS CHANGING AS WE FURTHER DEVELOP AND EXPLOIT OUR MANUFACTURING SOLUTIONS PRODUCTS.

    The development and implementation of a robust set of products in our Manufacturing Solutions group has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this new set of products. Optimizing sales of this product group will also require that we capitalize on existing customer synergies through a common product strategy and that our sales model be effective in selling both Design Optimization Solutions and Manufacturing Solutions products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Acquisition of other businesses may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology onto our product platform.

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

    - the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not yet be offset by losses in other tax jurisdictions,

    - currency fluctuations, and

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

    We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands. For example, the introduction of new products and services embodying new technologies and the emergence of new industry standards can render our existing products obsolete. The development of new or enhanced products is a complex and uncertain process, requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements and result in unexpected expenses.

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

    The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenues are derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

    - decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries,

    - decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

    - lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

    - decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet be offset by losses in other jurisdictions,

    - lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

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

    DISRUPTION OF OPERATIONS AT OUR DEVELOPMENT FACILITIES COULD INTERFERE WITH OUR PRODUCT DEVELOPMENT AND PRODUCTION CYCLES.

    A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and Europe. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development facilities could severely disrupt our product development.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We develop our products in research centers in Australia, Europe and the United States. We sell our products globally through our direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates, political climate and weak economic conditions in foreign markets. In the future, we expect to increase our international operations in our existing markets and in geographic locations where we do not have any operations now.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures

    As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b.) Changes in internal controls

    None.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 19, 2002, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect one Class III Director for a three-year term and to amend the Company's 2000 Stock Option and Incentive Plan to increase the number of shares available for issuance by 1,500,000. The results of the stockholder vote were as follows:

PROPOSAL 1: ELECTION OF DIRECTORS

NAME OF DIRECTOR                                 FOR       AGAINST    WITHHELD
----------------                              ---------   ---------   ---------
Mr. Brooks..................................  7,888,523          --     535,766

PROPOSAL 2: AMENDMENT OF 2000 STOCK OPTION AND INCENTIVE PLAN

FOR:...............................................  4,788,988
AGAINST:...........................................  1,617,494
ABSTAIN:...........................................     38,298
NO-VOTE............................................  1,980,999

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits:

EXHIBIT
NO.                                                TITLE
---------------------                              -----
 10.19                  Moldflow Corporation 2000 Stock Option and Incentive Plan.

 10.44 Loan Modification Agreement dated as of December 6, 2002 between Silicon Valley Bank and Moldflow.

 10.45                  Employment Agreement, dated November 1, 2002, between the
                        Registrant and Ian M. Pendlebury.*

 10.46                  Employment Agreement, dated October 31, 2002, between the
                        Registrant and Peter Kennedy.*

 10.47                  Employment Agreement, dated November 12, 2002, between the
                        Registrant and Lori M. Henderson.*

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

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

                                                       MOLDFLOW CORPORATION

                                                       By:  /s/ A. ROLAND THOMAS
                                                            -----------------------------------------
                                                                         A. Roland Thomas
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       MOLDFLOW CORPORATION

                                                       By:  /s/ SUZANNE E. ROGERS MACCORMACK
                                                            -----------------------------------------
                                                                   Suzanne E. Rogers MacCormack
                                                             EXECUTIVE VICE PRESIDENT OF FINANCE AND
                                                            ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)
Date: February 7, 2003

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

Date: February 7, 2003

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

Date: February 7, 2003

/s/ SUZANNE E. ROGERS MACCORMACK
--------------------------------------------------
Suzanne E. Rogers MacCormack, Executive Vice President of
Finance and Administration and Chief Financial Officer