Form 10-Q
period 2003-03-29
MOLDFLOW CORP
filed 2003-05-09
CIK 1103234

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 29, 2003

Commission File Number: 000-30027

Moldflow Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3406763 (I.R.S. Employer Identification No.)
430 Boston Post Road, Wayland, MA 01778 (Address of principal executive offices, including zip code)
(508) 358-5848 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

        There were 9,999,359 shares of our common stock, par value $0.01, outstanding on May 8, 2003.

MOLDFLOW CORPORATION
FORM 10-Q
For the Quarter Ended March 29, 2003

Table of Contents

		Page Number
Part I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements:
	Condensed Consolidated Balance Sheet as of March 29, 2003 and June 30, 2002	2
	Condensed Consolidated Statement of Operations for the three months ended March 29, 2003 and March 30, 2002 and for the nine months ended March 29, 2003 and March 30, 2002	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended March 29, 2003 and March 30, 2002	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures		34
Certifications		35

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Moldflow Corporation

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	March 29, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$46,123	$47,634
Marketable securities	4,177	3,233
Accounts receivable, net	6,771	5,927
Other current assets	3,390	4,098

Total current assets	60,461	60,892
Fixed assets, net	3,846	3,793
Goodwill	9,632	8,790
Other intangible assets, net	787	1,311
Other assets, net	1,643	1,227

Total assets	$76,369	$76,013

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,683	$1,164
Accrued expenses	6,106	7,664
Deferred revenue	9,238	7,931

Total current liabilities	17,027	16,759
Other long-term liabilities	645	614

Total liabilities	17,672	17,373

Commitments, contingencies and guarantor arrangements (Note 12)
Stockholders' equity:
Common stock	102	101
Additional paid-in capital	62,783	62,769
Treasury stock, at cost	(926)	(327)
Deferred stock compensation	—	(8)
Notes receivable from stockholders	(13)	(29)
Accumulated deficit	(4,340)	(3,972)
Accumulated other comprehensive income	1,091	106

Total stockholders' equity	58,697	58,640

Total liabilities and stockholders' equity	$76,369	$76,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

Moldflow Corporation

Condensed Consolidated Statement of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenue:
Product	$4,579	$5,003	$12,491	$13,933
Services	4,894	4,442	14,209	12,852

Total revenue	9,473	9,445	26,700	26,785

Costs and expenses:
Cost of product revenue	829	605	2,164	1,911
Cost of services revenue	323	346	886	989
Research and development	1,567	1,765	4,341	4,594
Selling and marketing	4,778	4,651	13,406	13,858
General and administrative	1,878	1,630	5,330	5,046
Restructuring charges	438	—	438	—
Amortization of other intangible assets	176	164	494	492

Total operating costs and expenses	9,989	9,161	27,059	26,890

Income (loss) from operations	(516)	284	(359)	(105)
Interest income, net	263	288	834	1,143
Other income (loss), net	(106)	178	(168)	1,395

Income (loss) before income taxes	(359)	750	307	2,433
Provision for income taxes	225	248	675	804

Net income (loss)	$(584)	$502	$(368)	$1,629

Net income (loss) per common share:
Basic	$(0.06)	$0.05	$(0.04)	$0.16
Diluted	$(0.06)	$0.05	$(0.04)	$0.16
Shares used in computing net income (loss) per common share:
Basic	9,997	10,077	10,026	10,072
Diluted	9,997	10,403	10,026	10,360

The accompanying notes are an integral part of the condensed consolidated financial statements.

Moldflow Corporation

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net income (loss)	$(368)	$1,629
Adjustments to reconcile to net cash provided by operating activities:
Gain on disposal of fixed assets	—	(625)
Gain on sale of long-term investment	—	(504)
Depreciation of fixed assets and amortization of other intangible assets	1,545	1,453
Amortization of capitalized software development costs	100	30
Provisions for doubtful accounts	94	139
Foreign exchange losses (gains)	142	(317)
Write-off of assets due to restructuring activities	471	—
Other non-cash charges to income	80	37
Changes in assets and liabilities, net of effects of acquisition in 2003:
Accounts receivable	(787)	211
Other current assets	476	319
Other assets	(174)	(242)
Accounts payable	457	582
Accrued expenses	(1,673)	(90)
Deferred revenue	1,107	923

Net cash provided by operating activities	1,470	3,545

Cash flows from investing activities:
Purchases of fixed assets	(1,004)	(692)
Capitalization of software development costs (Note 6)	(318)	(602)
Acquisition of CPI (Note 4)	(895)	—
Proceeds from fixed asset disposals	—	930
Purchases of marketable securities	(944)	—
Sales and maturities of marketable securities	—	12,318
Proceeds from sale of long-term investment	—	565

Net cash (used in) provided by investing activities	(3,161)	12,519

Cash flows from financing activities:
Proceeds from collection of notes receivable from stockholder	16	9
Issuance of common stock	325	372
Repurchase of common stock	(909)	(464)

Net cash used in financing activities	(568)	(83)

Effect of exchange rate changes on cash and cash equivalents	748	355

Net increase (decrease) in cash and cash equivalents	(1,511)	16,336
Cash and cash equivalents, beginning of period	47,634	32,969

Cash and cash equivalents, end of period	$46,123	$49,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Nature of Business

        Moldflow Corporation ("Moldflow" or the "Company") designs, develops, manufactures and markets computer software applications for the design, engineering and manufacture of injection-molded plastic parts and, as such, revenues are derived primarily from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

        The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-K. The June 30, 2002 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended March 29, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

        The Company's fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2.    Net Income (Loss) Per Common Share

        The following table presents the calculation for both basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(in thousands, except per share data)
Net income (loss)	$(584)	$502	$(368)	$1,629

Weighted average shares used in computing net income (loss) per common share—basic	9,997	10,077	10,026	10,072

Effect of dilutive securities:
Restricted stock	—	11	—	21
Stock options	—	315	—	267

Dilutive potential common shares	—	326	—	288

Weighted average shares used in computing net income (loss) per common share—diluted	9,997	10,403	10,026	10,360

Net income (loss) per common share—basic	$(0.06)	$0.05	$(0.04)	$0.16
Net income (loss) per common share—diluted	$(0.06)	$0.05	$(0.04)	$0.16

        Weighted average common stock equivalents related to stock options of 1,524,000 and 1,413,000 shares were outstanding for the three and nine months ended March 29, 2003, respectively, but were not included in the calculation of diluted net loss per share, as their inclusion would be antidilutive due to the net loss for those periods. Weighted average common stock equivalents related to stock options of 579,000 and 1,008,000 shares were outstanding for the three and nine months ended March 30, 2002, respectively, but were not included in the calculation of diluted income per share, as their inclusion would be antidilutive, as the weighted average exercise price of these options was greater than the weighted average fair value of the underlying shares in those periods.

3.    Derivative Financial Instruments and Hedging Activities

        The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

        At March 29, 2003, currency options and collars designated as hedging instruments with notional amounts of $2.5 million, $7.6 million and $1.9 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of the hedging instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on the amount of the valuation. At March 29, 2003, the total fair values of all currency options and collars held by the Company of $292,000 and $130,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $69,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next fifteen months. During the first and third fiscal quarters, the Company discontinued hedge accounting for the excess portion of instruments that were used to hedge transactions considered no longer probable of occurring. At March 29, 2003, these instruments had notional amounts of $464,000, $922,000 and $110,000 to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively. During the three-month and nine-month periods ended March 29, 2003, losses of $50,000 and $112,000, respectively, were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and nine-month periods ended March 29, 2003, unrealized losses of $3,000 and unrealized gains of $25,000, respectively, were recognized on the ineffective portion of options and collars dedesignated as hedging instruments.

        At March 30, 2002, currency options and collars designated as hedging instruments with notional amounts of $6.4 million, $38.4 million and $7.3 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on the amount of the valuation. At March 30, 2002, instruments with fair values of $446,000 and $(370,000) were recorded as components of other current assets and other current liabilities, respectively. Net unrealized gains on these instruments of $127,000 were included in accumulated other comprehensive income. During the three and nine month periods ended March 30, 2002, gains of $123,000 and $199,000, respectively, were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and nine-month periods ended March 30, 2002, a gain of $31,000 was recognized on the ineffective portion of these options.

4.    Acquisition of Côntrole Processus Industriels

        On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Côntrole Processus Industriels s.a.r.l. ("CPI"), a provider of production monitoring systems to the French plastics industry, for a cash purchase price of $802,000. In addition, the Company paid $93,000 of costs directly related to the acquisition. The Company believes that the acquisition of CPI will increase the Company's presence in the European product monitoring market allowing it to better serve its customers. For this reason the purchase price exceeds the fair value of net tangible and intangible assets, resulting in goodwill. The results of CPI have been included in the Company's consolidated financial statements since the date of the acquisition.

        The purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition, based upon estimates made by management of the Company. Certain of the acquired assets were intangible in nature, including the acquired customer base and non-compete agreements, the fair values of which were determined through generally accepted valuation methodologies. The excess of the total purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of the purchase price is subject to refinement.

At March 29, 2003
(in thousands)
Inventories	$36
Property and equipment	53
Non-compete covenants	100
Customer base	85
Goodwill	843

Total assets acquired	1,117
Current liabilities	(222)

Net assets acquired	$895

        The estimated useful life of the acquired customer base and non-compete covenants is 42 months and 12 months, respectively. No portion of the goodwill or other intangible assets is expected to be deductible for tax purposes.

        The following summarized unaudited pro forma consolidated results of operations of the Company reflect the effect of the CPI acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated as of the beginning of the periods presented and should not be construed as representative of future operations.

	Nine Months Ended
	March 29, 2003	March 30, 2002
	(in thousands except per share data)
Revenue	$26,852	$27,117
Net income (loss)	(805)	1,239
Net income (loss) per common share:
Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.12

5.    Intangible Assets

        Intangible assets acquired in the Company's acquisitions include goodwill, customer base, developed technology and non-compete agreements. All of the Company's acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for the intangible assets.

        In March 2003, the Company initiated a corporate restructuring plan that resulted in the impairment of certain developed technology originally acquired in the fiscal 2001 purchase of Branden Technologies Inc. (see Note 9). A charge of $217,000 was recorded to write-off the net carrying value of this developed technology, which was related to the Company's EZ-Track product. Amortization expense for intangible assets, other than goodwill, for the three months ended March 29, 2003 and March 30, 2002 was $176,000 and $164,000, respectively. Amortization expense for intangible assets, other than goodwill, for the nine months ended March 29, 2003 and March 30, 2002 was $494,000 and $492,000, respectively.

        The components of other intangible assets are as follows (in thousands):

	March 29, 2003			June 30, 2002
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other intangible assets:
Customer base	$415	$(98)	$317	$330	$(58)	$272
Developed technology	675	(490)	185	975	(420)	555
Non-compete agreements	1,200	(915)	285	1,100	(616)	484

Total	$2,290	$(1,503)	$787	$2,405	$(1,094)	$1,311

        The following table summarizes the expected remaining amortization of other intangible assets as of March 29, 2003:

Fiscal year	Estimated amortization expense
(in thousands)
2003 (remainder)	$105
2004	365
2005	149
2006	72
2007	50
Thereafter	46

Total future amortization expense	$787

6.    Software Development Costs

        Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and capitalized thereafter until commercial release of the software products. Development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. The Company established technological feasibility of Moldflow Plastics Insight version 3.0 ("MPI 3.0") in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 were capitalized as a component of fixed assets. In the second quarter of fiscal 2003, the net carrying value of these costs was reclassified from fixed assets to other assets.

        In the nine months ended March 29, 2003, the Company established technological feasibility of three additional products. Research and development costs of $170,000 were capitalized in the second fiscal quarter related to MPI 4.0 and Shotscope 2.6, both of which were commercially released in December 2002. Research and development costs of $148,000 were capitalized in the three months ended March 29, 2003 related to Moldflow Manufacturing Solutions ("MMS") 1.0, which was commercially released in March 2003. All such costs have been included in other assets and are being amortized to cost of product revenue over a five-year period. At March 29, 2003, gross capitalized software development costs totaled $920,000 and accumulated amortization of capitalized development costs totaled $170,000. Related amortization expense for the three months and nine months ended March 29, 2003 was $40,000 and $103,000, respectively.

7.    Common Stock, Treasury Stock and Stock Plans

        On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. In September 2001, the Company reacquired 50,000 shares for $464,000, an average cost of $9.28 per share. In September 2002, the Company reacquired an additional 194,165 shares of its outstanding common stock for $909,000, an average cost of $4.68 per share. As of March 29, 2003, 58,748 of these shares were reissued under the Company's Employee Stock Purchase Plan and 185,417 shares remained in treasury.

        On November 19, 2002, the stockholders of the Company approved an amendment to the Company's 2000 Stock Option and Incentive Plan (the "2000 Option Plan") authorizing the Company to issue up to an additional 1,500,000 shares of common stock pursuant to various stock incentive awards under the 2000 Option Plan.

        A summary of the Company's stock option activity follows:

	Three Months Ended
	March 29, 2003		March 30, 2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	2,481,330	$9.35	1,614,146	$12.37
Granted	6,900	6.95	100,700	13.40
Exercised	(3,379)	2.07	(1,729)	0.97
Canceled	(26,018)	13.44	(13,595)	8.38

Outstanding at end of period	2,458,833	$9.31	1,699,522	$12.35

Weighted average fair value of options granted	$6.86		$13.70
	Nine Months Ended
	March 29, 2003		March 30, 2002
	Shares	Weighted average Exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,618,975	$12.23	1,116,460	$12.07
Granted	1,123,450	4.76	650,700	12.85
Exercised	(53,014)	0.70	(15,651)	1.26
Canceled	(230,578)	9.59	(51,987)	15.73

Outstanding at end of period	2,458,833	$9.31	1,699,522	$12.35

Options exercisable at end of period	779,203		497,807
Weighted average fair value of options granted	$6.29		$12.59
Options available for future grant	1,522,087		941,554

        No compensation cost has been recognized for employee stock-based awards for the three and nine months ended March 29, 2003. Had compensation cost been determined based on the fair value at the grant dates, the Company's net income (loss) would have been the pro forma amounts indicated in the table below. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(in thousands, except per share data)
Net income (loss) as reported	$(584)	$502	$(368)	$1,629

Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,373)	(1,443)	(4,147)	(4,356)

Pro forma net loss	$(1,957)	$(941)	$(4,515)	$(2,727)

Net income (loss) per share:
Basic—as reported	$(0.06)	$0.05	$(0.04)	$0.16
Basic—pro forma	$(0.20)	($0.9)	$(0.45)	($0.27)
Diluted—as reported	$(0.06)	$0.05	$(0.04)	$0.16
Diluted—pro forma	$(0.20)	($0.9)	$(0.45)	($0.27)

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2003	Fiscal 2002
Dividend yield	—	—
Volatility	92.72%	73.88%
Risk-free interest rate	3.1%	4.5%
Expected option life (in years)	5.1	4.4

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

8.    Comprehensive Income

        Comprehensive income is comprised of net income (loss) and other comprehensive income and losses. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company's hedging instruments and unrealized gains and losses on the Company's marketable securities.

        The following table presents the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(in thousands)
Net income (loss)	$(584)	$502	$(368)	$1,629

Other comprehensive income (loss):
Changes in fair value of marketable securities, net of related tax effect	1	(11)	9	(327)
Changes in value of financial instruments designated as hedges, net of related tax effect	226	(84)	210	(16)
Foreign currency translation adjustment	884	482	766	452

Other comprehensive income	1,111	387	985	109

Comprehensive income	$527	$889	$617	$1,738

9.    Restructuring Plans

March 2003 Plan

        In March 2003, the Company initiated a corporate restructuring plan (the "March 2003 plan") related to its acquisition of CPI (see Note 4). The March 2003 plan included the involuntary termination of four technical employees and a reduction of space at a leased facility, related to the integration of CPI's operations. In addition, the March 2003 plan included the write-off of inventories and other assets and certain intangible assets originally acquired in the purchase of Branden Technologies in fiscal 2001, all such items deemed impaired by the acquisition of a similar product in connection with the CPI transaction. Activities under the March 2003 plan are expected to be complete within six months.

        As a result of the March 2003 plan, the Company recorded pre-tax charges and related accruals in the three months ended March 29, 2003 of $617,000. Of this charge, $179,000 related to the write-off of inventories and, as such, was included as a component of the cost of product revenue. The remainder of the charge was recorded as restructuring charges in the Company's Condensed Consolidated Statement of Operations. The Company expects to incur additional charges related to these actions in its fourth fiscal quarter; however, these amounts are not expected to be significant.

        The following table presents the pre-tax charges incurred by category of expenditure, and related restructuring reserve accruals included in accrued expenses in the Company's balance sheet (in thousands):

	Non-cash charges			Charges requiring cash payments
	Write-off of inventories	Write-off of intangible asset	Write-off of other assets	Employee severance costs	Lease termination costs	Other costs	Total
Restructuring charge	$179	$217	$75	$79	$45	$22	$617
Cash payments	—	—	—	13	—	20	33

Balance at March 29, 2003	—	—	—	$66	$45	$2	$113

April 2002 Plan

        In April 2002, the Company enacted a corporate restructuring plan (the "April 2002 plan"). The April 2002 plan was enacted to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan were completed as of March 29, 2003. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of March 29, 2003 relate to long-term contractual obligations from facility commitments that will be paid over six years. The following table presents the balance of the accrued restructuring charges (in thousands):

	Employee severance costs	Lease termination costs	Other costs	Total
Balance at June 30, 2002	$31	$642	$124	$797
Cash payments	(26)	(83)	(115)	(224)
Foreign exchange impact and other adjustments	(5)	35	(9)	21

Balance at March 29, 2003	$—	$594	$—	$594

10.    Credit Facilities

        In December 2002, the Company renewed its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires December 5, 2003, are substantially the same as that of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank's prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of March 29, 2003. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of March 29, 2003, the Company had employed $1.9 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of March 29, 2003, there were no loans advanced against the facility, and the remaining available borrowing base was $3.0 million.

        Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of March 29, 2003.

        Certain subsidiaries of the Company have established other credit facilities totaling $177,000 with two separate financial institutions for general working capital requirements and foreign exchange contracts. Advances against these facilities bear interest at the institutions' published rates, plus 1.5% per annum. Advances against one of these facilities are secured by a $127,000 term deposit and the assets of a subsidiary of the Company. There were no advances against these facilities as of March 29, 2003.

11.    Segment and Geographic Information

        The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic design and manufacturing industry.

        Geographic information regarding the Company's operations follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenue from unaffiliated customers:
Asia/Australia
Product	$2,282	$2,011	$5,083	$5,050
Services	1,487	1,157	4,192	3,470

Total Asia/Australia	3,769	3,168	9,275	8,520

Americas
Product	912	1,336	3,282	3,578
Services	1,476	1,738	4,361	4,967

Total Americas	2,388	3,074	7,643	8,545

Europe
Product	1,385	1,656	4,126	5,305
Services	1,931	1,547	5,656	4,415

Total Europe	3,316	3,203	9,782	9,720

Consolidated
Product	4,579	5,003	12,491	13,933
Services	4,894	4,442	14,209	12,852

Total consolidated	$9,473	$9,445	$26,700	$26,785

        Revenue from unaffiliated customers in Japan for the three months ended March 29, 2003 and March 30, 2002 was $2.7 million and $2.0 million (28% and 21% of total revenue), respectively. Revenue from unaffiliated customers in Japan for the nine months ended March 29, 2003 and

March 30, 2002 was $6.3 million and $5.6 million (24% and 21% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	March 29, 2003	June 30, 2002
	(in thousands)
Fixed assets, net:
Asia/Australia	$1,671	$1,707
Americas	1,541	1,562
Europe	634	524

Total consolidated	$3,846	$3,793

        All of the net fixed assets included in the Americas are located in the United States.

12.    Contingencies, Commitments and Guarantor Arrangements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

        In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company; indemnities and guarantees to financial institutions related to sales of the Company's equity securities and performance under credit facilities of the Company's subsidiaries; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 29, 2003.

        The Company warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days from the date of shipment or any longer period that may be required by local law. The Company records a liability based upon its history of claims against the contractual warranty provisions, which, as of March 29, 2003, was $44,000. The following table describes changes to the liability for the nine months ended March 29, 2003 (in thousands):

Balance at June 30, 2002	$13
Additional accruals	31
Settlements made	—

Balance at March 29, 2003	$44

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in "Risk Factors and Important Factors That May Affect Future Results" beginning on page 27. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

Business Overview

        Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. We categorize our products into two groups, Design Optimization Solutions and Manufacturing Solutions. Our Design Optimization Solutions allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Design Optimization Solutions include our Moldflow Plastics Insight ("MPI") series for in-depth mold design and our Moldflow Plastics Advisers ("MPA") series for part design and high-level mold design. Our Manufacturing Solutions allow plant engineers and managers to automate production and maintain and optimize manufacturing conditions throughout the manufacturing process. Through April 2003, our Manufacturing Solutions included three products: Moldflow Plastics Xpert, Moldflow Shotscope and EZ-Track. Our Moldflow Plastics Xpert ("MPX") series for production set-up, optimization, control and monitoring was introduced in fiscal 1999. Shotscope is a shop floor product that monitors, analyzes and assists in the scheduling of injection molding production processes. EZ-Track provides real-time, plant-wide production monitoring and reporting. Both Shotscope and EZ-Track were launched under the Moldflow brand in fiscal 2001. In April 2003, we introduced Moldflow Manufacturing Solutions ("MMS") 1.0, which integrates our MPX and Shotscope applications on a common platform. MMS 1.0 is a collaborative manufacturing management ("CMM") system for the plastics injection molding and metal die casting industries that captures and makes available extensive process and production data for use in real-time business performance management. CMM is the framework for organizing and controlling the key business processes of a manufacturing enterprise.

        On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Côntrole Processus Industriels s.a.r.l. ("CPI"), a provider of production monitoring systems to the French plastics industry, for $895,000 of cash, including direct acquisition costs. We believe that the acquisition of CPI will increase our presence in the European product monitoring market, allowing us to better serve our customers.

        We sell our products and services internationally through our direct sales operations in 14 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products.

Critical Accounting Policies and Significant Judgments and Estimates

        The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, warranty obligations, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Results of Operations

        We generate revenue from two principal sources:

  •
  license fees for our packaged software products, and

  •
  services revenue derived from maintenance and support services related to our software products, consulting, training and material testing.

        Product revenue.    Typically, our customers pay an up-front, one-time fee for our products. The amount of the fee depends upon the number and type of software modules licensed, the associated hardware components and the number of the customers' employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a "click-wrapped" software license agreement that is included as part of each customer's installation process. Revenue for our iMPA product, a fully functional, application service provider version of our Part Adviser product, is earned on a pay-per-use basis and, to date, has not been significant. For sales of our other products, we generally require a signed license agreement. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs.

        Services revenue.    We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers' employees and material testing services.

        Cost of product revenue.    Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs. In the three and nine months ended March 29, 2003, cost of product revenue also included a charge to write-off certain inventory in connection with our March 2003 restructuring plan.

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

        Research and development.    We employ a development staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel and facilities costs, are generally charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product's release. We established technological feasibility of MPI 3.0 in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 were capitalized related to MPI 3.0. In the second quarter of fiscal 2003, we established technological feasibility of MPI 4.0 and Shotscope 2.6 resulting in the capitalization of $170,000 of research and development costs. In the third quarter of fiscal 2003, we established technological feasibility of MMS 1.0 resulting in the capitalization of $148,000 of research and development costs. All such capitalized costs are being amortized to cost of product revenue over five years, the estimated economic life of the related products.

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

        Restructuring charges.    In the three months ended March 29, 2003, we incurred charges related to actions we took to restructure our business. The restructuring was a result of our January 2003 acquisition of CPI, and was enacted to integrate CPI's operations into our existing operations and to incorporate CPI's products into our current production monitoring product line. This restructuring plan included the involuntary termination of four technical employees, a reduction of space at a leased facility, the write-off of inventory and other assets and the write-off of certain intangible assets. All such charges and expense, except the charge to write-off inventories, have been included as restructuring charges.

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

        The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenue:
Product	48.3%	53.0%	46.8%	52.0%
Services	51.7	47.0	53.2	48.0

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product revenue	8.8%	6.4%	8.1%	7.1%
Cost of services revenue	3.4	3.7	3.3	3.7
Research and development	16.5	18.7	16.3	17.2
Selling and marketing	50.4	49.2	50.2	51.7
General and administrative	19.8	17.3	20.0	18.9
Restructuring charges	4.6	—	1.6	—
Amortization of other intangible assets	1.9	1.7	1.9	1.8

Total operating expenses	105.4	97.0	101.4	100.4

Income (loss) from operations	(5.4)	3.0	(1.4)	(0.4)
Interest income, net	2.8	3.0	3.1	4.3
Other income (loss), net	(1.1)	1.9	(0.6)	5.2

Income (loss) before income taxes	(3.7)	7.9	1.1	9.1
Provision for income taxes	2.4	2.6	2.6	3.0

Net income (loss)	(6.1%)	5.3%	(1.5%)	6.1%

Three Months Ended March 29, 2003 compared to Three Months Ended March 30, 2002

        Revenue.    Total revenue for the three months ended March 29, 2003 was $9.5 million, slightly increased from $9.4 million for the three months ended March 30, 2002. In the same period, product revenue decreased 8%, or $424,000, to $4.6 million from $5.0 million. The following table sets forth our product revenue by product group:

	Three Months Ended
	March 29, 2003	March 30, 2002
	(in thousands, except percentage data)
Product revenue:
Design Optimization Solutions	$3,952	$4,203
Manufacturing Solutions	627	800

Total	$4,579	$5,003

Percentage of total product revenue:
Design Optimization Solutions	86.3%	84.0%
Manufacturing Solutions	13.7	16.0

Total	100.0%	100.0%

        The decrease in product revenue in the third quarter of fiscal 2003 was a result of the continued economic slowdown experienced in the markets we address. Demand for our products is largely driven by the demand for the end products of our customers. The industries in which many of our customers operate, including the consumer products, telecommunications and electronics industries have been among those most severely impacted by the prolonged economic slowdown. As such, these companies have typically reduced their spending on capital items including spending on our products. A continuation of this general economic slowdown could materially and adversely affect us in the future by continuing to decrease our revenue.

        Product revenue from our Design Optimization Solutions for the three months ended March 29, 2003 decreased $251,000, or 6%, to $4.0 million from $4.2 million for the three months ended March 30, 2002. Product revenue from our Manufacturing Solutions for the three months ended March 29, 2003 decreased $173,000, or 22%, to $627,000 from $800,000 for the three months ended March 30, 2002. We believe that the general economic slowdown described above resulted in fewer investments being made in new product designs and molds, particularly in the automotive, electronics and consumer markets, which form a significant part of our customer base, which decreased our Design Optimization Solutions product revenue. We believe the decrease in product revenue from our Manufacturing Solutions is due to the nature of the product line, which is typically characterized by longer selling cycles and higher sales prices than our Design Optimization Solutions.

        We added 77 new customers in the third quarter of fiscal 2003, compared to 122 new customers in the same period of fiscal 2002. Sales to new customers represented 40% of total product revenues in the third quarter of fiscal 2003, compared to 42% in the same period of fiscal 2002. We sold 130 seats of Design Optimization Solutions products and 112 seats of Manufacturing Solutions products in the third quarter of fiscal 2003, compared to 191 seats and 103 seats, respectively, in the corresponding period of fiscal 2002. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

        Services revenue increased 10%, or $452,000, to $4.9 million for the three months ended March 29, 2003, from $4.4 million for the three months ended March 30, 2002. This increase was primarily in the sale of maintenance contracts, which is the result of historical growth in our customer base arising from product license sales.

        No customer accounted for more than 10% of our total revenue during the three-month periods ended March 29, 2003 and March 30, 2002.

        Cost of revenue.    The cost of product revenue increased 37%, or $224,000, to $829,000 for the three months ended March 29, 2003, from $605,000 for the three months ended March 30, 2002. Included in the three months ended March 29, 2003 was a charge of $179,000 to write-off certain inventory in conjunction with our acquisition of CPI. The remaining increase was primarily attributable to increased employee expenses, commission expenses to third parties and royalty costs, partially offset by decreased cost of materials due to the decline in revenues from our Manufacturing Solutions products.

        The cost of services revenue decreased 7%, or $23,000, to $323,000 for the three months ended March 29, 2003, from $346,000 for the three months ended March 30, 2002. This decrease was primarily due to reduced compensation expense resulting from the decrease in headcount under the April 2002 restructuring plan.

        Research and development.    Research and development expenses decreased 11%, or $198,000, to $1.6 million for the three months ended March 29, 2003, from $1.8 million for the three months ended March 30, 2002. This decrease was primarily due to the impact of our elimination of 12 technical positions under our April 2002 restructuring plan and our capitalization of $148,000 of research and development costs in accordance with SFAS No. 86 related to our development of MMS 1.0. The impact of the reduction of four technical positions in conjunction with our March 2003 restructuring plan was largely offset by our acquisition of the operations of CPI, which added 8 technical positions.

        Selling and marketing.    Selling and marketing expenses increased 3%, or $127,000, to $4.8 million for the three months ended March 29, 2003, from $4.7 million for the three months ended March 30, 2002. This increase was primarily due to increased employee expenses, resulting in part from unfavorable foreign exchange movements, and increased professional service fees, partially offset by reduced spending on promotional activities.

        General and administrative.    General and administrative expenses increased 15%, or $248,000, to $1.9 million for the three months ended March 29, 2003, from $1.6 million for the three months ended March 30, 2002. The increase was primarily due to increased employee expenses, resulting in part from unfavorable foreign exchange movements, and increases in professional service fees, including the cost of audit and other accounting services, partially offset by reductions in bad debt expense.

        Restructuring charges.    In the three months ended March 29, 2003, we incurred charges related to our restructuring plan enacted to integrate CPI's operations into our operations and to incorporate CPI's products into our current production monitoring product line. These charges are more fully described in the section below titled, "Restructuring."

        Amortization of other intangible assets.    These costs represent the amortization of other intangible assets recorded in connection with our acquisitions, including developed technology and protective covenants. Amortization expense increased 7%, or $12,000, to $176,000 for the three months ended March 29, 2003, from $164,000 for the three months ended March 30, 2002. The increase was due to our acquisition of CPI in January 2003, which resulted in the addition of $185,000 of new intangible assets. This increase was partially offset by the reduction in amortization expense that resulted from our March 2003 restructuring plan that included the write-off of certain intangible assets which were acquired in our purchase of Branden Technologies in March 2001.

        Interest income, net.    Interest income, net decreased 9%, or $25,000, to $263,000 for the three months ended March 29, 2003 from $288,000 for the three months ended March 30, 2002. The decrease was primarily the result of declining interest rates and the conversion of marketable securities to cash and other highly liquid instruments.

        Other income (loss), net.    Net other income (loss) decreased 160%, or $284,000, to a loss of $106,000 for the three months ended March 29, 2003, from income of $178,000 for the three months ended March 30, 2002. Net other income (loss) includes realized and unrealized foreign exchange gains and losses on intercompany account balances and realized and unrealized gains and losses on our foreign exchange derivative instruments.

        Provision for income taxes.    The provision for income taxes decreased 9%, or $23,000, to $225,000 for the three months ended March 29, 2003, from $248,000 for the three months ended March 30, 2002. In spite of our overall net loss, we incurred income taxes in certain foreign jurisdictions that could not be offset in the financial statement tax provision by tax benefits arising from losses in other jurisdictions.

Nine Months Ended March 29, 2003 compared to Nine Months Ended March 30, 2002

        Revenue.    Total revenue for the nine months ended March 29, 2003 was $26.7 million, slightly decreased from $26.8 million for the nine months ended March 30, 2002. In the same period, product revenue decreased 10%, or $1.4 million, to $12.5 million from $13.9 million. The following table sets forth our product revenue by product group:

	Nine Months Ended
	March 29, 2003	March 30, 2002
	(in thousands, except percentage data)
Product revenue:
Design Optimization Solutions	$9,968	$11,607
Manufacturing Solutions	2,523	2,326

Total	$12,491	$13,933

Percentage of total product revenue:
Design Optimization Solutions	80.0%	83.3%
Manufacturing Solutions	20.0	16.7

Total	100.0%	100.0%

        The aforementioned economic declines in the industries of our primary customers, partially offset by increased sales of our Manufacturing Solutions, resulted in the decrease in total product revenue in the first nine months of fiscal 2003. We believe that the general economic slowdown described above resulted in fewer investments being made in new product designs and molds, particularly in the automotive, electronics and consumer markets, which form a significant part of our customer base, which decreased our Design Optimization Solutions product revenue. These same economic pressures compel plastic part manufacturers to seek to reduce costs to improve their profitability. We believe that this has resulted in the transfer of manufacturing operations to low labor cost economies and increased use of factory automation solutions to optimize manufacturing processes and production capacity, which increased market acceptance of our Manufacturing Solutions products and related product revenue.

        We added 231 new customers in the nine months ended March 29, 2003, compared to 328 new customers in the same period of fiscal 2002. Sales to new customers represented 38% of total product revenue in the nine months ended March 29, 2003, which was unchanged from the same period of fiscal 2002. We sold 316 seats of Design Optimization Solutions products and 239 seats of Manufacturing Solutions products in the nine months ended March 29, 2003, compared to 600 seats and 218 seats, respectively, in the corresponding period.

        Services revenue increased 11%, or $1.4 million, to $14.2 million for the nine months ended March 29, 2003, from $12.9 million for the nine months ended March 30, 2002. This was primarily based on the sale of maintenance contracts, which is the result of historical growth in our customer base arising from license sales.

        No customer accounted for more than 10% of our total revenue during the nine-month periods ended March 29, 2003 and March 30, 2002.

        Cost of revenue.    The cost of product revenue increased 13%, or $253,000, to $2.2 million for the nine months ended March 29, 2003, from $1. 9 million for the nine months ended March 30, 2002. Included in the nine months ended March 29, 2003 was a charge of $179,000 to write-off certain inventory in conjunction with our acquisition of CPI. Net of this charge, the remaining increase was primarily attributable to higher hardware costs resulting from increased sales of our Manufacturing Solutions, partially offset by reduced product documentation costs, third party royalties and employee expenses.

        The cost of services revenue decreased 10%, or $103,000, to $886,000 for the nine months ended March 29, 2003 from $989,000 for the nine months ended March 30, 2002. This decrease was primarily due to reduced compensation expenses resulting from our April 2002 restructuring plan.

        Research and development.    Research and development expenses decreased 6%, or $253,000, to $4.3 million for the nine months ended March 29, 2003, from $4.6 million for then nine months ended March 30, 2002. This decrease was primarily due to the elimination of 12 technical positions pursuant to our April 2002 restructuring plan, the effects of which were largely offset by the decrease in the amount of capitalized costs related to software product development. In the nine months ended March 29, 2003, $318,000 of costs were capitalized in accordance with SFAS No. 86, as compared to $602,000 of costs in the nine months ended March 30, 2002.

        Selling and marketing.    Selling and marketing expenses decreased 3%, or $452,000, to $13.4 million for the nine months ended March 29, 2003, from $13.9 million for the nine months ended March 30, 2002. This decrease was a primarily due to the elimination of 17 sales and marketing positions pursuant to our April 2002 restructuring plan and, to a lesser extent, a reduction in spending on marketing programs.

        General and administrative.    General and administrative expenses increased 6%, or $284,000, to $5.3 million for the nine months ended March 29, 2003, from $5.0 million for the nine months ended March 30, 2002. The increase was primarily the result of increases in employee costs and professional service fees, partially offset by a reduction in headcount.

        Restructuring charges.    In the nine months ended March 29, 2003, we incurred charges related to our restructuring plan enacted to integrate CPI's operations into our operations and to incorporate CPI's products into our current production monitoring product line. These charges are more fully described in the section below titled, "Restructuring."

        Amortization of other intangible assets.    Amortization of other intangible assets of $494,000 for the nine months ended March 29, 2003 was relatively unchanged from the nine months ended March 30, 2002.

        Interest income, net.    Interest income, net, decreased 27%, or $309,000, to $834,000 for the nine months ended March 29, 2003, from $1.1 million for the nine months ended March 30, 2002. The decrease was primarily the result of lower interest rates earned on invested balances.

        Other income (loss).    Other income (loss) decreased 112%, or $1.6 million, to a loss of $168,000 for the nine months ended March 29, 2003, from income of $1.4 million for the nine months ended March 30, 2002. Net income (loss) includes realized and unrealized foreign exchange gains and losses on intercompany account balances and realized and unrealized gains and losses on our foreign exchange derivative instruments. The nine months ended March 30, 2002 also included realized gains of $1.1 million on the sale of certain real estate and investments.

        Provision for income taxes.    Our provision for income taxes decreased 16%, or $129,000, to $675,000 for the nine months ended March 29, 2003 from $804,000 for the nine months ended March 30, 2002. In spite of our overall net loss, we incurred income taxes in certain foreign jurisdictions that could not be offset in the financial statement tax provision by tax benefits arising from losses in other jurisdictions.

Liquidity and Capital Resources

        Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of March 29, 2003, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $46.1 million, our marketable securities balance of $4.2 million and our credit facilities. In December 2002, we renewed our primary $5.0 million, unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. At March 29, 2003, we had employed $1.9 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $3.0 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of March 29, 2003, we had no outstanding debt.

        Net cash provided by operating activities was $1.5 million for the nine months ended March 29, 2003. Cash was generated by net loss as adjusted for non-cash charges, decreases in inventories, prepaid expenses and other current assets and increases in accounts payable and deferred revenues, partially offset by increases in accounts receivable and other non-current assets and decreases in accrued expenses. Net cash provided by operating activities was $3.5 million for the nine months ended March 30, 2002. Cash was provided by net income as adjusted for non-cash charges, and increases in accounts payable and deferred revenues and decreases in accounts receivable, prepaid expenses and other current assets, partially offset by gains realized on the sale of certain assets, increases in other non-current assets and decreases in accrued expenses.

        Net cash used in investing activities was $3.2 million for the nine months ended March 29, 2003. Cash paid to acquire CPI, including direct acquisition costs, was $895,000. Cash was also used in the purchase of fixed assets and marketable securities and the capitalization of software development costs. Net cash provided by investing activities was $12.5 million for the nine months ended March 30, 2002. Cash was generated from the proceeds of sales and maturities of our marketable securities and proceeds from the sale of certain assets, offset by purchases of fixed assets and the capitalization of software development costs.

        Net cash of $568,000 was used in financing activities during the nine months ended March 29, 2003, reflecting the impact of the Company's share repurchase program, under which the Company purchased 194,165 shares of common stock at a cost of $909,000. In the corresponding period of fiscal 2002, net cash of $83,000 was used in financing activities, reflecting 50,000 shares of common stock purchased by the Company under the repurchase program at a cost of $464,000. In both periods, this use of cash was partially offset by exercises of stock options, the collection of shareholder loans and proceeds received for common stock under the Company's Employee Stock Purchase Plan.

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

        The Company does not have any special purpose entities or off-balance sheet financing arrangements. The Company's cash commitments, as disclosed in Note 18 to the Company's audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended June 30, 2002, have not changed significantly.

Restructuring

March 2003 Plan

        In March 2003, we initiated a corporate restructuring plan (the "March 2003 plan") related to our acquisition of CPI. The March 2003 plan included the involuntary termination of four technical employees and a reduction of space at a leased facility, related to the integration of CPI's operations. In addition, the March 2003 plan included the write-off of inventories and other assets and certain intangible assets originally acquired in the purchase of Branden Technologies in fiscal 2001, all such items deemed impaired by the acquisition of a similar product in connection with the CPI transaction. Activities under the March 2003 plan are expected to be complete within six months.

        As a result of the March 2003 plan, we recorded pre-tax charges and related accruals in the three months ended March 29, 2003 of $617,000. Of this charge, $179,000 related to the write-off of inventories and, as such, was included as a component of the cost of product revenue. The remainder of the charge was recorded as restructuring charges in our Condensed Consolidated Statement of Operations. We expect to incur additional charges related to these actions in its fourth fiscal quarter; however, these amounts are not expected to be significant.

        The following table presents the pre-tax charges incurred by category of expenditure, and related restructuring reserve accruals included in accrued expenses in our balance sheet (in thousands):

	Non-cash charges			Charges requiring cash payments
	Write-off of inventories	Write-off of intangible asset	Write-off of other assets	Employee severance costs	Lease termination costs	Other costs	Total
Restructuring charge	$179	$217	$75	$79	$45	$22	$617
Cash payments	—	—	—	13	—	20	33

Balance at March 29, 2003	—	—	—	$66	$45	$2	$113

April 2002 Plan

        In April 2002, we enacted a corporate restructuring plan (the "April 2002 plan"). The April 2002 plan was enacted to resize the Company and to reduce our overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction of size of other leased offices. All significant activities under the April 2002 plan were completed as of March 29, 2003. As a result of the April 2002 plan, we recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of March 29, 2003 relate to long-term contractual obligations from facility commitments that will be paid over six years. The following table presents the balance of the accrued restructuring charges (in thousands):

	Employee severance costs	Lease termination costs	Other costs	Total
Balance at June 30, 2002	$31	$642	$124	$797
Cash payments	(26)	(83)	(115)	(224)
Foreign exchange impact and other adjustments	(5)	35	(9)	21

Balance at March 29, 2003	$—	$594	$—	$594

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

        The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past eighteen months which significantly and adversely affected our business in fiscal 2002 and in the first three quarters of fiscal 2003. A continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue as compared to prior years, or by lowering our revenue growth rates when compared to those experienced prior to fiscal 2002. In addition, world political events are continuing to cause widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a further suspension of purchasing by our customers.

        Our business model and market focus is changing as we further develop and exploit our Manufacturing Solutions products.

        The development and implementation of a robust set of products in our Manufacturing Solutions group has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this new set of products. Optimizing sales of this product group will also require that we capitalize on existing customer synergies through a common product strategy and that our sales model be effective in selling both Design Optimization Solutions and Manufacturing Solutions products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because these products interact with other factory or enterprise wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Acquisition of other businesses, such as CPI, may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology onto our product platform.

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

        We have experienced significant fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

  •
  seasonal slowdowns, in particular in our first fiscal quarter, in many of the markets in which we sell our products,

  •
  changes in the mix of products and services we provide as sales of our Manufacturing Solutions products and our services will result in higher cost of product sales and a longer selling cycle,

  •
  the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure and planned program spending, such as that required for major marketing initiatives or trade shows,

  •
  introductions of new services or enhancements by us and our competitors and changes in our and our competitors' pricing policies,

  •
  the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not yet be offset by losses in other tax jurisdictions,

  •
  currency fluctuations, and

  •
  timing and integration of acquisitions, such as CPI.

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

        Our industry is characterized by:

  •
  rapid technological advances,

  •
  evolving industry standards,

  •
  changes in end-user requirements,

  •
  intense competition,

  •
  technically complex products,

  •
  frequent new product introductions, and

  •
  evolving offerings by product manufacturers.

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

        We may engage in mergers, acquisitions and strategic relationships in the future. We may not be able to identify suitable candidates, and, if we do identify suitable candidates, we may not be able to make such business combinations on commercially acceptable terms or at all. If we merge with or acquire another company, such as CPI, we will only receive the anticipated benefits if we successfully integrate any such business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, a business combination may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the business of CPI or any other target business effectively or if key employees of that business leave, the anticipated benefits of the transaction would be jeopardized. The time, capital, management and other resources spent on a business combination that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, mergers and acquisitions can involve nonrecurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

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

  •
  we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology,

  •
  third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies,

  •
  the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public,

  •
  our trade secrets may also become known without breach of such agreements or may be independently developed by competitors,

  •
  foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights, and

  •
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

        The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenues are derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

  •
  decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries,

  •
  decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

  •
  lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

  •
  decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet be offset by tax benefits arising from losses in other jurisdictions,

  •
  lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

  •
  lost revenue resulting from the imposition by foreign governments of trade protection measures, and

  •
  higher cost of sales resulting from import or export licensing requirements.

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

        The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility in the past twelve months. Many factors may cause the market price for our common stock to decline, including:

  •
  revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter,

  •
  downward revisions in securities analysts' estimates or changes in general market conditions,

  •
  changes in our senior management personnel,

  •
  distribution or sale of shares of Moldflow stock by insiders or affiliated persons,

  •
  technological innovations by competitors or in competing technologies,

  •
  a decrease in the demand for our common stock,

  •
  investor perception of our industry or our prospects, and

  •
  general technology or economic trends.

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

        We invest our excess cash balances in highly liquid, interest bearing instruments. These instruments expose us to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. These instruments, along with our accounts receivable, also potentially expose us to credit risk. Our investments are limited to high-grade corporate debt securities, government issued debt, municipal debt securities, money market funds, and similar high quality instruments to mitigate this credit risk. The credit risk associated with accounts receivable is minimal due to the large number of customers and their broad dispersion over geographic regions and industries.

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

  (b.)
  Changes in internal controls

        None.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings, which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a.)
  Exhibits:

3.1	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock.(1)
4.1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent.(1)
99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003.

(b.)
Reports on Form 8-K

        On April 24, 2003 the Company filed a Form 8-K disclosing the financial results for the fiscal quarter ended March 29, 2003.

        On February 3, 2003 the Company filed a Form 8-K disclosing the adoption of a Shareholder Rights Plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLDFLOW CORPORATION
	By:	/s/ A. ROLAND THOMAS A. Roland Thomas President and Chief Executive Officer
MOLDFLOW CORPORATION
	By:	/s/ SUZANNE E. ROGERS MACCORMACK Suzanne E. Rogers MacCormack Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2003

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

Date: May 9, 2003
/s/ A. ROLAND THOMAS A. Roland Thomas, President and Chief Executive Officer

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

Date: May 9, 2003
/s/ SUZANNE E. ROGERS MACCORMACK Suzanne E. Rogers MacCormack, Executive Vice President of Finance and Administration and Chief Financial Officer

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
Moldflow Corporation Condensed Consolidated Balance Sheet (in thousands) (unaudited)
Condensed Consolidated Statement of Operations (in thousands, except per share data) (unaudited)
Condensed Consolidated Statement of Cash Flows (in thousands) (unaudited)
MOLDFLOW CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS