Form 10-Q/A
period 2003-03-29
MOLDFLOW CORP
filed 2003-05-14
CIK 1103234

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q

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

        There were 9,999,359 shares of our common stock, par value $0.01, outstanding on May 12, 2003.

MOLDFLOW CORPORATION
FORM 10-Q
For the Quarter Ended March 29, 2003

Table of Contents

		Page Number
Part I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements:
	Condensed Consolidated Balance Sheet as of March 29, 2003 and June 30, 2002	1
	Condensed Consolidated Statement of Operations for the three months ended March 29, 2003 and March 30, 2002 and for the nine months ended March 29, 2003 and March 30, 2002	2
	Condensed Consolidated Statement of Cash Flows for the nine months ended March 29, 2003 and March 30, 2002	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		33
Certifications		34

EXPLANATORY NOTE:

        Pursuant to this Form 10-Q/A, the Registrant amends "Item 1: Unaudited Financial Statements" to correct an error in Note 7 to the Unaudited Condensed Consolidated Financial Statements, "Common Stock, Treasury Stock and Stock Plans." No other changes have been made to the Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003.

i

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

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(in thousands, except per share data)
Net income (loss) as reported	$(584)	$502	$(368)	$1,629

Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,373)	(1,443)	(4,147)	(4,356)

Pro forma net loss	$(1,957)	$(941)	$(4,515)	$(2,727)

Net income (loss) per share:
Basic—as reported	$(0.06)	$0.05	$(0.04)	$0.16
Basic—pro forma	$(0.20)	$(0.09)	$(0.45)	$(0.27)
Diluted—as reported	$(0.06)	$0.05	$(0.04)	$0.16
Diluted—pro forma	$(0.20)	$(0.09)	$(0.45)	$(0.27)

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2003	Fiscal 2002
Dividend yield	—	—
Volatility	92.72%	73.88%
Risk-free interest rate	3.1%	4.5%
Expected option life (in years)	5.1	4.4

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
Date: May 14, 2003

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

Date: May 14, 2003
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

Date: May 14, 2003
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