Form 10-K
period 2003-06-30
MOLDFLOW CORP
filed 2003-09-19
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2003

Commission File Number: 000-30027

Moldflow Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3406763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

430 Boston Post Road, Wayland, MA 01778

(Address of principal executive offices, including zip code)

(508) 358-5848

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of our voting and non-voting common stock held by non-affiliates is $61,763,738 based on the last reported sale price of our common stock on The Nasdaq Stock Market on December 27, 2002. On September 15, 2003, there were 10,054,059 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MOLDFLOW CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2003

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 28. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

      References to “we,” “us,” “our” and similar pronouns refer to Moldflow Corporation and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

      We believe we are the world’s leading global provider of automation and optimization software solutions for the plastics injection molding industry. Products that make extensive use of plastic parts include automobiles, cellular telephones, personal digital assistants, pagers, televisions, cameras, medical instruments, toys and personal computers. The commercial success of each of these products often relies heavily upon reducing the time to bring new products to market, reducing engineering and manufacturing costs and improving product quality and design.

      Participants in all aspects of the injection molded plastic parts manufacturing process, including part designers, mold designers, manufacturing engineers and machine operators, use our products. These products enable our customers to speed their products to market, decrease manufacturing costs and reduce costly design and manufacturing errors by:

•	determining the degree to which the injection molding process will constrain part design,

•	optimizing production conditions such as machine temperatures, injection speeds, cooling times and the locations in a mold to inject the plastic to balance quality and production speed,

•	allowing part designers to compare material choices,

•	identifying and providing optimized solutions for adverse variations during production, such as shrinkage or warpage of the plastic part,

•	recording costs associated with molding a specific part,

•	scheduling, monitoring and reporting plant floor molding and related operations, and

•	providing features which facilitate collaboration over shared media, such as the Internet.

      We offer two product groups which provide functionality across a broad spectrum of the plastics design to manufacturing process. Our Design Optimization Solutions, which include our Moldflow Plastics Advisers (“MPA”) and Moldflow Plastics Insight (“MPI”) products, help part and mold designers and plastics engineers design products that will be manufactured correctly the first time, while our Moldflow Manufacturing Solutions products (“MMS”) allow manufacturing professionals to monitor, control and optimize their process on the shop floor.

      Our products are used by more than 5,000 customers at more than 5,700 sites in over 60 countries around the world. We sell our products primarily through our direct sales force in North America, Europe and Asia and, to a lesser extent, through developers of other design software products and distributors in defined geographic regions. Representative customers include Microsoft, DaimlerChrysler, Apple Computer, Baxter International, BMW, duPont, Fuji Xerox, Hewlett-Packard, Motorola, Nokia and Samsung. We have distribution arrangements with PTC, Electronic Data Systems (“EDS”) and resellers of products from SolidWorks, a subsidiary of Dassault Systemes, and Autodesk.

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

      We reincorporated from Australia to Delaware in 1997 and we have grown our business in part by acquiring three companies with complementary product lines. See Note 3 to the Consolidated Financial Statements. We are engaged in one reportable industry segment — the development, marketing and support of software products for the plastics design and manufacturing industry. Our segment financial information is reported in Note 19 of the Notes to the Consolidated Financial Statements. Our corporate website is www.moldflow.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act are available for review on our website. Any such materials that we file with, or furnish to, the Securities and Exchange Commission in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

      In technology-driven industries, the use of plastics has become increasingly important as weight, cost and quality are standard points of competitive differentiation. Most importantly, because plastics can be molded into extremely complex shapes, they are uniquely suited for use in high technology products. Products such as cell phones, personal digital assistants, and notebook computers have all employed increasingly complex designs characterized by smaller parts, reduced weight, more sophisticated shapes and lower tolerances. These complexities often lengthen the time to market for new products. As product life cycles shrink and time to market becomes increasingly important, successful manufacturers in these industries must design and build products quickly and correctly the first time. In particular, production delays or high product defect rates for manufacturers in rapidly changing industries can represent significant economic and opportunity costs.

      In today’s global economy, manufacturers seek to gain strategic advantage through excellence in manufacturing or, alternatively, to outsource and create this advantage through a supply chain. To meet their customers’ needs, plastics manufacturers seek to scale quickly to become full service contract manufacturers, as the basis for competition in manufacturing is speed, flexibility and cost. Injection molders must implement systems and processes to achieve efficient cost effective production in their operations and visibility into their supply chains.

Injection Molding Process

      The dominant method for producing plastic parts with complex shapes is injection molding. Injection molding involves the injection of molten plastic into a mold cavity where it is packed under pressure, subsequently cooled, and then ejected, yielding a final part.

      The injection molding process is extremely complex. It requires the matching of part geometry to mold geometry, as well as accommodating varying material, machine, and environmental operating conditions. Not only must the mold cavity be machined precisely to produce the desired shape of the final part, but it also must account for shrinkage and warpage of the plastic material as it cools and is ejected from the mold. Problems can arise in this process if the part is too thin or thick, if the molten plastic enters the mold at the wrong temperature, if the locations of the points of entry of the plastic into the mold are mismatched to the design of the part or if the properties of the chosen plastic are poorly matched to the product’s function. Each of these potential problems can cause an excessive number of defective or substandard parts to be produced, require several attempts to remachine the mold, or result in longer production cycle times and higher costs.

      The process of designing and producing injection molded plastic parts consists of four distinct steps, the design portion of which can take from several weeks to several months depending on the complexity and other attributes of the part being designed:

•	Part Design — A design engineer, who typically does not specialize in the design of plastic parts, creates the initial design of the end product, including the plastic components. These design engineers face difficult plastic-related decisions which often fall outside of their area of specialization, including selecting a plastic material, estimating the strength and rigidity of the part, designing the part with shapes and thicknesses that can be readily produced using injection molding and completing each of the steps in a cost efficient manner.

•	Mold Design — After the part has been designed, typically a second engineer designs the mold into which injection molding machines can fill and pack the selected plastic material to create the part. Designing a mold requires the engineer to estimate many important variables, including the amount the plastic part will warp or shrink and the optimal locations for injecting plastic into the mold. The cost of a mold can vary from as little as a few thousand dollars to more than one million dollars.

•	Production Set-up — After the mold has been designed and built, the mold is fastened into an injection molding machine. A machine operator then adjusts several machine settings, such as machine temperature, injection speed and cooling time until the machine produces acceptable parts. In many instances, once acceptable parts are made with some frequency, the operator makes little or no effort to improve the machine’s set-up to optimize speed or minimize failure rates.

•	Production and Process Monitoring — In most instances, once commercial production begins, machine operators monitor the injection molding machine’s performance, which will vary over time. This variation can be caused by operating conditions which shift as a result of factors such as temperature fluctuations and lot-to-lot variations in the raw plastic material, or a process which is too sensitive to these normal environmental changes.

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

      The inefficiencies and resulting cost increases occurring in this process are further exacerbated when companies outsource one or more of these steps. Many companies have set up supply chains to match expertise and cost structures to each step of this process and take advantage of available networks to establish “design anywhere, build anywhere” collaborations with suppliers and between divisions across their company. The part design, mold design and production steps often occur in geographically separated facilities. As a result, the iterative process of designing a plastic part is frequently hindered by having to coordinate this process across multiple locations and time zones.

The Moldflow Solution

      Using our extensive knowledge of designing and manufacturing with plastics, we have developed a suite of software applications which enhance our customers’ ability to optimize the design and production process for injection molded plastic parts. Our approach, which we call Process Wide Plastics Solutions, provides our customers with a software tool for each step in this process, from part design through production and process monitoring, in an integrated environment. Together, our suite of products permits plastics manufacturers to significantly decrease the guesswork involved in each step of the injection molding process by replacing the traditional trial-and-error process with an automated and integrated process. Our products can significantly reduce the time it takes to design plastic parts for injection molding, improve the quality of the plastic part produced and decrease the cost of the production process. With direct sales offices and distribution partners worldwide, we believe that we are uniquely positioned to deliver our evolving suite of software tools to customers in any part of the world.

Our Products

      We offer software solutions for all phases of designing and manufacturing injection molded plastic parts. We have categorized our product offerings into two distinct groups, Design Optimization Solutions and Manufacturing Solutions. Design Optimizations Solutions include the Moldflow Plastics Advisers (“MPA”) series for part design and high-level mold design and the Moldflow Plastics Insight (“MPI”) series for more in-depth part and mold design. Moldflow Manufacturing Solutions (“MMS”) products deliver a complete collaborative manufacturing management system, which provides production and process data for use in real-time business performance management and automates the setup, optimization and control of the injection molding process. In addition, we created and support plasticszone.com, which we believe to be the world’s first e-business site designed for predictive engineering for injection molded plastics. Our products employ complex and proprietary mathematical concepts. For example, our MPA and MPI products employ our patented Dual Domain technology, which permits users to conduct complex plastic flow simulations using solid model data generated by their design modeling software. As a result, users can eliminate the otherwise necessary, time-consuming and error-prone step of creating a unique mathematical representation to be used solely for simulating plastics flow.

Moldflow Plastics Advisers

      Our MPA series provides part and mold designers with applications that permit them to quickly check the ultimate manufacturability of their designs at an early stage in the design process. We have designed MPA to input its results directly into MMS to enhance the efficiency of molding machine set-up. The MPA series consists of three products:

Part Adviser is a user-friendly application which enables product designers without expertise in designing plastic parts to address key manufacturing concerns in the preliminary design stage. Part Adviser offers practical advice for the broad range of problems it identifies without the need to consult with engineers who specialize in plastic part design. Part designers are able to receive rapid feedback on the extent to which a number of factors, including modifications such as part geometry, material selection or plastic fill locations, affect the manufacturability of a plastic part. In addition, Part Adviser permits the designer to create reports which can be instantly shared with fellow design team members across the Internet.

Mold Adviser extends the capabilities of Part Adviser to permit the mold designer to layout and analyze an optimal mold. This product eliminates the need to design and build molds through trial-and-error, enabling a mold designer to create molds quickly and efficiently.

iMPA is a fully functional, application service provider (“ASP”) version of our Part Adviser product and provides access to this product on a pay-per-use basis.

Moldflow Plastics Insight

      The MPI series contains our broadest set of predictive capabilities for injection molding and is typically used by highly specialized design engineers. The MPI series assists design engineers in determining the optimal combination of part geometry, material choice, mold design and processing parameters to produce quality finished products. MPI allows the optimization of the variables that may be adjusted by the mold designer. For instance, a mold designer often receives a part design and is not permitted to make changes to the design, but rather must create a mold design and a set of operating conditions best suited for the part as designed. MPI may also be used in connection with a completed mold which was poorly designed and is producing defective parts at an unacceptable rate. In these cases, MPI can be used to find the best possible operating conditions for the mold-part combination to minimize the defects or it can be used to identify the changes necessary in the mold to improve part yields. The results generated by our MPI products can be input directly into our MMS product to reduce machine set-up time.

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

MPI/ Flow predicts the flow and subsequent packing of plastics at the start of the injection molding cycle to enable users to optimize locations for plastic filling and processing conditions, assess possible part defects and automatically determine the dimensions for a balanced feed system for the plastic material.

MPI/ Cool is used to design cooling circuits and a mold block around a part to optimize mold design by adjusting the size and locations of the cooling circuits. Because many warpage problems result from improper cooling design, using MPI/ Cool for mold designs enhances ultimate product quality. MPI/ Cool also enables all of the benefits of mold cooling analysis to be applied to gas injection molded parts.

MPI/ Warp and MPI/ Shrink predict and identify the cause and amount of warpage and shrinkage in plastic parts.

MPI/ Fusion allows users to work directly from three-dimensional solid models to perform detailed calculations. Based upon the same patented technology at the core of the MPA series of products, MPI/ Fusion permits more rapid investigation into the characteristics of the plastic parts and molds being analyzed.

MPI/ Flow3D uses a fully three-dimensional meshing and solving technology to analyze thick plastic parts. The majority of the MPI modules are focused on the broadest class of plastic parts, those that are termed “thin wall.” There are plastic parts, however, that are very thick or have widely varying thicknesses throughout. Until the development of MPI/ Flow3D, creators of these types of products had no commercially viable product alternative to investigate the filling process to produce better parts and molds.

MPI/ Stress predicts the structural integrity of plastic components under stress to quickly predict whether initial concept designs meet desired structural requirements and whether the part will permanently deform if put under load. The stress analysis calculates the amount of force which will cause buckling and predicts the final buckled shape.

MPI/ Fiber utilizes sophisticated visualization tools to provide insight into the part’s properties by allowing the user to see how fiber alignment varies throughout the part’s layers. Plastics are often filled with various forms and quantities of fibers to tailor the material’s operating characteristics, such as resistance to bending. The fiber analysis also predicts the effects of fiber orientation. The effects of plastic flow on fiber orientation have a significant impact on the mechanical and structural properties of fiber filled plastic injection molded parts.

MPI/ Optim automatically determines the optimum processing conditions to be set for a specific part on an injection molding machine to produce a part of acceptable quality. These results may be used as input variables for MMS to ensure molding machine set-up is as quick and efficient as possible. The results may also be used in isolation, as an input to assist the operator in finding the best settings for a specific machine to produce the desired parts.

MPI/ Gas provides predictive capabilities for the gas injection molding process. The gas injection molding process is very similar to the injection molding process described earlier but the machine produces an injection of air, timed within the filling phase to follow the injection of plastic, to produce wider, but hollow, channels within the part. These channels add structural rigidity to the end product that is often desirable for large parts such as television casings and lawn furniture.

MPI/ Co-Injection provides an invaluable tool for simulating the sequential co-injection process, where a skin material is injected first, followed by the injection of a different core material. Users can view the advancement of the materials in the cavity and see the dynamic, changing relationship between skin and core materials as filling progresses.

MPI/ Injection Compression simulates all major process control methods for a total evaluation of candidate materials, part design, mold design and process conditions. Users can simulate processes where polymer injection and mold compression occur simultaneously or sequentially.

MPI/ Reactive Molding allows users to simulate a variety of thermoset molding processes including reaction injection molding (“RIM”), structural reaction injection molding (“SRIM”), and thermoset and rubber injection molding. Thermosets are a type of plastic which are used for products that must withstand high temperatures without alteration of their physical properties and are used for a variety of applications including integrated circuit microchip encapsulation, automotive headlamp housings, engine valve covers and other automotive engine components and circuit breakers.

MPI/ Microchip Encapsulation extends the capabilities of MPI/ Reactive Molding to simulate the encapsulation of semiconductor chips with reactive resins. The encapsulation process facilitates heat dissipation and enables electrical interconnection of the chips.

MPI/ Underfill Encapsulation is an optional add-on module that extends the capabilities of MPI/ Reactive Molding to simulate the pressurized underfill encapsulation process.

Moldflow Manufacturing Solutions

      In today’s competitive manufacturing environment, injection molders and die casters must implement systems and processes to ensure efficient, cost effective production in their operations. Beyond the setup, optimization and control of the process itself, there are injection molding manufacturing related tasks that must be performed, optimized, standardized and integrated across the company-wide enterprise. These additional tasks include production scheduling, preventive maintenance, process and production monitoring, statistical process control, statistical quality control and production reporting. MMS products address all of these needs and more with modular, scalable solutions that work for small, independent shops as well as large, multinational corporations.

      Specifically, MMS 1.0 is a Collaborative Manufacturing Management (“CMM”) system for the plastics injection molding and metal die casting industries that captures and makes available extensive process and production data for use in real-time business performance management. CMM is the framework for organizing and controlling the key business processes of a manufacturing enterprise. Business leaders use it to drive strategic planning and technology assessment, as well as map existing conditions and a migration path for improvements. The MMS system represents the integration of a series of modules powered by proven Moldflow Plastics Xpert (“MPX”) and Moldflow Shotscope technology, which global manufacturers are using today to achieve real-time performance management.

Moldflow CPI 2000

      Moldflow CPI 2000, currently available only in certain European markets, is a production monitoring system that enables real-time scheduling, monitoring and reporting of data from the factory floor. The status of all monitored machines is displayed at a glance, indicating machines running out of specification limits, or those that have a fault. Cycle time, down time, part reject rates and the efficiency of every machine is instantly available. The impact of machine efficiency on scheduling and delivery is automatically updated.

      Moldflow CPI 2000 provides a sophisticated scheduling and management system from initial order to product delivery, as well as stock control and preventive maintenance modules. The statistical production control module allows users to correct problems before they affect production. In addition, Moldflow CPI 2000 can generate a comprehensive set of reports for production, materials, machinery and tools.

Our Customers

      Our products are used at more than 5,700 user sites in more than 5,000 companies, which are located in over 60 countries spanning the globe. No single customer accounted for more than 10% of our revenue for fiscal 2003. Representative customers in various industries include:

Automotive

DaimlerChrysler Corporation

BMW AG
DENSO Corporation
Ford Motor Company
Hyundai Business Group
Valeo SA
Volkswagen AG

Toys

Fisher Price, Inc.

Hasbro, Inc.
Mattel, Inc.

Electronics

Apple Computer Inc.

The Framatome Group
Fuji Xerox Co., Ltd.
Hewlett-Packard Company
Microsoft Corporation
Motorola, Inc.
Nokia Corporation
Siemens AG
Tyco Electronics, Inc.

Material Suppliers

Bayer AG

The Dow Chemical Company
Eastman Chemical Company
E. I. duPont de Nemours and Company
GE Plastics
M. A. Hanna Company

Medical

Bausch and Lomb Surgical

Baxter International, Inc.
Becton Dickinson and Company

Other/ Multiple Industries

Fisher & Paykel Industries Limited

LG Group
Minnesota Mining and Manufacturing (3M)
Montblanc-Simplo GmbH
Perlos Oyj
Samsung Group

Sales and Marketing

      We distribute our products and services primarily through our direct sales organization. As of June 30, 2003, our direct sales organization consisted of 33 sales associates, who operated out of offices located in Australia, China, France, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Sweden, Taiwan, the United Kingdom and the United States. Our direct sales model involves pairing a sales associate and an applications engineer to form a sales team. These teams work together to conduct a thorough evaluation of potential customers’ design and manufacturing processes and provide the potential customers with a detailed analysis of the cost savings our products could produce in a selected aspect of their business. See Note 19 to the Consolidated Financial Statements for information regarding the geographic distribution of our results of operations.

      To supplement the efforts of our direct sales organization, we also sell our products through marketing and distribution arrangements with several design software vendors as an integrated application on their solid modeling design systems. For example, PTC incorporates our MPA product in a module of its Pro/ ENGINEER product suite, which they call Pro/ PLASTIC ADVISOR and EDS sells our MPA product as well as multiple modules contained within our MPI family of products. We have distribution arrangements with resellers of products from SolidWorks, a subsidiary of Dassault Systems, and Autodesk. We have established this network of distributors to provide worldwide sales coverage to complement our direct sales organization. Sales of our products may be subject to seasonal variations, particularly in our first fiscal quarter, in many of the markets in which we sell our products.

      Certain of our products and services are also distributed through plasticszone.com, our proprietary website. Plasticszone.com is a business and productivity website for professionals working with injection molded plastics. Plasticszone.com offers activity zones that provide access to our iMPA product, the Internet version of our MPA product, and to our various service offerings.

Backlog

      We generally ship our Design Optimization Solutions products within 30 days of acceptance of an order and execution of the appropriate license documentation. Shipments of our MMS products are dependent upon acceptance of an order, execution of the appropriate license documentation, hardware availability and customer delivery requirements which may result in orders that exist at the end of a quarter that have not been shipped or recognized as revenue.

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

Material Testing Services

      Our material testing group provides testing services to our customers who are seeking accurate, reliable material data on new or existing grades of polymers, measured under a wide range of practical molding conditions. We have established a database containing information on approximately 7,500 plastic materials. We conduct this testing at our facilities located near Melbourne, Australia, and in Ithaca, New York, which are equipped with state-of-the-art equipment, including injection molding machines. The research and testing conducted at these facilities provides essential data for our full line of software applications.

Product Development

      Our product development strategy focuses on ongoing development and innovation of new technologies to increase our customers’ productivity and provide solutions that our customers can integrate into their existing environments. We plan to extend our leadership position in plastics simulation technology by continuing to make significant investments in research and development and to maintain our market share by rapidly creating and delivering new product releases to our customers.

      Our product development activities take place in research centers located in the United States, Australia, France and the United Kingdom. We have linked the information systems of each of these facilities to provide a continuous development environment, enabling product development to be undertaken 24 hours per day.

      To enhance our product development efforts, we fund or participate in a wide assortment of external research and development projects, often being conducted by the world’s leading experts in their fields. In many cases, through these projects we gain access to fundamental research with comprehensive experimental results. Often the researchers agree to restricted publishing rights in order to pursue topics of mutual interest. A partial list of our collaborative partners includes ENSAM (France) for shrinkage, University of Illinois (USA) for analysis of fiber filled parts, University of Bradford (United Kingdom) for fiber orientation measurement and process control, Technical University of Eindhoven (Netherlands) for numerical methods, University of Sydney (Australia) and The National University of Singapore for fluid mechanics.

      As of June 30, 2003, our product development staff had 64 employees, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. We seek to recruit highly skilled employees, and our ability to attract and retain such employees will be a principal factor in our success in maintaining our leading technological position. We believe that such investments in research and development are required in order for us to remain competitive and we believe our cadre of software developers and our worldwide development capabilities represent a significant competitive advantage. In fiscal 2003, 2002 and 2001 our research and development expenses were $5.7 million, $6.2 million and $6.6 million, respectively, which is net of certain software development costs required to be capitalized under generally accepted accounting principles. Costs of $669,000 and $602,000 were capitalized in 2003 and 2002, respectively. See Note 6 to the Consolidated Financial Statements.

Competition

      The markets into which our products are sold are highly competitive. We compete with many companies engaged in selling software solutions to companies involved in product development and manufacturing. Our Design Optimization Solutions products face competition from computer-aided design (CAD) and com-

puter-aided engineering (CAE) companies, materials vendors and independent engineering consultants. Our Manufacturing Solutions products face competition from injection molding manufacturers and industrial automation system providers. In addition, new competitors may surface as we introduce new products into the marketplace.

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

      We believe that the principal competitive factors affecting our markets include:

•	speed of innovation,

•	ease of use,

•	flexibility,

•	quality,

•	ease of integration into or communication with enterprise engineering applications, such as computer-aided design systems, product life cycle management systems, or enterprise resource planning systems,

•	performance and functionality,

•	price and cost of ownership,

•	customer service and support,

•	company reputation and financial viability, and

•	effectiveness of sales and marketing efforts.

      We believe that we compete effectively on these factors.

Technology and Proprietary Rights

      Our success depends to a significant degree upon our ability to develop and maintain proprietary products and technologies. We currently own all of the core technology used in our products and license only assorted peripheral software that facilitates the operation of our products’ core functions.

      We engage in a regular review of our proprietary technology to determine the optimal method of protecting such technology. We currently own two issued United States patents and corresponding international patents. We have other U.S. and international patent applications pending. These patents cover a relatively small portion of our overall portfolio of intellectual property. We view these patents as one important way of protecting our key intellectual property that may not be protected by the use of other methods. We intend to continue to file patent applications as we develop new products and technologies. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Furthermore, even if patents are licensed or issued to us, others may design around the patented technologies. In addition, we could incur substantial litigation costs if we are required to initiate patent litigation to enforce our patent rights, and the outcome of any patent litigation is uncertain.

      We rely on a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect the unpatented proprietary technology contained in our products. We distribute our software under software license agreements that typically grant customers non-exclusive, non-transferable licenses to use our products. These agreements usually restrict use of the licensed software to our customer’s internal operations on designated computers at specified sites unless the customer obtains a site license for the software, and are subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. For certain software, such as the

MPA series, we rely primarily on “click-wrapped” licenses that are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Further, software security measures are employed in our products to seek to prevent unauthorized use of our software.

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

Employees

      As of June 30, 2003, we had 246 employees, 84 of whom resided in the United States, 50 of whom resided in Australia and 112 of whom resided in other countries. We believe that our relationship with our employees is good.

Item 2.	Properties

      We operate primarily in leased facilities. We lease 22,694 square feet of office space located in Wayland, Massachusetts pursuant to a 5-year lease that expires in August 2005. This facility serves as our corporate headquarters and personnel located at this facility include most members of our senior management team, technical support personnel, product marketing personnel, some development personnel, and some finance and administration personnel. We also lease office space in the other countries in which we do business. Our aggregate lease expenses were $2.2 million in fiscal 2003, which excludes certain lease termination charges that were included in our restructuring charge.

      We own an 18,100 square foot office building near Melbourne, Australia. Personnel located at our Melbourne facility include members of our software development and research team, some of our materials testing personnel, a portion of our Asia Pacific sales force and finance and administrative staff.

Item 3.	Legal Proceedings

      From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock began trading on the Nasdaq National Market (“Nasdaq”) on March 28, 2000 under the symbol “MFLO”. The following table sets forth the quarterly high and low sales prices per share reported on Nasdaq for our last two fiscal years.

	2003		2002

	High	Low	High	Low

First quarter	$7.95	$4.30	$16.25	$8.47
Second quarter	$7.52	$4.06	$14.22	$8.59
Third quarter	$7.92	$6.27	$19.00	$10.49
Fourth quarter	$9.65	$6.22	$13.50	$6.95

      On September 15, 2003, the last reported sale price of the common stock on Nasdaq was $9.52 per share and there were 78 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this document. The statement of operations data for the years ended June 30, 2003, 2002 and 2001 and the balance sheet data at June 30, 2003 and 2002 are derived from our audited consolidated financial statements appearing elsewhere in this document. The statement of operations data for the years ended June 30, 2000 and 1999 and the balance sheet data at June 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included in this document.

	Year Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$17,259	$17,870	$24,494	$16,742	$12,238
Services	19,366	17,218	15,449	10,627	7,983

Total revenue	36,625	35,088	39,943	27,369	20,221

	Year Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Costs and expenses:
Cost of product revenue	$2,964	$2,518	$1,846	$785	$378
Cost of services revenue	1,210	1,401	1,440	1,057	1,319
Research and development	5,650	6,234	6,642	4,074	3,466
Selling and marketing	18,638	18,134	19,396	13,495	9,673
General and administrative	7,242	6,660	6,095	5,018	3,839
Litigation	—	—	—	785	620
Restructuring and acquisition related charges	405	1,272	—	284	—
Amortization of goodwill	—	—	1,100	206	—
Amortization of other intangible assets	605	656	601	105	—

Total operating expenses	36,714	36,875	37,120	25,809	19,295

Income (loss) from operations	(89)	(1,787)	2,823	1,560	926
Interest income (expense), net	1,089	1,455	2,139	427	(177)
Other income (loss), net	(198)	1,712	272	1,717	(92)

Income before income taxes	802	1,380	5,234	3,704	657
Provision for income taxes	920	600	1,726	251	176

Net income (loss)	$(118)	$780	$3,508	$3,453	$481

Net income (loss) per common share:
Basic	$(0.01)	$0.08	$0.36	$1.29	$1.82
Diluted	$(0.01)	$0.08	$0.35	$0.48	$0.08
Shares used in computing net income per share:
Basic	10,020	10,076	9,658	2,667	265
Diluted	10,020	10,360	10,124	7,190	6,166

	As of June 30,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$52,140	$50,867	$45,719	$35,711	$1,240
Working capital	45,624	44,133	42,511	30,991	(2,108)
Working capital, net of deferred revenue	54,175	52,064	48,883	36,094	1,310
Total assets	79,477	76,013	71,455	57,323	10,247
Long-term debt, net of current portion	—	—	—	852	—
Stockholders’ equity	60,649	58,640	57,593	43,778	1,270

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This portion of our Annual Report contains forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 28. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

Business Overview

      Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. We categorize our products into two groups, Design Optimization Solutions and Manufacturing Solutions. Our Design Optimization Solutions allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/ mold combination. Our Design Optimization Solutions include our MPI series for in-depth mold design and our MPA series for part design and high-level mold design. Our Manufacturing Solutions allow plant engineers and managers to automate production and maintain and optimize manufacturing conditions throughout the manufacturing process. Through 2002, our Manufacturing Solutions included three independent products: MPX, Moldflow Shotscope and EZ-Track. In April 2003, we introduced MMS 1.0, which integrates our MPX and Shotscope applications on a common platform. The release of MMS 1.0 delivers a complete collaborative manufacturing management system, which provides production and process data for use in real-time business performance management and automates the setup, optimization and control of the injection molding and metal die casting process.

      We sell our products and services internationally through our direct sales operations in 14 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products.

      On April 13, 2000, the Company acquired all of the outstanding shares of Advanced CAE Technology, Inc., which formerly conducted business as “C-Mold.” On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. (“Branden”). On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l. (“CPI”), a provider of production monitoring systems to the French plastics industry. We believe that the acquisition of CPI will increase our presence in the European product monitoring market, allowing us to better serve our customers.

Critical Accounting Policies and Significant Judgments and Estimates

      The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, warranty obligations, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      A summary of our accounting policies that we believe are most critical to understanding fully our consolidated financial statements is as follows:

•	revenue recognition,

•	valuation allowances,

•	acquisition accounting,

•	impairment of intangible assets, goodwill and other long-lived assets,

•	income tax accounting,

•	restructuring charges,

•	hedge accounting, and

•	capitalization of software development costs.

Revenue Recognition

      We derive revenue from the licensing of computer products and from services consisting of maintenance and support, consulting, material testing and training. We follow AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”), both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

      We recognize revenue from sales upon product shipment provided that evidence of the purchase commitment exists, the license fee is fixed or determinable, management deems that collection is reasonably assured and all other revenue recognition criteria of SOP 97-2 are met. Our products do not require significant modification or customization and installation of the products is generally routine and may be performed by the customer or other third parties. We recognize revenue from maintenance and support contracts ratably over the related contract period and from training and other services as they are performed.

      Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, we consider these multiple elements of a single arrangement. Payment for this arrangement is typically received up-front, and the total fee is then allocated ratably to these elements based upon vendor-specific objective evidence of fair value (“VSOE”). VSOE is determined based upon prices charged to customers when these elements are sold separately. The revenue allocated to each element is then recognized as described above.

      When VSOE does not exist for all of the delivered elements of an arrangement, but does exist for the undelivered elements, we employ the “residual method” of accounting for revenue recognition, as defined by SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. VSOE for the undelivered elements is determined based on the prices charged to customers when these elements are sold separately, typically from the renewal of the annual maintenance and support contracts.

      We also provide consulting services, training of customers’ employees, and material testing services. When bundled with other elements in a single arrangement, revenue is allocated to these services as described above. Revenue allocated to these activities is then recognized as the services are performed.

Valuation Allowances

      Management must estimate the amount of our accounts receivable which may be uncollectible due to the inability of our customers to make payments. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts primarily on a specific identification basis. If the financial condition of one or more of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2003, our accounts receivable balance was $6.1 million, net of allowances for doubtful accounts of $347,000.

      Management writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As of June 30, 2003, our inventory balance was $313,000 after a write-down of $179,000 resulting from a corporate restructuring plan related to our January 2003 acquisition of CPI. This was included as a component of the cost of product revenue in March 2003.

      Significant judgments and estimates are involved in assessing each of these valuation allowances. Different assumptions could yield materially different results.

Acquisition Accounting

      On April 13, 2000, we acquired all of the outstanding shares of C–Mold. On March 28, 2001, we acquired all of the outstanding shares of Branden. On January 9, 2003, we acquired substantially all of the assets and the ongoing operations of CPI. These business combinations were accounted for using the purchase method of accounting. Accordingly, our consolidated financial statements include the financial position and results of operations of each acquired business from the date of their respective acquisition. See Note 3 to the Consolidated Financial Statements.

      In these acquisitions, the purchase price of the acquired business was allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management’s estimates and, in certain cases, an independent professional valuation. Certain of the acquired assets were intangible in nature, including developed technologies, assembled workforces, acquired customer base and non-compete agreements. Management employed a number of valuation methodologies in determining the fair value of these intangible assets. The fair value of the acquired developed technologies was based upon a discounted cash flow model. Assembled workforces (later reclassified to goodwill) and the acquired customer base were valued using estimated replacement costs. Values assigned to non-compete agreements were based upon the salaries of the individuals subject to such agreements and other generally accepted valuation methodologies. The excess purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. See Note 4 to the Consolidated Financial Statements.

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

Impairment of Intangible Assets, Goodwill and Other Long-Lived Assets

      Management assesses the impairment of identifiable intangible assets, goodwill and other long-lived assets at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.

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

      For the purposes of the impairment tests, management considers the Company itself a single reporting unit, as defined by SFAS No. 142. To conduct these tests, the fair value of the reporting unit is compared to its carrying value. To the extent that the reporting unit’s carrying value exceeds its fair value, we compare the implied fair value of the reporting units’ goodwill to its carrying value to determine if an impairment has occurred. This exercise entails the allocation of the reporting units’ total fair value to its assets and liabilities in a manner similar to that of the purchase price allocation methodology prescribed under SFAS No. 141. Any resulting impairment would be expensed immediately.

      To estimate the fair value of the reporting unit, we first employ a market value approach. Under this approach, the average closing price of the Company’s common stock, as reported by the Nasdaq national market, is determined for a set number of days in our third fiscal quarter. A control premium is added to this average price based upon an estimation by independent valuation professionals engaged to compile and examine a five-year history of merger and acquisition history of similar sized businesses in our industry. This adjusted value is deemed to be the fair value of the Company’s stock under the market value approach and is multiplied by the number of shares of common stock outstanding to determine the Company’s total fair value. This is then compared to the recorded carrying value of our total net assets on that same day to identify potential impairment. While we believe that the market value approach provides a reasonable estimate of fair value, there are macroeconomic factors that could significantly affect the results of this methodology. If we believe that these factors have resulted in an inaccurate estimation of fair value, other valuation models will be employed including the income approach or the cost approach. The blended results from these three methodologies would then be used to estimate the total fair value.

      These assessments and the related analyses involve significant judgments and estimates. Different assumptions could yield materially different results.

      In May 2002, we settled several claims outstanding against an escrow account established in our acquisition of C-Mold. This settlement resulted in our receipt of $470,000 of cash and recognition of $446,000, net, of non-recurring gains. Included in this net amount, among other things, was the write-off of $61,000 of intangible assets related to certain non-compete agreements which we considered impaired after the settlement. In March 2003, we initiated a corporate restructuring plan that resulted in the impairment of certain developed technology originally acquired in the fiscal 2001 purchase of Branden Technologies Inc. A charge of $217,000 was recorded to write-off the net carrying value of this developed technology, which was related to our EZ-Track product, which has since been discontinued. As of June 30, 2003, our remaining goodwill and intangible assets were $10.4 million, net of accumulated amortization of $3.3 million.

Restructuring Charges

      We periodically record charges resulting from restructuring of our operations, including the consolidation of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs, or other events. The determination of restructuring charges requires management’s judgment and may include such costs and charges as those related to employee severance, termination benefits, the write-off of assets, professional service fees and costs for future lease commitments on excess facilities, net of any estimated income from subleases. In determining the amount of charges related to excess facilities, we are required to estimate such factors as vacancy rates, the time required to sublet properties and sublease rates. All such estimates are reviewed and, if necessary, revised on a quarterly basis, which may result in adjustments to previously recorded reserves. These assessments and the related analyses involve significant judgments and estimates. Different assumptions could yield materially different results.

      In April 2002, we enacted a restructuring plan to resize our business and reduce overhead costs. In March 2003, we enacted a restructuring plan related to our acquisition of CPI. Each of these restructuring plans involved the recording of certain restructuring charges. See Note 9 to the Consolidated Financial Statements.

Income Tax Accounting

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax liability and assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences give rise to deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance, we must include an expense within the tax provision of our consolidated statement of operations.

      Based upon our historical results of operations, it is more likely than not that a portion of our deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance of $789,000 as of June 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses, before they expire. Our net deferred tax asset balance was $501,000 at June 30, 2003. Management believes that the net deferred tax asset balance represents the best estimate, based upon the weight of available evidence, of the deferred tax assets that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax assets may be decreased or increased.

Hedge Accounting

      We hedge a portion of our forecasted foreign currency denominated intercompany sales and a portion of our foreign currency denominated intercompany research and development payments with derivative financial instruments, including currency options, forward contracts, zero cost collars and other instruments. As the hedging activities are based upon forecasts, a significant amount of judgment and estimation is required in assessing the appropriateness of hedge accounting for the instruments. If these judgments or estimates are incorrect, or if the hedging transactions are not highly effective in offsetting the changes in cash flows of the hedged items, amounts currently recorded as unrealized gains and losses may be realized in our earnings. At June 30, 2003, hedging instruments with fair values of $337,000 and $32,000 were recorded as components of other current assets and accrued expenses, respectively. Net unrealized gains on these instruments of $27,000 were included as a component of equity in accumulated other comprehensive income. See Note 2 and Note 5 to the Consolidated Financial Statements.

Capitalization of Software Development Costs

      We follow Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires that costs associated with the development of computer software and related products be expensed prior to establishing technological feasibility, and capitalized thereafter until commercial release of the software products. Both the assessment of the amount of costs required to be capitalized and the determination of subsequent amortization periods involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results. As of June 30, 2003, our capitalized software development costs were $1.1 million, net of accumulated amortization of $217,000. These costs are being amortized over a five-year period.

Results of Operations

      We generate revenue from two principal sources:

•	license fees for our packaged software products, and

•	services revenue derived from maintenance and support services related to our software products, consulting, training and material testing.

      Product revenue. Typically, our customers pay an up-front, one-time fee for our products. The amount of the fee depends upon the number and type of software modules licensed, the associated hardware components and the number of the customers’ employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a “click-wrapped” software license agreement that is included as part of each customer’s installation process. Revenue for our iMPA product, a fully functional, application service provider version of our Part Adviser product, is earned on a pay-per-use basis and, to date, has not been significant. For sales of our other products, we generally require a signed license agreement. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs.

      Services revenue. We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees and material testing services.

      We recognize our product revenue and our services revenue as described in “Critical Accounting Policies and Significant Judgments and Estimates-Revenue Recognition.”

      Cost of product revenue. Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs. In fiscal 2003, cost of product revenue also included a charge to write-off certain inventory in connection with our March 2003 restructuring plan.

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

      Research and development. We employ a development staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product’s release. Prior to fiscal 2002, costs eligible for capitalization were not significant. Since that time, the complexity of many of our newly developed software products has increased, and, as a result, the period of time and costs incurred between the establishment of technological feasibility of the product and the point of the product’s release have become more significant. Accordingly, the amount of capitalized research and development costs has also increased.

      In accordance with SFAS No. 86, research and development costs of $669,000 and $602,000 were capitalized in fiscal 2003 and 2002, respectively. All such capitalized costs are being amortized to cost of product revenue over five years, the estimated economic life of the related products. We expect to incur additional capitalizable software development costs of similar amounts in fiscal 2004 with the planned releases of several product enhancements.

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

      General and administrative. General and administrative expenses include compensation, routine legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.

      Litigation. In 2000 and 1999, we incurred unusual litigation expenses to pursue claims against C-Mold regarding theft of our trade secrets and to defend against related counterclaims. Upon the closing of our acquisition of C-Mold in April 2000, all related claims were dismissed. As a result, we have not incurred and anticipate that we will not incur any further significant litigation costs related to this matter.

      Restructuring charges. In March 2003, we incurred charges related to actions we took to restructure our business. The restructuring was a result of our January 2003 acquisition of CPI, and was enacted to integrate CPI’s operations into our existing operations and to incorporate CPI’s products into our current product line. This restructuring plan comprehended our pre-existing employees and assets and included the involuntary termination of four technical employees, a reduction of space at a leased facility, the write-off of inventory, other assets and certain intangible assets which became obsolete or otherwise impaired by the integration of CPI’s products and operations. All such charges and expense, except the charge to write-off inventories, have been included as restructuring charges. In fiscal 2002, we incurred charges related to actions we took to resize our business and to reduce our overhead costs. Included in these charges were costs incurred to terminate leases on certain facilities in the United States and Europe, severance costs related to the involuntary termination of 37 employees and professional fees arising from related legal, accounting and tax services.

      Amortization of goodwill. These costs represent the amortization of goodwill recorded in connection with our acquisitions. During the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards, among other things, eliminated the requirement to amortize goodwill. As such, we ceased amortization of goodwill at the beginning of fiscal 2002.

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

      Provision for income taxes. Our income tax expense includes federal, state and foreign income taxes. The determination of our provision for income tax expense requires significant management judgment regarding forecasts of net income and tax obligations in the various jurisdictions in which the Company operates and includes the tax effects of certain items of income and expense that are reported in differing periods for financial statement and tax return purposes. Further, we must assess the likelihood of realizing on our deferred tax assets. If it is more likely than not that any or all of our deferred tax assets will not be realized, we must establish a valuation allowance by including an expense within the income tax provision. Accordingly, our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, changes in our business across different jurisdictions with varying country, state and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      Our fiscal year end is June 30. References to 2003, 2002 or 2001 mean the fiscal year ended June 30, unless otherwise indicated.

      The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Fiscal Year Ended June 30,

	2003	2002	2001

Revenue:
Product	47.1%	50.9%	61.3%
Services	52.9	49.1	38.7

Total revenue	100.0%	100.0%	100.0%

	Fiscal Year Ended June 30,

	2003	2002	2001

Costs and expenses:
Cost of product revenue	8.1%	7.2%	4.6%
Cost of services revenue	3.3	4.0	3.6
Research and development	15.4	17.8	16.6
Selling and marketing	50.9	51.7	48.6
General and administrative	19.7	18.9	15.2
Restructuring charges	1.1	3.6	—
Amortization of goodwill	—	—	2.8
Amortization of other intangible assets	1.7	1.9	1.5

Total operating expenses	100.2	105.1	92.9

Income (loss) from operations	(0.2)	(5.1)	7.1
Interest income, net	3.0	4.1	5.3
Other income (loss), net	(0.6)	4.9	0.7

Income before income taxes	2.2	3.9	13.1
Provision for income taxes	2.5	1.7	4.3

Net income (loss)	(0.3)%	2.2%	8.8%

Comparison of Fiscal Years 2001, 2002 and 2003

Revenue

      In fiscal 2003, total revenue increased $1.5 million, or 4%, from $35.1 million to $36.6 million. On a constant currency basis which excludes the impact of changes in foreign exchange rates from those of the previous year, total revenue decreased approximately 3% from fiscal 2002. The following table sets forth our total revenue by geographic region for each of fiscal 2003, 2002 and 2001:

	Fiscal Year Ended June 30,

	2003	2002	2001

	(In thousands)
Revenue:
Asia/ Australia	$12,403	$11,247	$13,034
Americas	10,065	11,064	13,286
Europe	14,157	12,777	13,623

Total	$36,625	$35,088	$39,943

Percentage of total revenue:
Asia/ Australia	33.9%	32.1%	32.6%
Americas	27.5	31.5	33.3
Europe	38.6	36.4	34.1

Total	100.0%	100.0%	100.0%

      Product revenue. The following table sets forth our product revenue by product group and geography for each of 2003, 2002 and 2001:

	Fiscal Year Ended June 30,

	2003	2002	2001

	(In thousands)
Asia/ Australia product revenue:
Design Optimization Solutions	$6,558	$6,460	$8,338
Manufacturing Solutions	169	121	490

Total	6,727	6,581	8,828

Americas product revenue:
Design Optimization Solutions	2,432	3,091	6,710
Manufacturing Solutions	1,775	1,427	412

Total	4,207	4,518	7,122

Europe product revenue:
Design Optimization Solutions	4,243	5,304	7,650
Manufacturing Solutions	2,082	1,467	894

Total	6,325	6,771	8,544

Total product revenue:
Design Optimization Solutions	13,233	14,855	22,698
Manufacturing Solutions	4,026	3,015	1,796

Total	$17,259	$17,870	$24,494

Percentage of total product revenue:
Design Optimization Solutions	76.7%	83.1%	92.7%
Manufacturing Solutions	23.3	16.9	7.3

Total	100.0%	100.0%	100.0%

      In fiscal 2003, product revenue decreased by $611,000, or 3.4%, from $17.9 million in 2002 to $17.3 million in 2003. The overall decrease in product revenue in fiscal 2003 was primarily a result of the continued economic slowdown experienced in the markets we address. Demand for our products, particularly our Design Optimization Solutions, is largely driven by the number of new designs and molds created to meet the demand for the end products of our customers. The industries in which many of our key customers operate, including the consumer products, telecommunications and electronics industries have been among those most severely impacted by prolonged economic pressures. As such, these companies have typically reduced their spending on capital items, including spending on our products.

      The overall decline in product revenue during fiscal 2003 was partially offset by a 34% increase in product revenue from sales of our Manufacturing Solutions products. The increase in product revenue from this product line was primarily attributable to growth in our European market, and to a lesser degree, favorable foreign exchange rates. The growth in the underlying business was primarily the result of orders received for large plant-wide implementations in the electronics and automotive sectors and the impact of revenue in Europe from the CPI 2000 product line, which contributed sales of $373,000 following our January 2003 acquisition of CPI.

      The overall decline in product revenue during fiscal 2003 was also partially offset by a 13% increase in Japanese product revenue, primarily in our Design Optimization Solutions. Japanese product revenue was $4.4 million, $3.9 million and $5.7 million in fiscal 2003, 2002 and 2001, respectively. We believe that the increase in product revenue in Japan is a result of a broadening of the market for our products beyond our traditional customer base to include members of the original equipment manufacturers (“OEM”) supply chain and a mild economic recovery in Japan which resulted in higher levels of capital spending by our customers.

      In fiscal 2002, product revenue decreased by $6.6 million, or 27%, from $24.5 million in 2001 to $17.9 million in 2002. The decrease in product revenue in fiscal 2002 was a result of the aforementioned economic declines in the industries of our primary customers. This decrease was partially offset by increased sales of our Manufacturing Solutions, which was primarily attributable to the impact of our acquisition of Branden in March 2001.

      We added 323 new customers in fiscal 2003, compared to approximately 460 and 600 new customers in 2002 and 2001, respectively. Sales to new customers represented 39% of total product revenue in fiscal 2003, compared to 40% and 44% of total product revenue in 2002 and 2001, respectively. We sold 476 seats of Design Optimization products and 633 seats of Manufacturing Solutions products in fiscal 2003, compared to 790 and 1,200 seats of Design Optimization products and 332 and 130 seats of Manufacturing Solutions products in 2002 and 2001, respectively. In fiscal 2003, the seat count of Manufacturing Solutions products includes 162 seats of Moldflow CPI 2000, sold subsequent to our acquisition of CPI. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average selling price per seat. As such, we do not believe that an average selling price per seat provides a meaningful measure of our business.

      Services revenue. Services revenue has a lower gross profit margin than product revenue and accounted for approximately 53% of our total revenue in 2003, compared to 49% and 39% of our total revenue in 2002 and 2001, respectively. Revenue from services increased by 12% in 2003, from $17.2 million to $19.4 million and by 12% in 2002, from $15.4 million to $17.2 million. These increases were primarily from the sale of maintenance contracts, which was the result of historical growth in our installed customer base arising from software license sales.

     Costs and Expenses

      Cost of product revenue. Our cost of product revenue was $3.0 million in 2003, $2.5 million in 2002 and $1.8 million in 2001. In 2003, cost of product revenue included a $179,000 charge to write-off certain inventory in connection with our March 2003 restructuring plan. The increases in 2003 and 2002 are related to increased sales of our Manufacturing Solutions products, which have a higher cost of material than our Design Optimization products. In addition, amortization expense arising from capitalized software development costs was $146,000 in 2003, compared to $71,000 in 2002, a result of the increase in our capitalized software development costs. There were no such amortization expenses in 2001.

      Cost of services revenue. Our cost of services revenue was $1.2 million in 2003 and $1.4 million in both 2002 and 2001. The decrease was primarily a result of reduced compensation and facility costs resulting from our April 2002 restructuring plan.

      Research and development. Our research and development expenses were $5.7 million in 2003, $6.2 million in 2002 and $6.6 million in 2001. The decreases in each year were primarily attributable to capitalization of development costs pursuant to the provisions of SFAS No. 86, which began in fiscal 2002. We capitalized $669,000 and $602,000 of development costs in 2003 and 2002, respectively. In addition, we eliminated 12 technical positions in our April 2002 restructuring, which reduced our research and development expenses in both 2003 and 2002.

      Selling and marketing. Our selling and marketing expenses were $18.6 million in 2003, $18.1 million in 2002 and $19.4 million in 2001. The increase in 2003 as compared to 2002 was primarily attributable to increased commission expense resulting from our increased total revenue, and to a lesser degree, foreign exchange rates. This increase was partially offset by the impact of our elimination of 17 sales and marketing positions in April 2002 as part of our restructuring plan. The decrease in 2002 as compared to 2001 was due to reduced sales commission expense in light of the decline in revenue and, to a lesser extent, the impact of the April 2002 restructuring.

      General and administrative. Our general and administrative expenses were $7.2 million in 2003, $6.7 million in 2002 and $6.1 million in 2001. In 2003, these increases were a result of higher compensation costs and escalating professional service fees, including the cost of our audit, tax planning and compliance and other accounting services. In light of the more highly regulated financial reporting environment, we expect similar increases in fiscal 2004 as we continue to fully comply with such regulatory requirements. In 2002, increases in professional service fees and increases in our directors and officer’s liability insurance premiums were partially offset by the elimination of 8 administrative positions in April 2002 as part of the restructuring.

      Restructuring charges. In fiscal 2003, we incurred a $405,000 charge related to actions we took to restructure our pre-existing business as a result of our January 2003 acquisition of CPI. This restructuring plan included the involuntary termination of four technical employees, a reduction of space at a leased facility in the United States, the write-off of inventory and other assets and the write-off of certain intangible assets. All such charges and expenses, except the charge to write-off inventories, have been included as restructuring charges.

      In fiscal 2002, we incurred a $1.3 million charge related to our April 2002 restructuring plan. This plan was enacted to resize the Company and reduce overhead in light of the economic climate. The restructuring included the involuntary termination of 37 employees in several countries and the closure or reduction of certain leased offices. The severance portion of the charge was $382,000 and affected staff across all major functions. The largest component of the charge, $606,000, was related to a 40% reduction in the utilization of our leased space in the United Kingdom. Other components of the charge included $66,000 of lease termination costs for facilities in the United States and France, $52,000 of lease termination costs for equipment and automobiles and $166,000 of professional fees for tax and legal consultation. See Note 9 to the Consolidated Financial Statements.

      Amortization of goodwill. Amortization of goodwill was zero in 2003 and 2002 and $1.1 million in 2001. Amortization expense in 2001 included a full year of amortization of goodwill acquired in the C-Mold purchase and three months of amortization of goodwill acquired in the Branden purchase. Goodwill amortization ceased upon our adoption of SFAS No. 142 on July 1, 2001. See Note 4 to the Consolidated Financial Statements.

      Amortization of other intangible assets. Amortization of other intangible assets was $605,000 in 2003, $656,000 in 2002 and $601,000 in 2001. The reduction in amortization expense in 2003 from the write-off of certain intangible assets in relation to our March 2003 restructuring plan was partially offset by $54,000 of new amortization expense resulting from our January 2003 acquisition of the operations of CPI. On July 1, 2001, we reclassified the carrying value of our acquired assembled workforce to goodwill, in accordance with SFAS No. 141. The amortization expense for fiscal 2002 reflects the net impact of eliminating the amortization of this assembled workforce and adding a full year of amortization of intangible assets acquired in the Branden purchase.

     Other Income and Expenses

      Interest income (expense), net. Our interest income was $1.1 million in 2003, $1.5 million in 2002 and $2.1 million in 2001. Interest income is earned on investment of our cash balances. In 2003 and 2002, we earned lower income on our investments due to the declining interest rate environment, as reinvestments of maturities were at lower rates than in previous years.

      Other income (loss), net. Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items. During 2002, we realized a net gain of $625,000 on the sale of land and other property in Australia, a net gain of $504,000 on the sale of our remaining minority investment in an Indian software company and other income of $446,000 arising from our settlement of several claims against an escrow account established at the time of our acquisition of C-Mold.

      Provision for income taxes. Our effective income tax rate was 115% for 2003, 44% for 2002 and 33% for 2001. In 2003 and 2002, we incurred income taxes in certain foreign jurisdictions that could not be offset in the financial statement tax provision by tax benefits arising from losses in other jurisdictions. We expect that a similar result will occur in future periods due to the globally distributed nature of our operations and certain fixed income amounts in those jurisdictions.

Liquidity and Capital Resources

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of June 30, 2003, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $38.3 million, our marketable securities balance of $13.8 million and our credit facilities. In December 2002, we renewed our primary $5.0 million, unsecured working capital credit facility with a domestic bank. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at June 30, 2003. These covenants include liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At June 30, 2003, we had employed $2.2 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $2.4 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of June 30, 2003, we had no outstanding debt. See Note 10 to the Consolidated Financial Statements.

      At June 30, 2003, our marketable securities consisted of corporate bonds with maturities in excess of three months but less than one year. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2003, we were in compliance with this policy.

      Net cash provided by operating activities was $2.4 million in 2003, $5.0 million in 2002 and $6.2 million in 2001. In all years cash was primarily provided by net income (loss) as adjusted for non-cash items. In 2003, non-cash items included depreciation and amortization charges of $2.2 million, realized foreign exchange losses of $160,000, the write-off of assets due to our restructuring activities of $471,000 and other smaller items. In 2002, we realized net gains of $622,000 on our sale of land and certain other property in Australia, a net gain of $504,000 on our sale of our investment an Indian software company and net foreign exchange gains of $206,000. Non-cash charges in 2002 also included $2.0 million of depreciation and amortization, additional provisions for doubtful accounts and other smaller non-cash charges. In 2001, net income was impacted by $3.1 million of non-cash charges, primarily arising from depreciation and amortization, and net foreign exchange gains of $298,000.

      Investing activities used cash of $13.4 million in 2003, primarily from the investment of cash in marketable securities of $10.6 million. In addition, $1.2 million was used to purchase fixed assets, $902,000 was used to purchase the assets and the ongoing operations of CPI and $669,000 of costs were capitalized related to the development of software products. In 2002, marketable securities matured or were otherwise converted into cash equivalents, increasing our balance of cash and cash equivalents by $9.1 million. Also, cash of $1.1 million was used to purchase fixed assets and $602,000 of costs were capitalized related to the development of software products. Investing activities provided cash of $8.8 million in 2002 from our sale of land and certain other property in Australia and our sale of our investment in the Indian software company. Net cash used in investing activities was $11.8 million in 2001. In addition to the purchase of fixed assets, $3.7 million, net of cash acquired, was used to purchase Branden and $7.3 million was invested in marketable securities, net of proceeds from maturities and sales of similar instruments. Also in 2001, $1.5 million of proceeds were received on the sale of real estate.

      Net cash of $524,000 and $55,000 was used in financing activities in 2003 and 2002, respectively. In both years, cash used to reacquire shares of our outstanding common stock was partially offset by proceeds received from stock option exercises, purchases of stock under our Employee Stock Purchase Plan and repayment of notes receivable from stockholders. Net cash of $12.3 million was provided by financing activities in 2001, primarily from the $13.0 million received from our second public offering of our common stock, stock option exercises and purchases of stock under our Employee Stock Purchase Plan. In 2001, we repaid in full our outstanding long-term debt obligations.

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

Off-Balance Sheet Financing Arrangements

      We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

      As of June 30, 2003, our outstanding obligations for operating lease commitments were as follows (in thousands):

Operating
Year Ending June 30,	Leases

2004	$2,282
2005	1,686
2006	823
2007	553
2008	531
Thereafter	1,304

$7,179

Recent Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objective of FIN No. 46 is to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We are required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we are required to apply FIN No. 46 on July 1, 2003. As of June 30, 2003, we had no interest in any VIE.

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

      The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications, and electronics industries have experienced severe economic declines over the past 24 months which significantly and adversely affected our business in fiscal 2002 and 2003. A continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue as compared to prior years, as was the case in fiscal 2002, or by lowering our revenue growth rates when compared to those experienced prior to fiscal 2002. In addition, increased hostilities around the world are continuing to cause widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a further suspension in the normal purchasing patterns of our customers.

Our business model and market focus is changing as we further develop and exploit our Manufacturing Solutions products.

      The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. Optimizing sales of this product group will also require that we capitalize on existing customer synergies through a common product strategy and that our sales model be effective in selling both Design Optimization Solutions and Manufacturing Solutions products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because these products interact with other factory or enterprise-wide systems, we may be required to provided additional functionality or services, which may delay the recognition of revenue. Acquisition of other businesses, such as CPI, may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology onto our product platform.

Our quarterly operating results are subject to significant fluctuations and, as a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide as sales of our Manufacturing Solutions products and our services will result in lower gross margins and a longer selling cycle,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not yet be offset by loses in other tax jurisdictions,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	currency fluctuations, and

•	timing and integration of acquisitions.

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

      We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology,

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies,

•	patents of others may have an adverse effect on our ability to do business,

•	the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public,

•	our trade secrets may also become known without breach of such agreements or may be independently developed by competitors,

•	foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights, and

•	the cost of enforcing the protection of our intellectual property rights may reduce our future profitability.

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

      The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenues are derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of certain foreign countries,

•	decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

•	lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

•	decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet be offset by tax benefits arising from losses in other jurisdictions,

•	lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

•	lost revenue resulting from the imposition by foreign governments of trade protection measures, and

•	higher cost of sales resulting from import or export licensing requirements.

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

      Our Manufacturing Solutions products are installed directly on our customers’ injection molding machines and, in certain cases, automatically adjust the operation of these machines. As a result, it is possible that our customers may claim that our product interfered with the proper operation of their machines and may seek reimbursement for consequential and other damages from us. Although we expressly disclaim any liability for consequential or other damages in connection with our sale of these products, this disclaimer may not protect us from claims for damages from our customers and these claims may adversely affect our relationships with our customers or our reputation generally. In addition, our insurance coverage limits may not be adequate to protect us against any product liability claims that arise. This insurance is expensive and may not be available on acceptable terms, or at all.

Our stock price is highly volatile and our stock price could experience substantial declines and our management’s attention may be diverted from more productive tasks.

      The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility since we have been a public company. Many factors may cause the market price for our common stock to decline, including:

•	revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter,

•	downward revisions in securities analysts’ estimates or changes in general market conditions,

•	changes in our senior management personnel,

•	distribution or sale of shares of Moldflow stock by insiders or affiliated persons,

•	technological innovations by competitors or in competing technologies,

•	a decrease in the demand for our common stock,

•	investor perception of our industry or our prospects, and

•	general technology or economic trends.

      In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. We may be involved in securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management’s attention and resources and could harm our business, financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We develop our products in research centers in Australia, the United Kingdom, France and the United States. We sell our products globally through our direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates, political climate and weak economic conditions in foreign markets. In the future, we expect to increase our international operations in our existing markets and in geographic locations where we do not have any operations now.

      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. We cannot assure you, however, that any efforts we make to hedge our exposure to currency exchange rate changes will be successful. For a more detailed description of our hedging activities, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Hedge Accounting.”

      We invest our excess cash balances in highly liquid, interest bearing instruments. These instruments expose us to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. These instruments, along with our accounts receivable, also potentially expose us to credit risk. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds, and similar high quality instruments to mitigate this credit risk. The credit risk associated with accounts receivable is limited due to the large number of customers and their broad dispersion over geographic regions and industries.

Item 8.	Financial Statements and Supplementary Data

      The index to the Consolidated Financial Statements of Moldflow Corporation is included in Item 15, and the Consolidated Financial Statements follow the signature pages to this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures

      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2003, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors. Incorporated herein by reference is the information appearing under the caption “Information Regarding Directors” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

      Executive Officers. Incorporated herein by reference is the information appearing under the caption “Executive Officers” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated herein by reference is the information appearing under the captions “Information Regarding Moldflow Stock Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference is the information appearing under the caption “Independent Accountants” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      15(a)(1) Financial Statements

      The financial statements and notes thereto are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

      15(a)(2) Financial Statement Schedule

      The following are contained on the indicated pages of this Annual Report on Form 10-K:

Page No.

Schedule II — Valuation and Qualifying Accounts	38

      Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

      15(a)(3) Exhibits

      The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified.

EXHIBITS

Exhibit
No.		Title

†2.	1	Agreement and Plan of Merger, dated February 11, 2000, by and among the Registrant, Moldflow Merger Corp. (a subsidiary of the Registrant), Advanced CAE Technology, Inc. d/b/a C-Mold (“C-Mold”) and certain stockholders of C-Mold.
*3.	1	Third Amended and Restated Certificate of Incorporation of the Registrant.
*3.	2	Second Amended and Restated By-laws of the Registrant.
•3.	3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation.
••3.	4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock.
••4.	1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent.
#10.	19	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended.
†10.	20	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan.
†10.	21	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan.
†10.	22	Moldflow Corporation Employee Stock Purchase Plan.
†10.	23	Moldflow Corporation 1997 Equity Incentive Plan.
†10.	32	Form of Director Indemnification Agreement to be entered into between the Registrant and each non-employee director.**
†10.	33	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan.**
***10.	34	Lease, dated as of June 16, 2000 by and between Wayland Business Center, LLC, as Landlord and Moldflow Corporation as Tenant.
††10.	36	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation.
#10.	37	Letter Agreement between Moldflow Corporation and Marc Dulude dated as of July 2, 2002.**
#10.	38	Employment Agreement, dated August 16, 2002, between the Registrant and Suzanne E. Rogers MacCormack.**
#10.	39	Employment Agreement, dated August 16, 2002, between the Registrant and Kenneth R. Welch.**
#10.	40	Employment Agreement, dated August 16, 2002, between the Registrant and Richard M. Underwood.**
#10.	41	Employment Agreement, dated August 16, 2002, between the Registrant and A. Roland Thomas.**
#10.	42	Loan Modification Agreement, dated as of June 11, 2002, between Silicon Valley Bank and Moldflow.
#10.	43	Loan Modification Agreement, dated as of June 26, 2002, between Silicon Valley Bank and Moldflow.
#10.	44	Loan Modification Agreement, dated as of December 6, 2002, between Silicon Valley Bank and Moldflow.
#10.	45	Employment Agreement, dated November 1, 2002, between the Registrant and Ian M. Pendlebury.**
#10.	46	Employment Agreement, dated October 31, 2002, between the Registrant and Peter K. Kennedy.**
#10.	47	Employment Agreement, dated November 12, 2002, between the Registrant and Lori M. Henderson. **

Exhibit
No.		Title

21.	1	Subsidiaries of the Registrant.
23.	1	Consent of PricewaterhouseCoopers LLP.
31.	1	Certification of Chief Executive Officer.
31.	2	Certification of Chief Financial Officer.
32.	1	Section 1350 Certification of Chief Executive Officer.****
32.	2	Section 1350 Certification of Chief Financial Officer.****

†	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.

††	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.

#	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2003.

•	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2002.

••	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003.

*	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

***	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and incorporated by reference thereto.

****	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

      15(b) Reports on Form 8-K

      Report on Form 8-K filed on April 24, 2003 attaching the press release reporting the Company’s financial results for its third fiscal quarter ended March 29, 2003.

      15(c) Exhibits

      Exhibits filed with this Annual Report are as set forth in the Exhibit Index, which immediately follows the Notes to the Consolidated Financial Statements.

      15(d) Other Financial Statements

      Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLDFLOW CORPORATION

By:	/s/ SUZANNE E. MACCORMACK

Suzanne E. MacCormack
Executive Vice President and
Chief Financial Officer

Date: September 19, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. ROLAND THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	September 19, 2003

/s/ SUZANNE E. MACCORMACK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 19, 2003

/s/ MARC J.L. DULUDE	Director	September 19, 2003

/s/ ROGER E. BROOKS	Director	September 19, 2003

/s/ FRANK W. HAYDU III	Director	September 19, 2003

/s/ ROBERT P. SCHECHTER	Director	September 19, 2003

/s/ CHARLES D. YIE	Director	September 19, 2003

SCHEDULE II

Schedule II.	Valuation and Qualifying Accounts of Moldflow Corporation

	Beginning					Ending
Item	Balance	Additions		Deductions		Balance

		(In thousands)
For the year ended June 30, 2003:
Allowance for doubtful accounts	$315	$92	(a)	$(60	)(b)	$347
Warranty provision	13	31	(a)	(2)		42
Deferred tax asset valuation allowance	370	595	(a)	(176	)(c)	789
For the year ended June 30, 2002:
Allowance for doubtful accounts	366	211	(a)	(262	)(b)	315
Warranty provision	5	35	(a)	(27)		13
Deferred tax asset valuation allowance	4,496	511	(a)	(4,637	)(c)	370
For the year ended June 30, 2001:
Allowance for doubtful accounts	706	117	(a)	(457	)(b)	$366
Warranty provision	—	5	(a)	—		5
Deferred tax asset valuation allowance	5,297	680	(a)	(1,481	)(c)	4,496

(a)	Additional provisions, acquired balances and foreign currency translation effects.

(b)	Specific write-offs, recoveries and foreign currency translation effects.

(c)	Utilization of net operating losses, reductions in other deferred tax assets and foreign currency translation effects.

MOLDFLOW CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30,

	2003	2002

	(In thousands, except
	share and per share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$38,320	$47,634
Marketable securities	13,820	3,233
Accounts receivable, net of allowance for doubtful accounts of $347 and $315 at June 30, 2003 and 2002, respectively	6,147	5,927
Inventories	313	705
Prepaid expenses	2,189	1,061
Other current assets	2,509	2,332

Total current assets	63,298	60,892
Fixed assets, net	3,891	3,793
Intangible assets, net	685	1,311
Goodwill	9,670	8,790
Other assets	1,933	1,227

Total assets	$79,477	$76,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,684	$1,164
Accrued expenses	7,439	7,664
Deferred revenue	8,551	7,931

Total current liabilities	17,674	16,759
Deferred revenue	513	—
Other long-term liabilities	641	614

Total liabilities	18,828	17,373

Commitments, contingencies and guarantor arrangements (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2003 and 2002; no shares issued and outstanding at June 30, 2003 and 2002.	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized at June 30, 2003 and 2002; 10,217,299 and 10,146,175 shares issued at June 30, 2003 and 2002, respectively; 10,031,882 and 10,110,813 shares outstanding at June 30, 2003 and 2002, respectively	102	101
Additional paid-in capital	62,867	62,769
Treasury stock, at cost; 185,417 and 35,362 shares at June 30, 2003 and 2002, respectively	(926)	(327)
Deferred stock compensation	—	(8)
Notes receivable from stockholders	—	(29)
Accumulated deficit	(4,090)	(3,972)
Accumulated other comprehensive income	2,696	106

Total stockholders’ equity	60,649	58,640

Total liabilities and stockholders’ equity	$79,477	$76,013

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,

	2003	2002	2001

	(In thousands, except
	per share data)
Revenue:
Product	$17,259	$17,870	$24,494
Services	19,366	17,218	15,449

Total revenue	36,625	35,088	39,943

Costs and expenses:
Cost of product revenue	2,964	2,518	1,846
Cost of services revenue	1,210	1,401	1,440
Research and development	5,650	6,234	6,642
Selling and marketing	18,638	18,134	19,396
General and administrative	7,242	6,660	6,095
Restructuring charges	405	1,272	—
Amortization of goodwill	—	—	1,100
Amortization of other intangible assets	605	656	601

Total operating expenses	36,714	36,875	37,120

Income (loss) from operations	(89)	(1,787)	2,823
Interest income	1,106	1,464	2,203
Interest expense	(17)	(9)	(64)
Other income (loss), net	(198)	1,712	272

Income before income taxes	802	1,380	5,234
Provision for income taxes	920	600	1,726

Net income (loss)	$(118)	$780	$3,508

Net income (loss) per common share:
Basic	$(0.01)	$0.08	$0.36
Diluted	$(0.01)	$0.08	$0.35
Shares used in computing net income (loss) per common share:
Basic	10,020	10,076	9,658
Diluted	10,020	10,360	10,124

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Treasury
				Stock

	Common Stock						Notes		Accumulated
			Additional	Shares		Deferred	Receivable		Other	Total
	Shares	Par	Paid-in	in		Stock	from	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Issued	Value	Capital	Treasury	At Cost	Compensation	Stockholders	Deficit	Income (Loss)	Equity	Income

	(In thousands, except share data)
Balance at June 30, 2000	9,278,493	$93	$49,482	—	$—	$(47)	$(210)	$(8,260)	$2,720	$43,778
Exercise of stock options	60,445	—	90							90
Issuance of stock under employee stock purchase plan	10,825	—	147							147
Amortization of deferred compensation						19				19
Interest on notes receivable from stockholders							(17)			(17)
Stock options granted to a consultant			5							5
Proceeds from second public offering of common stock, net of issuance costs	575,000	6	9,733							9,739
Proceeds from issuance of common stock to the underwriters of the Company’s second public offering of common shares pursuant to an option in the underwriting agreements	170,000	2	3,050							3,052
Repayment of notes receivable from stockholders							190			190
Comprehensive income:
Net income								3,508		3,508	$3,508
Change in unrealized losses on investments, net of taxes									(1,953)	(1,953)	(1,953)
Change in unrealized gains on hedging instruments, net of taxes									143	143	143
Foreign currency translation adjustment									(1,108)	(1,108)	(1,108)

Comprehensive income											$590

Balance at June 30, 2001.	10,094,763	101	62,507	—	—	(28)	(37)	(4,752)	(198)	57,593
Purchase of treasury stock				(50,000)	(464)					(464)
Exercise of stock options	23,276	—	46							46
Issuance of stock under employee stock purchase plan	28,136	—	216	14,638	137					353
Amortization of deferred compensation						20				20
Interest on notes receivable from stockholders							(2)			(2)
Repayment of notes receivable from stockholders							10			10
Comprehensive income:
Net income								780		780	$780
Change in unrealized losses on investments, net of taxes									(880)	(880)	(880)
Change in unrealized losses on hedging instruments, net of taxes									(422)	(422)	(422)
Foreign currency translation adjustment									1,606	1,606	1,606

Comprehensive income											$1,084

Balance at June 30, 2002.	10,146,175	101	62,769	(35,362)	(327)	(8)	(29)	(3,972)	106	58,640
Purchase of treasury stock				(194,165)	(909)					(909)
Exercise of stock options	71,124	1	67							68
Issuance of stock under employee stock purchase plan			(22)	44,110	310					288
Amortization of deferred compensation						8				8
Net repayment of notes receivable from stockholders							29			29
Tax benefits from exercise of stock options			53							53
Comprehensive income:
Net loss								(118)		(118)	$(118)
Change in unrealized losses on investments, net of taxes									(993)	(993)	(993)
Change in unrealized losses on hedging instruments, net of taxes									306	306	306
Foreign currency translation adjustment									3,277	3,277	3,277

Comprehensive income											$2,472

Balance at June 30, 2003.	10,217,299	$102	$62,867	(185,417)	$(926)	$—	$—	$(4,090)	$2,696	$60,649

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(118)	$780	$3,508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment in unaffiliated company	—	(504)	—
Loss (gain) on disposals of fixed assets	—	(622)	7
Depreciation and amortization	2,034	1,964	2,877
Amortization of capitalized software development costs	146	71	—
Provision for doubtful accounts	92	211	102
Foreign exchange (gains) losses	160	(206)	(298)
Write-off of assets due to restructuring activities	471	—	—
Other non-cash charges to income	78	94	72
Changes in assets and liabilities, net of effects of acquisitions in 2002 and 2003:
Accounts receivable	47	1,705	(1,784)
Inventories, prepaid expenses, and other current assets	(882)	(78)	(829)
Other assets	(157)	(341)	(49)
Accounts payable	399	38	(205)
Accrued expenses	(583)	870	1,239
Deferred revenue	697	979	1,586

Net cash provided by operating activities	2,384	4,961	6,226

Cash flows from investing activities:
Purchases of fixed assets	(1,240)	(1,143)	(2,072)
Capitalization of software development costs	(669)	(602)	—
Proceeds from fixed asset disposals	—	931	1,543
Purchases of marketable securities	(14,822)	—	(15,528)
Sales of marketable securities	4,235	9,085	8,195
Additional C-Mold acquisition costs	—	—	(278)
Acquisition of Branden Technologies, net of cash acquired	—	—	(3,679)
Acquisition of CPI	(902)	—	—
Proceeds from sale of investment in unaffiliated company	—	565	—

Net cash provided by (used in) investing activities	(13,398)	8,836	(11,819)

Cash flows from financing activities:
Repayment of notes receivable from stockholders	29	10	190
Borrowings on bank notes payable	—	—	5
Payments on bank notes payable	—	—	(898)
Payments on capital lease obligations	—	—	(9)
Proceeds from issuance of common stock	356	399	13,028
Purchase of treasury stock	(909)	(464)	—

Net cash provided by (used in) financing activities	(524)	(55)	12,316

Effect of exchange rate changes on cash and cash equivalents	2,224	923	(1,013)

Net increase (decrease) in cash and cash equivalents	(9,314)	14,665	5,710
Cash and cash equivalents, beginning of year	47,634	32,969	27,259

Cash and cash equivalents, end of year	$38,320	$47,634	$32,969

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$46
Cash paid for income taxes	2,814	930	1,290

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Business

      Moldflow Corporation (the “Company”) was formed to design, develop, manufacture and market computer software applications for the design, engineering and manufacture of injection molded plastic parts and, as such, revenues are derived from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

      On April 13, 2000, the Company completed an acquisition of Advanced CAE Technology, Inc., which formerly conducted business as “C-Mold”. On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l. (“CPI”). These business combinations were accounted for using the purchase method of accounting. Accordingly, these financial statements include the financial position and results of operations of C-Mold, Branden and CPI from the dates of their respective acquisition (Note 3).

      The Company’s fiscal year end is June 30. References to 2003, 2002 or 2001 mean the fiscal year ended June 30, unless otherwise indicated.

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

Foreign Currency Translation

      Assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date. Statement of operations amounts are translated at the average rate for the year. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income and expense. Net foreign currency transaction gains (losses) were ($160,000), $206,000 and $298,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

      All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments and money market accounts of major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at amortized cost, which approximates fair value. At June 30, 2003, 30%, 27%, 21% and 14% of the Company’s cash and cash equivalents were invested in money market and investment accounts of four separate financial institutions. The remaining 8% of the Company’s cash and cash equivalents were held in various operating bank accounts of its subsidiaries.

Marketable Securities

      At June 30, 2003 and 2002, the Company’s marketable securities consisted of corporate bonds with maturities in excess of three months but less than one year. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income, net of the related tax effect. At June 30, 2001, marketable securities also included

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of a publicly traded Indian software company. These shares represented a minority interest in the company and were sold in December 2001 for cash proceeds of $565,000. The realized gain on the sale of these shares of $504,000, net of related selling expenses, was included as a component of other income and expense in fiscal 2002.

      As of June 30, 2003 and 2002, the unrealized gains (losses) on these marketable securities were $9,500, net of related tax provision of $500, and ($5,000), net of related tax benefit of $3,000, respectively.

Accounts Receivable, Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable and marketable securities. The Company’s customer base consists of a large number of geographically dispersed customers. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. To date, such losses, in the aggregate, have not exceeded management expectations.

      The Company invests its excess cash in financial instruments with high credit quality in accordance with its investment policy, as approved by the board of directors. The primary objective of this policy is the preservation of the Company’s capital. Investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds, and similar high quality instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2003, the Company was in compliance with this policy.

Fair Value of Financial Instruments

      At June 30, 2003, the Company’s financial instruments consisted of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying amounts of these instruments at June 30, 2003 approximate their fair values.

Inventories

      Inventories are predominantly finished goods and are stated at the lower of cost, using the first-in, first-out method, or market value. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the market value of the items, based upon assumptions of future demand and market conditions, and their cost. These write-downs for the years ended June 30, 2003 and 2002, were $179,000 and $138,000, respectively.

Fixed Assets

      Fixed assets are recorded at cost and are depreciated using the straight-line method or the double declining balance method over their estimated useful lives. Maintenance and repair costs are charged to expense as incurred; improvements are capitalized. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts with any resulting gain or loss credited or charged to other income and expense.

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Through the end of the fourth quarter of fiscal 2001, the Company assessed hedge effectiveness based on changes in an instrument’s intrinsic value. This is the value attributable to the difference between the spot exchange rate and the option strike exchange rate. At the hedge’s inception and through the date of the forecasted sales and research and development payments, management considered that the hedge would be highly effective since the critical terms of the option contracts match those of the anticipated transactions. Changes to the time value of an instrument, defined as the total fair value determined through dealer quotes less the intrinsic value, were deemed to be an ineffective portion of the hedge and were recorded through current earnings as a component of other income and expense.

      From the end of the fourth quarter of fiscal 2001, the assessment of hedge effectiveness has been based on changes in an instrument’s total value. Management considers that, through the date of the forecasted sales and research and development payments, the hedge will be completely effective since the critical terms of the derivative contract exactly match those of the forecasted transaction.

      If the Company determines that a forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting for the ineffective portion of the instrument hedging the transaction. Prospectively, any gain or loss on the instrument is recognized in current earnings as a component of other income and expense. Any cumulative gain or loss on the instrument is recognized when it is considered that the forecasted transaction is probable of not occurring.

Goodwill and Intangible Assets

      Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchases of C-Mold, Branden Technologies and CPI (Note 3). During fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (Note 4). Among other things, these standards address the accounting and reporting for goodwill and other intangible assets at, and subsequent to, the date of acquisition. Under these standards, goodwill is no longer amortized and, as such, the Company stopped amortizing its goodwill as of July 1, 2001.

      Other intangible assets are amortized using the straight-line method over each asset’s respective useful life. The useful lives of intangible assets acquired in the purchases of C-Mold, Branden Technologies and CPI are as follows:

Estimated
Useful Life
(Years)

Customer base	3.5-7
Developed technology	4-7
Non-compete agreements	1-5

Impairment of Intangible Assets, Goodwill and Other Long-Lived Assets

      The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      Revenue is derived from the licensing of computer products and from services consisting of maintenance and support, consulting, material testing and training. The Company follows AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”), both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

      The Company recognizes revenue from sales of software licenses upon product shipment provided that evidence of the purchase commitment exists, the license fee is fixed or determinable, collection is reasonably assured and all other revenue recognition criteria of SOP 97-2 are met. The Company’s software products do not require significant modification or customization. Installation of the products is generally routine and can be performed by the customer or other third party providers. The Company recognizes revenue from maintenance and support contracts ratably over the related contract period and from training and other services as they are performed.

      Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, the Company considers these multiple elements of a single arrangement. Payment for this arrangement is typically received up-front, and the total fee is then allocated ratably to these elements based upon vendor-specific objective evidence of fair value (“VSOE”) for each, which is determined based upon the prices charged to customers when these elements are sold separately; the revenue allocated to each is then recognized as described above for these elements.

      When VSOE does not exist for all of the delivered elements of an arrangement but does exist for the undelivered elements, the Company employs the “residual method” of accounting for revenue recognition, as defined by SOP 98-9. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, if all other revenue recognition criteria of SOP 97-2 are met. VSOE for the undelivered elements is determined based on the prices charged to customers when these elements are sold separately, typically from the renewal of the annual maintenance and support contracts.

Software Development Costs

      Costs associated with the research and development of the Company’s products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until commercial release of the software products. Subsequently, the costs are amortized to cost of software licenses revenue over the estimated economic life of the product.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stage are capitalized in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained For Internal Use.”

Advertising Costs

      The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising expenses for the years ended June 30, 2003, 2002 and 2001 were $1.1 million, $1.1 million and $936,000, respectively.

Accounting for Stock-Based Compensation

      The Company accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is recorded for stock options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company’s common stock at the date of grant. The Company follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Note 14). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Had compensation cost been determined based on the fair value at the grant dates for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the pro forma amounts indicated below. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future years.

	Year Ended June 30,

	2003	2002	2001

	(In thousands,
	except per share data)
Net income (loss):
As reported	$(118)	$780	$3,508
Add: stock-based employee compensation expense determined under the fair value based method	(4,765)	(5,699)	(3,978)

Pro forma	$(4,883)	$(4,919)	$(470)

Net income (loss) per common share:
Basic — As reported	$(0.01)	$0.08	$0.36
Pro forma basic	$(0.49)	$(0.49)	$(0.05)
Diluted — As reported	$(0.01)	$0.08	$0.35
Pro forma diluted	$(0.49)	$(0.49)	$(0.05)

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

	Year Ended June 30,

	2003	2002	2001

Dividend yield	—	—	—
Volatility	69.8%	73.9%	93.3%
Risk-free interest rate	3.0%	4.5%	6.5%
Expected option life (in years)	4.7	4.4	7.5

Net Income (Loss) Per Common Share

      Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus the weighted average effect of vested restricted stock. Diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus the weighted average effect of vested restricted stock and, when dilutive, all potential common equivalent shares outstanding including options, warrants and unvested restricted stock. The dilutive effect of options, warrants and unvested restricted stock to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period (Note 15).

Comprehensive Income

      Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss). At June 30, 2003, accumulated other comprehensive income was comprised of cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities and hedging instruments. The individual components of comprehensive income are reflected in the consolidated statement of stockholders’ equity for the years ended June 30, 2003, 2002 and 2001.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objective of FIN No. 46 is to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. As of June 30, 2003, the Company had no interests in any VIE’s.

3.     Acquisitions

Branden Technologies, Inc.

      On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. (“Branden”), located in Wilsonville, Oregon, for a total of $3.7 million in cash, $1.1 million of which was used to retire all of Branden’s outstanding debt. The acquisition was accounted for using the purchase method of accounting, and the results of Branden have been included in the Company’s consolidated financial statements since the date of acquisition.

      The purchase price, net of the retirement of the outstanding debt, has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed at their fair values on the date of the acquisition, based upon management’s estimates. The excess of purchase price over the amounts allocated was recorded as goodwill. The purchase price, net of the $1.1 million used to retire Branden’s outstanding debt concurrent with the acquisition, was allocated as follows (in thousands):

Current assets	$396
Property and equipment	6
Assembled workforce	220
Developed technology	320
Non-compete covenants	550
Customer base	330
Other long-term assets	4
Current liabilities assumed	(320)
Non-current liabilities assumed	(1,082)
Goodwill	2,197

$2,621

Côntrole de Processus Industriels s.a.r.l.

      On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l. (“CPI”), a provider of production monitoring systems to the French plastics industry, for a cash purchase price of $802,000. In addition, the Company paid $93,000 of costs directly related to the acquisition. The Company believes that the acquisition of CPI will increase the Company’s presence in the European product monitoring market allowing it to better serve its customers. For this reason the purchase price exceeds the fair value of the net tangible and identifiable intangible assets acquired, resulting in goodwill. The results of CPI have been included in the Company’s consolidated financial statements since the date of the acquisition.

      The purchase price has been allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition, based upon estimates made by management of the Company. Certain of the acquired assets were intangible in nature, including the acquired customer base and non-compete agreements, the fair values of which were determined through generally accepted valuation methodologies. The excess of the total purchase price over the amounts allocated to the assets acquired and liabilities assumed

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was recorded as goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Inventories	$36
Property and equipment	53
Non-compete covenants	100
Customer base	85
Goodwill	843
Current liabilities assumed	(222)

$895

      Subsequent to the acquisition, adjustments were made to the estimates included in the original determination of the purchase price, resulting in a revised purchase price of $902,000. The estimated useful lives of the acquired customer base and non-compete covenants are 42 months and 12 months, respectively. No portion of the goodwill or other intangible assets is expected to be deductible for tax purposes. A portion of the goodwill and other intangible assets is recorded in the accounts of our French subsidiary and, as such, will be subject to translation at the rates in effect at the balance sheet date.

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

	Year Ended June 30,

	2003	2002

	(In thousands except
	per share data)
Revenue	$36,777	$35,843
Net income (loss)	(421)	406
Net income (loss) per common share:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

4.     Goodwill and Intangible Assets

      During the first quarter of fiscal 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes the purchase method as the only acceptable methodology for accounting for a business combination. In addition, SFAS No. 141 provides guidance for allocating the cost of an acquired entity, including the recognition and identification of goodwill and other intangible assets. Under SFAS No. 141, an assembled workforce does not meet the criteria for recognition as an intangible asset that is separable from goodwill. As such, at July 1, 2001, the Company reclassified to goodwill the carrying value of its previously identified assembled workforces that were recognized in the Company’s acquisitions of C-Mold and Branden Technologies (Note 3). As a result of this reclassification, the gross carrying value of goodwill increased by $786,000 to $10.4 million.

      SFAS No. 142 addresses accounting and reporting for goodwill and other intangible assets at and subsequent to the date of acquisition. SFAS No. 142 provides guidance in determining the useful life of intangible assets, stating that some intangible assets may have an indefinite useful life to a company. SFAS No. 142 also eliminates amortization of goodwill and introduces a two-step impairment test model to be

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied upon adoption and annually thereafter. In adopting SFAS No. 142, the Company conducted the required transitional impairment test as of July 1, 2001, concluding that no impairment of the goodwill acquired in the acquisitions of C-Mold and Branden Technologies had occurred. The Company ceased the amortization of goodwill as of July 1, 2001 and reviewed the intangible assets acquired in the aforementioned transactions, concluding that no change need be made to the previously estimated useful lives of those assets.

      For the purposes of the impairment tests, the Company considers itself a single reporting unit, as defined by SFAS No. 142. To conduct these tests, the fair value of the reporting unit is compared to its carrying value. To the extent that the reporting unit’s carrying value exceeds its fair value, the Company must then compare the implied fair value of the reporting unit’s goodwill to its carrying value to determine if an impairment has occurred. This exercise entails the allocation of the reporting units’ total fair value to its assets and liabilities in a manner similar to that of the purchase price allocation methodology prescribed under SFAS No. 141. Any resulting impairment would be expensed immediately.

      To estimate its fair value, the Company first employs a market value approach. Under this approach, the average closing price of the Company’s common stock, as reported by the Nasdaq national market, is determined for a set number of days in its third fiscal quarter. A control premium is added to this average price based upon an estimation by independent valuation professionals engaged to compile and examine a five-year history of merger and acquisition history of similar sized businesses in the Company’s industry. This adjusted value is deemed to be the fair value of the Company’s stock under the market value approach and is multiplied by the number of shares of common stock outstanding to determine the Company’s total fair value. This is then compared to the recorded carrying value of the Company’s total net assets on that same day to identify potential impairment. While the Company believes that the market value approach provides a reasonable estimate of fair value, there are macroeconomic factors that could significantly affect the results of this methodology. If the Company believes that these factors have resulted in an inaccurate estimation of fair value, other valuation models will be employed including the income approach or the cost approach. The blended results from these three methodologies would then be used to estimate the total fair value of the Company.

      The Company conducted the required annual impairment test for the years ended June 30, 2003 and 2002, and concluded that no impairment had occurred.

      The following table reflects the unaudited adjusted net income of the Company, giving effect to SFAS No. 142 as if it were adopted on July 1, 2000:

	Year Ended June 30,

	2003	2002	2001

	(In thousands, except
	per share data)
Net income (loss), as reported	$(118)	$780	$3,508
Add back: goodwill amortization expense, net of tax	—	—	737
Add back: assembled workforce amortization expense, net of tax	—	—	150

Net income (loss), as adjusted	$(118)	$780	$4,395

Basic net income (loss) per common share:
As reported	$(0.01)	$0.08	$0.36
As adjusted	$(0.01)	$0.08	$0.46
Diluted net income (loss) per common share:
As reported	$(0.01)	$0.08	$0.35
As adjusted	$(0.01)	$0.08	$0.43

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. Intangible assets include customer base, developed technology and non-compete agreements. No significant residual value is estimated for these intangible assets. Intangible asset amortization for the fiscal years ended June 30, 2003, 2002 and 2001 was $605,000, $656,000 and $601,000, respectively. The components of intangible assets are as follows (in thousands):

	June 30, 2003			June 30, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets:
Customer base	$421	$(116)	$305	$330	$(58)	$272
Developed technology	675	(533)	142	975	(420)	555
Non-compete agreements	1,205	(967)	238	1,100	(616)	484

Total	$2,301	$(1,616)	$685	$2,405	$(1,094)	$1,311

      In May 2002, the Company settled several claims outstanding against an escrow account established in the acquisition of C-Mold. This settlement resulted in the receipt of $470,000 of cash which was applied against certain prepaid expenses and liabilities recorded in the acquisition. In addition, a $61,000 intangible asset related to a non-compete agreement was considered impaired after the settlement and was expensed. These amounts resulted in the recognition of $446,000 of net non-recurring gains which were recorded as other income in fiscal 2002.

      In March 2003, the Company initiated a corporate restructuring plan that resulted in the impairment of certain developed technology originally acquired in the fiscal 2001 purchase of Branden Technologies Inc. (Note 9). A charge of $217,000 was recorded to write-off the net carrying value of this developed technology, which was related to the Company’s EZ-Track product.

      As of June 30, 2003, the Company believes there are no additional impairments of its intangible assets, goodwill and other long-lived assets. However, no assurances can be given that future evaluations of intangible assets, goodwill and other long-lived assets will not result in charges as a result of future impairment.

      Expected future estimated annual amortization expense of intangible assets is as follows:

Estimated
Amortization
Fiscal year	Expense

(In thousands)
2004	$365
2005	149
2006	72
2007	50
2008	48
Thereafter	1

$685

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Derivative Financial Instruments and Hedging Activities

      At June 30, 2003, currency options and collars designated as hedging instruments with notional amounts of $2.1 million, $6.4 million and $2.3 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, have been recorded as components of other current assets or other current liabilities, depending on their valuation. At June 30, 2003, instruments with fair values of $337,000 and $32,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized gains on these instruments of $27,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next twelve months. During the year ended June 30, 2003, losses of $83,000 were recorded as components of other income and expense on the effective portion of options that were settled. During the year ended June 30, 2003, a gain of $12,000 was recognized on the ineffective portion of these options.

      At June 30, 2002, currency options and collars designated as hedging instruments with notional amounts of $4.9 million, $18.1 million and $5.2 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, have been recorded as components of other current assets or other current liabilities, depending on their valuation. At June 30, 2003, instruments with fair values of $379,000 and $637,000 were recorded as components of other current assets and accrued expenses, respectively. Net unrealized losses on these instruments of $279,000 were included in accumulated other comprehensive income. During the year ended June 30, 2002, gains of $293,000 were recorded as components of other income and expense on the effective portion of options that were settled. During the year ended June 30, 2002, a loss of $13,000 was recognized on the ineffective portion of these options. In June 2002, the Company discontinued hedge accounting for the excess portion of instruments that were hedging transactions considered probable of not occurring. These ineffective portions were immediately sold and a net gain of $29,000 was recognized in current earnings as a component of other income and expenses.

      The Company held no derivatives during fiscal 2003, 2002 or 2001 for non-hedging purposes.

6.	Software Development Costs

      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until commercial release of the software products. Development costs eligible for capitalization prior to the first quarter of fiscal 2002 were not significant. The Company established technological feasibility of Moldflow Plastics Insight (“MPI”) 3.0 in the first quarter of fiscal 2002 and released the product commercially in November 2001. In accordance with SFAS No. 86, research and development costs of $602,000 were capitalized as a component of fixed assets. In the second quarter of fiscal 2003, the net carrying value of these costs was reclassified from fixed assets to other assets.

      In fiscal 2003, the Company established technological feasibility of four additional products. MPI 4.0 and Shotscope 2.6, Moldflow Manufacturing Solutions (“MMS”) 1.0, and MPI 4.1 were commercially released in December 2002, March 2003 and June 2003, respectively. Accordingly, costs of $669,000 were capitalized and included in other assets. All such costs have been included in other assets and are being amortized to cost of product revenue over a five-year period. Related amortization expense for the fiscal years ended June 30,

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 and 2002 was $146,000 and $71,000, respectively. A summary of capitalized software development costs follows:

	June 30,

	2003	2002

	(In thousands)
Gross carrying amount	$1,271	$602
Less—accumulated amortization	(217)	(71)

Net carrying amount	$1,054	$531

7.	Fixed Assets

      Fixed assets consist of the following:

	Estimated	June 30,
	Useful Life
	(Years)	2003	2002

		(In thousands)
Land	—	$239	$202
Buildings	30	1,414	1,183
Equipment	5-7	1,150	742
Computer equipment	3-5	4,932	3,716
Furniture and fixtures	7-10	728	679
Computers and equipment under capital leases	3-7	562	475
Software	3-5	334	419
Other	3-10	865	842

		10,224	8,258
Less—accumulated depreciation and amortization		(6,333)	(4,465)

		$3,891	$3,793

      Depreciation expense, including amortization of assets under capital leases, was $1.4 million, $1.3 million, and $1.2 million for the years ended June 30, 2003, 2002 and 2001, respectively. Accumulated amortization for assets held under capital leases was $533,000, $442,000 and $587,000 at June 30, 2003, 2002 and 2001, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

      Accrued expenses includes the following accruals and other current liabilities:

	June 30,

	2003	2002

	(In thousands)
Employee wages, commissions and other compensation	$1,423	$1,000
Employee leave costs	1,343	806
Employee retirement costs	362	282
Professional fees	906	583
Taxes and withholding	2,071	3,062
Travel costs	107	146
Employee stock purchase plan withholdings	145	131
Employee health plan costs	92	100
Restructuring costs	128	247
Foreign currency options	32	637
Warranty reserve	42	13
Other	788	657

	$7,439	$7,664

9.	Restructuring Plans

March 2003 Plan

      In March 2003, the Company initiated a corporate restructuring plan (the “March 2003 plan”) related to its acquisition of CPI (Note 3). The March 2003 plan included the involuntary termination of four technical employees and a reduction of space at a leased facility, related to the integration of CPI’s operations. In addition, the March 2003 plan included the write-off of inventories and other assets and certain intangible assets originally acquired in the purchase of Branden Technologies in fiscal 2001, which were deemed impaired by the acquisition of a similar product in connection with the CPI transaction.

      As a result of the March 2003 plan, the Company recorded pre-tax charges and related accruals of $584,000 ($486,000 after tax, or $0.05 per diluted share). Of this charge, $179,000 related to the write-off of inventories and, as such, was included as a component of the cost of product revenue. The remainder of the charge was recorded as a restructuring charge in the Company’s Consolidated Statement of Operations. All significant activities under the March 2003 plan were completed as of June 30, 2003.

      The following table presents the pre-tax charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in the Company’s balance sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off of		Employee	Lease
	Write-off of	Intangible	Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge	$179	$217	$75	$471	$79	$45	$22	$146

Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					$31	$—	$—	$31

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2002 Plan

      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of June 30, 2003 relate to long-term contractual obligations from facility commitments that will be paid over six years. The following table presents the balance of the accrued restructuring charges:

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total

	(In thousands)
Balance at June 30, 2002	$31	$642	$124	$797
Cash payments	(26)	(113)	(115)	(254)
Foreign exchange impact and other adjustments	(5)	67	(9)	53

Balance at June 30, 2003	$—	$596	$—	$596

10.	Credit Facilities

      In December 2002, the Company renewed its unsecured $5.0 million working capital credit facility with a domestic bank. The facility expires December 5, 2003. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which the Company was in compliance with at June 30, 2003. These covenants include liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell assets without prior approval from the bank. At June 30, 2003, the Company had employed $2.2 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $2.4 million.

      Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of June 30, 2003 or 2002.

      Certain subsidiaries of the Company have established other credit facilities totaling $206,000 with two separate financial institutions for general working capital requirements and foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against one of these facilities are secured by a $100,000 term deposit and the assets of a subsidiary of the Company. There were no advances against these facilities as of June 30, 2003 or 2002.

11.	Preferred Stock

      At June 30, 2003, there were no shares of preferred stock issued or outstanding.

12.	Common Stock

      Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 1, 1998, the Company issued 551,287 shares of its common stock to certain officers and senior managers of the Company for a cash purchase price of $198,000. In connection with this issuance, the employees entered into Stock Restriction Agreements that contain restrictions on the sale of the shares by the employees and loan agreements evidenced by promissory notes bearing interest at 5.77% and maturing on June 30, 2003. The shares purchased by the employees under the Stock Restriction Agreements vested on varying schedules through fiscal 2003. Promissory note repayments to the Company were $29,000, $10,000 and $190,000 during fiscal 2003, 2002 and 2001, respectively. As of June 30, 2003, no shares were subject to restriction.

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

      At June 30, 2003 the Company had 4,338,243 shares of its common stock reserved for issuance under its stock option and stock purchase plans. Of these, 19,270 shares were added during fiscal 2003 pursuant to a provision in the Company’s 2000 Stock Option and Incentive Plan that automatically increases the number of shares available for grant by 20% of the total number of shares of common stock issued during each six month period ending June 30 and December 31.

13.	Treasury Stock

      On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. In September 2001, the Company reacquired 50,000 shares for $464,000, an average cost of $9.28 per share. In September 2002, the Company reacquired an additional 194,165 shares of its outstanding common stock for $909,000, an average cost of $4.68 per share. As of June 30, 2003, 58,748 of these shares were reissued under the Company’s Employee Stock Purchase Plan and 185,417 shares remained in treasury.

14.	Stock Plans

Stock Option Plan

      In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock awards and stock purchase rights for the purchase of up to 931,303 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. In April 1999, the number of shares available under the 1997 Plan was increased to 1,537,158 shares. The Board of Directors is responsible for administration of the 1997 Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. The Company will not issue any more shares under the 1997 Plan.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 2,000,000 shares of common stock by officers, employees, consultants and directors of the Company. The administration and significant terms of the 2000 Plan are the same as those of the 1997 Plan, described above.

      On November 19, 2002, the stockholders of the Company approved an amendment to the 2000 Plan authorizing the Company to issue up to an additional 1,500,000 shares of common stock pursuant to various stock incentive awards under the 2000 Plan.

      In January 1999 an amendment was made to certain employee stock options which resulted in a determinable measurement date. Deferred compensation of $77,000 was recorded, in accordance with APB No. 25, and was amortized over the related vesting period. Related compensation expense of $9,000, $20,000 and $19,000 was recorded during the years ended June 30, 2003, 2002 and 2001, respectively.

      Except for the options noted above, no other compensation cost has been recognized for employee stock-based compensation for the years ended June 30, 2003, 2002 and 2001.

      A summary of the status of the Company’s stock options as of June 30, 2003, 2002 and 2001, and changes during the years then ended, is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,618,975	$12.23	1,116,460	$12.07	863,604	$8.22
Granted	1,134,350	4.79	663,050	12.79	378,712	19.72
Exercised	(71,124)	0.95	(23,276)	1.97	(60,445)	1.48
Canceled	(248,995)	9.92	(137,259)	15.36	(65,411)	15.35

Outstanding at end of year	2,433,206	$9.33	1,618,975	$12.23	1,116,460	$12.07

Options exercisable at end of year	864,084		564,791		321,450
Weighted average fair value of options granted during the year	$2.79		$7.74		$16.64
Options available for future grant	1,538,108		1,017,961		1,545,266

      The following table summarizes information about stock options outstanding at June 30, 2003:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Shares	Exercise	Contractual	Shares	Exercise
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price

$0.36-$5.00	1,161,575	$4.25	4.0	185,581	$2.32
$5.01-$10.00	219,424	6.82	5.2	138,097	6.34
$10.01-$15.00	600,370	12.73	3.4	267,817	12.66
$15.01-$20.00	329,937	17.64	5.1	211,364	17.45
$20.01-$25.00	94,300	21.84	5.3	46,800	21.87
$25.01-$30.00	27,600	26.38	5.6	14,425	26.39

$0.36-$30.00	2,433,206	$9.33	4.2	864,084	$11.33

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      On January 20, 2000, the Board of Directors approved the Moldflow Corporation Employee Stock Purchase Plan (the “ESPP”) with an authorization of up to 500,000 shares of common stock. The ESPP is open to all eligible employees of the Company. Under the ESPP, each employee may elect to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering period. The purchase price per share is determined based on 85% of the lower of the fair market value of the stock on the first or the last day of each offering period.

      The following table displays the shares issued under the Employee Stock Purchase Plan:

	Shares	Share
Date Issued	Issued	Price

January 2, 2001	10,825	$13.60
July 6, 2001	13,498	$13.10
January 2, 2002	14,638	$12.07
July 1, 2002	22,737	$6.70
January 2, 2003	21,373	$6.38
July 3, 2003	21,978	$6.19

Total shares issued	105,049

Shareholder Rights Plan

      On January 29, 2003, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on January 30, 2003. Initially, these rights will not be exercisable and will trade with the shares of the Company’s common stock. Each share of common stock newly issued after that date also will carry with it one Right. Under the Shareholder Rights Plan, a Right generally will become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 15% or more of the common stock of the Company. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock which are equivalent to shares of the Company’s common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Net Income (Loss) per Common Share

      The following table displays the calculation of net income (loss) per common share:

	Year Ended June 30,

	2003	2002	2001

	(In thousands,
	except per share data)
Net income (loss)	$(118)	$780	$3,508

Weighted average shares used in computing net income (loss) per common share — basic	10,020	10,076	9,658
Effect of dilutive securities:
Unvested restricted stock	—	14	64
Stock options and warrants	—	270	402

Dilutive potential common shares	—	284	466

Weighted average shares used in computing net income (loss) per common share — diluted	10,020	10,360	10,124

Net income (loss) per common share — basic	$(0.01)	$0.08	$0.36
Net income (loss) per common share — diluted	$(0.01)	$0.08	$0.35

      Options to purchase 1,466,000 and 1,349,000 shares of common stock were outstanding for the years ended June 30, 2003 and 2002, respectively, but were not included in the calculation of diluted net income (loss) per common share, as their inclusion would be antidilutive.

16.	Income Taxes

      Income before income taxes consists of the following:

	Year Ended June 30,

	2003	2002	2001

	(In thousands)
Domestic income (loss)	$(3,026)	$(443)	$461
Foreign income	3,828	1,823	4,773

Income before income taxes	$802	$1,380	$5,234

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following:

	Year Ended June 30,

	2003	2002	2001

	(In thousands)
Current:
Federal	$(495)	$83	$30
State	113	92	161
Foreign	1,430	1,076	1,306

Total current	1,048	1,251	1,497

Deferred:
Federal	(71)	53	—
State	10	(10)	—
Foreign	(67)	(694)	229

Total deferred	(128)	(651)	229

	$920	$600	$1,726

      The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the actual provision is as follows:

	Year Ended June 30,

	2003	2002	2001

	(In thousands)
Statutory federal rate of 34%	$273	$469	$1,779
State income taxes, net of federal benefit	81	54	107
Permanent differences	(31)	13	960
Change in valuation allowance	419	(4,126)	(2,051)
Foreign tax rate differential	248	4,188	898
Other	(70)	2	33

	$920	$600	$1,726

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred tax assets and liabilities consist of the following:

	June 30,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$674	$558
Foreign tax credit	135	52
Accrued expenses not deductible for tax purposes	414	355
Other	67	—

Gross deferred tax assets	1,290	965
Deferred tax asset valuation allowance	(789)	(370)

Total deferred tax assets	501	595
Deferred tax liabilities	(84)	(301)

Net deferred tax asset	$417	$294

      At June 30, 2003, the Company had available foreign net operating loss carryforwards of approximately $2.2 million, which have varying expiration dates.

      Under generally accepted accounting principles, the benefit associated with future deductible differences and credits is recognized if it is more likely than not that the benefit will be realized. Management believes that, based on the Company’s historical results of operations, it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $789,000 and $370,000 at June 30, 2003 and 2002, respectively. Management believes that the net deferred tax asset represents management’s best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

17.     Benefit Plans

401(k) Savings Plan

      The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $278,000, $544,000 and $451,000 to the 401(k) Plan in the years ended June 30, 2003, 2002 and 2001, respectively.

Superannuation Plan

      Employees of the Company’s Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $194,000, $167,000 and $146,000 to the Superannuation Plan in the years ended June 30, 2003, 2002 and 2001, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Contingencies, Commitments and Guarantor Arrangements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees became applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified as of December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial statements.

      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company; indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2003.

      The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days from the date of shipment or any longer period that may be required by local law. The Company records a liability based upon its history of claims against the contractual warranty provisions. The following table describes changes to the warranty provision:

	Year Ended June 30,

	2003	2002	2001

	(In thousands)
Beginning balance	$13	$5	$—
Additional accruals	31	35	5
Settlements made	(2)	(27)	—

Ending balance	$42	$13	$5

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

      The Company leases certain of its office space under noncancelable operating leases, which expire at various dates through 2012. At June 30, 2003, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments at June 30, 2003 are as follows:

Operating
Year Ending June 30,	Leases

(In thousands)
2004	$2,282
2005	1,686
2006	823
2007	553
2008	531
Thereafter	1,304

$7,179

      Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company’s April 2002 restructuring plan included a reduction in the use of this facility, resulting in a nonrecurring charge of $606,000. Excluding the balance of this amount, which is included in other long-term liabilities, future minimum operating lease commitments at June 30, 2003 would be $6.6 million.

      Total rent expense under these operating leases was $2.2 million, $2.1 million and $1.9 million, excluding lease termination costs associated with restructuring, for the years ended June 30, 2003, 2002 and 2001, respectively.

19.     Segment and Geographic Information

      The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic design and manufacturing industry.

      The Company licenses its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia.

      The Company’s research and development centers are located in Australia, the United States, France and the United Kingdom.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic information regarding the Company’s operations was as follows:

	Year Ended June 30,

	2003	2002	2001

	(In thousands)
Revenue from unaffiliated customers:
Asia/Australia:
Product	$6,727	$6,581	$8,828
Services	5,676	4,666	4,206

Total Asia/Australia	12,403	11,247	13,034

Americas:
Product	4,207	4,518	7,122
Services	5,858	6,546	6,164

Total Americas	10,065	11,064	13,286

Europe:
Product	6,325	6,771	8,544
Services	7,832	6,006	5,079

Total Europe	14,157	12,777	13,623

Consolidated:
Product	17,259	17,870	24,494
Services	19,366	17,218	15,449

Total consolidated	$36,625	$35,088	$39,943

      Revenue from unaffiliated customers in Japan was $8.5 million (23% of total revenue), $7.2 million (21% of total revenue) and $8.5 million (21% of total revenue) in fiscal 2003, 2002 and 2001, respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	June 30,

	2003	2002

	(In thousands)
Fixed assets, net:
Asia/Australia	$1,734	$1,707
Americas	1,512	1,562
Europe	645	524

Total consolidated	$3,891	$3,793

      All of the net fixed assets included in the Americas are located in the United States.

20.     Selected Quarterly Results of Operations (Unaudited)

      The following table sets forth the unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2003. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s results of

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations for those periods and have been prepared on the same basis as the audited consolidated financial statements.

	Quarter Ended

	June 30,	Mar. 29,	Dec. 28,	Sep. 28,	June 30,	Mar. 30,	Dec. 29,	Sep. 29,
	2003	2003	2002	2002	2002	2002	2001	2001

	(In thousands)
Revenue:
Product	$4,768	$4,579	$4,216	$3,696	$3,937	$5,003	$4,923	$4,007
Services	5,157	4,894	4,710	4,605	4,366	4,442	4,245	4,165

Total revenue	9,925	9,473	8,926	8,301	8,303	9,445	9,168	8,172

Costs and expenses:
Cost of product revenue	800	829	674	661	607	605	736	570
Cost of services revenue	324	323	283	280	412	346	324	319
Research and development	1,309	1,567	1,319	1,455	1,640	1,765	1,464	1,365
Selling and marketing	5,232	4,778	4,463	4,165	4,276	4,651	4,723	4,484
General and administrative	1,912	1,878	1,802	1,650	1,614	1,630	1,819	1,597
Restructuring charges	(33)	438	—	—	1,272	—	—	—
Amortization of other intangible assets	111	176	159	159	164	164	164	164

Total operating expenses	9,655	9,989	8,700	8,370	9,985	9,161	9,230	8,499

Income (loss) from operations	270	(516)	226	(69)	(1,682)	284	(62)	(327)
Interest income, net	255	263	284	287	312	288	353	502
Other income, net	(30)	(106)	(84)	22	317	178	1,193	24

Income (loss) before income taxes	495	(359)	426	240	(1,053)	750	1,484	199
Provision (benefit) for income taxes	245	225	225	225	(204)	248	490	66

Net income (loss)	$250	$(584)	$201	$15	$(849)	$502	$994	$133

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Moldflow Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 34 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Moldflow Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 34 of this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

August 1, 2003

EXHIBIT INDEX

Exhibit
No.	Title

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.