Form 10-Q
period 2003-09-27
MOLDFLOW CORP
filed 2003-11-12
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 27, 2003

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

     There were 10,058,053 shares of our common stock, par value $0.01, outstanding on November 7, 2003.

MOLDFLOW CORPORATION

FORM 10-Q

For the Quarter Ended September 27, 2003

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements:
	Condensed Consolidated Balance Sheet as of September 27, 2003 and June 30, 2003	2
	Condensed Consolidated Statement of Income for the three months ended September 27, 2003 and September 28, 2002	3
	Condensed Consolidated Statement of Cash Flows the three months ended September 27, 2003 and September 28, 2002	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		27

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 27,	June 30,
	2003	2003

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,725	$38,320
Marketable securities	11,932	13,820
Accounts receivable, net	5,037	6,147
Inventories	358	313
Prepaid expenses	2,624	2,189
Other current assets	2,320	2,509

Total current assets	62,996	63,298
Fixed assets, net	3,890	3,891
Acquired intangible assets, net	574	685
Goodwill	9,671	9,670
Other assets	1,347	1,933

Total assets	$78,478	$79,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,545	$1,684
Accrued expenses	7,047	7,439
Deferred revenue	7,312	8,551

Total current liabilities	15,904	17,674
Deferred revenue	596	513
Other long-term liabilities	576	641

Total liabilities	17,076	18,828

Stockholders’ equity:
Common stock	102	102
Additional paid-in capital	62,933	62,867
Treasury stock	(823)	(926)
Accumulated deficit	(3,673)	(4,090)
Accumulated other comprehensive income	2,863	2,696

Total stockholders’ equity	61,402	60,649

Total liabilities and stockholders’ equity	$78,478	$79,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$4,354	$3,696
Services	5,157	4,605

Total revenue	9,511	8,301

Costs and expenses:
Cost of product revenue	638	661
Cost of services revenue	629	280
Research and development	1,593	1,455
Selling and marketing	4,186	4,165
General and administrative	1,914	1,650
Amortization of acquired intangible assets	111	159

Total operating costs and expenses	9,071	8,370

Income (loss) from operations	440	(69)
Interest income, net	268	287
Other income (loss), net	(43)	22

Income before income taxes	665	240
Provision for income taxes	248	225

Net income	$417	$15

Net income per common share:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00
Shares used in computing net income per common share:
Basic	10,049	10,108
Diluted	10,580	10,371

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$417	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets and amortization of acquired intangible assets	457	498
Amortization of capitalized software development costs	63	32
Provisions for doubtful accounts	41	38
Foreign exchange losses (gains)	38	(23)
Other non-cash charges to income	2	72
Changes in assets and liabilities:
Accounts receivable	1,203	386
Other current assets	(186)	728
Other assets	540	(175)
Accounts payable	(147)	(249)
Accrued expenses	(768)	(715)
Deferred revenue	(1,373)	(874)

Net cash provided by (used in) operating activities	287	(267)

Cash flows from investing activities:
Purchases of fixed assets	(310)	(290)
Sales and maturities of marketable securities	1,889	1,441

Net cash provided by investing activities	1,579	1,151

Cash flows from financing activities:
Issuance of common stock	169	177
Repurchase of common stock	—	(909)

Net cash provided by (used in) financing activities	169	(732)

Effect of exchange rate changes on cash and cash equivalents	370	(427)

Net increase (decrease) in cash and cash equivalents	2,405	(275)
Cash and cash equivalents, beginning of period	38,320	47,634

Cash and cash equivalents, end of period	$40,725	$47,359

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Business

      Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software applications for the design, engineering and manufacture of injection-molded plastic parts and, as such, revenues are derived primarily from the plastic design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K. The June 30, 2003 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended September 27, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

      The Company’s fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth full week of the reporting period.

2.     Stock Plans and Stock-based Employee Compensation

      A summary of the Company’s stock option activity follows:

	Three Months Ended

	September 27, 2003		September 28, 2002

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,433,206	$9.33	1,618,975	$12.23
Granted	392,980	6.95	1,066,550	4.62
Exercised	(17,073)	2.07	(45,637)	0.55
Canceled	(23,314)	13.44	(73,689)	13.14

Outstanding at end of period	2,785,799	$9.31	2,566,199	$9.25

Options exercisable at end of period	1,220,703		692,340
Weighted average fair value of options granted		$6.79		$2.69
Options available for future grant	1,168,157		24,765

      No compensation cost has been recognized for employee stock-based awards for the three months ended September 27, 2003 and September 28, 2002. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands)
Net income as reported	$417	$15
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(972)	(1,331)

Pro forma net loss	$(555)	$(1,316)

Net income (loss) per share:
Basic — as reported	$0.04	$0.00
Basic — pro forma	$(0.06)	$(0.13)
Diluted — as reported	$0.04	$0.00
Diluted — pro forma	$(0.06)	$(0.13)

      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal	Fiscal
	2004	2003

Dividend yield	—	—
Volatility	89.6%	92.7%
Risk-free interest rate	3.0%	3.1%
Expected option life (in years)	4.7	5.1

3.     Net Income Per Common Share

      The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands,
	except per share data)
Net income	$417	$15

Weighted average shares used in computing net income per common share — basic	10,049	10,108

Effect of dilutive securities:
Restricted stock	—	3
Stock options	531	260

Dilutive potential common shares	531	263

Weighted average shares used in computing net income per common share — diluted	10,580	10,371

Net income per common share — basic	$0.04	$0.00
Net income per common share — diluted	$0.04	$0.00

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

4.     Derivative Financial Instruments and Hedging Activities

      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

      At September 27, 2003, currency options and collars designated as hedging instruments with notional amounts of $1.5 million, $4.5 million and $1.8 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. At September 27, 2003, the total fair values of all currency options and collars held by the Company of $157,000 and $268,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $95,000 were included in accumulated other comprehensive income. During the three months ended September 27, 2003, net losses of $80,000 were recorded as components of other income and expense on the effective portion of options that were settled. For the three months ended September 27, 2003, an unrealized loss of $21,000 was recognized on the ineffective portion of the options and collars dedesignated as hedging instruments.

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

5.     Acquired Intangible Assets

      Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for these intangible assets.

      The components of acquired intangible assets are as follows:

	September 27, 2003			June 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Acquired intangible assets:
Customer base	$421	$(135)	$286	$421	$(116)	$305
Developed technology	675	(573)	102	675	(533)	142
Non-compete agreements	1,205	(1,019)	186	1,205	(967)	238

Total	$2,301	$(1,727)	$574	$2,301	$(1,616)	$685

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the expected remaining amortization of acquired intangible assets as of September 27, 2003:

Estimated
Amortization
Fiscal Year	Expense

(In thousands)
2004 (remainder)	$284
2005	146
2006	56
2007	50
2008	38

Total future amortization expense	$574

6.     Software Development Costs

      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until commercial release of the software products. Development costs eligible for capitalization in the three months ended September 27, 2003 and September 28, 2002 were not significant.

      A summary of capitalized software development costs follows:

	September 27,	June 30,
	2003	2003

	(In thousands)
Gross carrying amount	$1,271	$1,271
Less — accumulated amortization	(280)	(217)

Net carrying amount	$991	$1,054

      All such costs have been included in other assets and are being amortized to cost of product revenue over a five-year period.

7.     Treasury Stock

      On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. In September 2002, the Company reacquired 194,165 shares of its outstanding common stock for $909,000, at an average cost of $4.68 per share. As of September 27, 2003, 80,726 of these shares were reissued under the Company’s Employee Stock Purchase Plan and 163,439 shares remained in treasury.

8.     Comprehensive Income

      Comprehensive income is comprised of net income and other comprehensive income and losses. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of comprehensive income (loss):

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands)
Net income	$417	$15

Other comprehensive income (loss):
Changes in fair value of marketable securities, net of related tax effect	(93)	206
Changes in value of financial instruments designated as hedges, net of related tax effect	(121)	57
Foreign currency translation adjustment	381	(607)

Other comprehensive income (loss)	167	(344)

Comprehensive income (loss)	$584	$(329)

9.     Restructuring Plans

March 2003 Plan

      In March 2003, the Company initiated a corporate restructuring plan (the “March 2003 plan”) related to its January 2003 acquisition of Côntrole de Processus Industriels s.a.r.l. (“CPI”). The March 2003 plan included the involuntary termination of four technical employees and a reduction of space at a leased facility, related to the integration of CPI’s operations. In addition, the March 2003 plan included the write-off of inventories and other assets and certain intangible assets originally acquired in the purchase of Branden Technologies in fiscal 2001, which were deemed impaired by the acquisition of a similar product in connection with the CPI transaction.

      As a result of the March 2003 plan, the Company recorded pre-tax charges and related accruals of $584,000 ($486,000 after tax, or $0.05 per diluted share) in its third fiscal quarter of 2003. Of this charge, $179,000 related to the write-off of inventories and, as such, was included as a component of the cost of product revenue. The remainder of the charge was recorded as a restructuring charge in the Company’s Consolidated Statement of Income. All significant activities under the March 2003 plan were completed as of June 30, 2003.

      The following table presents the pre-tax charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in the Company’s balance sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off of		Employee	Lease
	Write-off of	Intangible	Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge in fiscal 2003	$179	$217	$75	$471	$79	$45	$22	$146

Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					31	—	—	31
Cash payments					(31)	—	—	(31)

Balance at September 27, 2003					$—	$—	$—	$—

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

April 2002 Plan

      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of September 27, 2003 relate to long-term contractual obligations from facility commitments that will be paid over six years. The following table presents the balance of the accrued restructuring charges:

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total

	(In thousands)
Balance at June 30, 2002	$31	$642	$124	$797
Cash payments	(26)	(113)	(115)	(254)
Foreign exchange impact and other adjustments	(5)	67	(9)	53

Balance at June 30, 2003	—	596	—	596
Cash payments	—	(24)	—	(24)
Foreign exchange impact and other adjustments	—	(3)	—	(3)

Balance at September 27, 2003	$—	$569	$—	$569

10.     Credit Facilities

      In December 2002, the Company renewed its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires December 5, 2003, are substantially the same as that of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of September 27, 2003. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of September 27, 2003, the Company had employed $1.6 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of September 27, 2003, there were no loans advanced against the facility, and the remaining available borrowing base was $2.1 million.

      Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of September 27, 2003.

      Certain subsidiaries of the Company have established other credit facilities totaling $365,000 with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against one of these facilities are secured by a $102,000 term deposit and the assets of a subsidiary of the Company. There were no advances against these facilities as of September 27, 2003.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

11.     Segment and Geographic Information

      The Company is engaged in one reportable industry segment: the development, marketing and support of software products for the plastic part and mold design and manufacturing industry.

      Geographic information regarding the Company’s operations follows:

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands)
Revenue from unaffiliated customers:
Asia/ Australia:
Design Optimization Solutions products	$2,158	$1,316
Manufacturing Solutions products	—	17
Services	1,611	1,333

Total Asia/ Australia	3,769	2,666

Americas:
Design Optimization Solutions products	596	578
Manufacturing Solutions products	305	493
Services	1,441	1,441

Total Americas	2,342	2,512

Europe:
Design Optimization Solutions products	672	853
Manufacturing Solutions products	623	439
Services	2,105	1,831

Total Europe	3,400	3,123

Consolidated:
Design Optimization Solutions products	3,426	2,747
Manufacturing Solutions products	928	949
Services	5,157	4,605

Total consolidated	$9,511	$8,301

      Revenue from unaffiliated customers in Japan for the three months ended September 27, 2003 and September 28, 2002 was $2.4 million and $2.0 million (25% and 24% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	September 27,	June 30,
	2003	2003

	(In thousands)
Fixed assets, net:
Asia/ Australia	$1,715	$1,734
Americas	1,462	1,512
Europe	713	645

Total consolidated	$3,890	$3,891

      All of the net fixed assets included in the Americas are located in the United States.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

12.     Contingencies, Commitments and Guarantor Arrangements

      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company; indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 27, 2003.

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

Balance at June 30, 2003	$42
Additional accruals	—
Settlements made	—

Balance at September 27, 2003	$42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 21. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

Business Overview

      Our primary business is the development, sale and support of software applications for the design and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. We categorize our products into two groups, Design Optimization Solutions and Manufacturing Solutions. Our Design Optimization Solutions allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Design Optimization Solutions include our MPI series for in-depth mold design and our MPA series for part design and high-level mold design. Our Manufacturing Solutions deliver a complete collaborative manufacturing management system which provides production and process data for use in real-time business performance management and functions to automate the setup and control of the injection molding process. Our Manufacturing Solutions products are an integration of our existing MPX product, our Shotscope product acquired from Branden Technologies in April 2003, and our CPI production monitoring system product introduced in January 2003 after our acquisition of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l.

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

      The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition, valuation allowances, acquisition accounting, impairment of intangible assets, goodwill and other long-lived assets, income tax accounting, restructuring charges, hedge accounting, and capitalization of software development costs. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Results of Operations

      We generate revenue from two principal sources:

•	license fees for our packaged software products, and

•	services revenue derived from maintenance and support services related to our software products, consulting, implementation, training and material testing.

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

      Cost of services revenue. Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting, implementation and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

      Research and development. We employ a development staff to create new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product’s release. In the three months ended September 27, 2003 and the three months ended September 28, 2002, costs eligible for capitalization were not significant.

      Selling and marketing. We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of salaries, commissions to our sales staff, employee benefits costs, sales office facilities, travel and promotional events such as trade shows, advertising, print and web-based collateral materials and public relations programs.

      General and administrative. General and administrative expenses include compensation, routine legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.

      Amortization of acquired intangible assets. These costs represent the amortization of intangible assets recorded in connection with our acquisitions. These assets include developed technology, customer base and non-compete agreements.

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

      Provision for income taxes. Our income tax expense includes federal, state and foreign income taxes. The determination of our provision for income tax expense requires significant management judgment regarding forecasts of net income and tax obligations in the various jurisdictions in which the Company operates and includes the tax effects of certain items of income and expense that are reported in differing periods for financial statement and tax return purposes. Further, we must assess the likelihood of the realization of our deferred tax assets. If it is more likely than not that any or all of our deferred tax assets will not be realized, we must establish a valuation allowance by including an expense within the income tax provision. Accordingly, our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, changes in our business across different jurisdictions with varying country, state and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

      The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended

	September 27,	September 28,
	2003	2002

Revenue:
Product	45.8%	44.5%
Services	54.2	55.5

Total revenue	100.0%	100.0%

Costs and expenses:
Cost of product revenue	6.7%	8.0%
Cost of services revenue	6.6	3.4
Research and development	16.7	17.5
Selling and marketing	44.0	50.2
General and administrative	20.1	19.9
Amortization of acquired intangible assets	1.2	1.9

Total operating expenses	95.3	100.9

Income (loss) from operations	4.7	(0.9)
Interest income, net	2.8	3.5
Other income (loss), net	(0.5)	0.3

Income before income taxes	7.0	2.9
Provision for income taxes	2.6	2.7

Net income	4.4%	0.2%

Three Months Ended September 27, 2003 compared to Three Months Ended September 28, 2002

Revenue

      Total revenue increased 15%, or $1.2 million, to $9.5 million for the three months ended September 27, 2003, from $8.3 million for the three months ended September 28, 2002. On a constant currency basis, which excludes the impact of changes in foreign exchange rates from those of the previous year, total revenue increased approximately 8%. The following table sets forth our total revenue by geographic region for the first quarter of fiscal 2004 and 2003:

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands)
Revenue:
Asia/ Australia	$3,769	$2,656
Americas	2,342	2,490
Europe	3,400	3,155

Total	$9,511	$8,301

Percentage of total revenue:
Asia/ Australia	40%	32%
Americas	25	30
Europe	35	38

Total	100%	100%

      Product Revenue. Product revenue increased 18%, or $658,000, to $4.4 million for the three months ended September 27, 2003, from $3.7 million for the three months ended September 28, 2002. On a constant currency basis, product revenue increased approximately 10%. The following table sets forth our product revenue by product group and geography for the first quarter of fiscal 2004 and 2003:

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands, except for
	percentage data)
Asia/ Australia product revenue:
Design Optimization Solutions	$2,158	$1,316
Manufacturing Solutions	—	17

Total	2,158	1,333

Americas product revenue:
Design Optimization Solutions	596	578
Manufacturing Solutions	305	493

Total	901	1,071

Europe product revenue:
Design Optimization Solutions	672	853
Manufacturing Solutions	623	439

Total	1,295	1,292

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands, except for
	percentage data)
Total product revenue:
Design Optimization Solutions	3,426	2,747
Manufacturing Solutions	928	949

Total	$4,354	$3,696

Percentage of total product revenue:
Design Optimization Solutions	79%	75%
Manufacturing Solutions	21	25

Total	100%	100%

      The increase in product revenue in the first quarter of fiscal 2004 was primarily a result of an increase in product revenue in our Asia/ Australia region, particularly in Japan, China and Taiwan, where we currently are selling only Design Optimization Solutions products. We believe that the increase in product revenue in Japan is a result of a broadening of the market for our products beyond our traditional customer base to include members of the original equipment manufacturers (“OEM”) supply chain and a mild economic recovery in Japan which resulted in higher levels of capital spending by our customers. In China and Taiwan, we believe that local manufacturers are expanding their capabilities to include a value-added design component to their businesses, which has resulted in an increase in our product revenue in those countries.

      We added 102 new customers in the first quarter of fiscal 2004, compared to 67 new customers in the same period of fiscal 2003. Sales to new customers represented 25% of total product revenues in the first quarter of fiscal 2004, compared to 43% in the same period of fiscal 2003. We sold 134 seats of Design Optimization Solutions products and 90 seats of Manufacturing Solutions products in the first quarter of fiscal 2004, compared to 121 seats and 133 seats, respectively, in the corresponding period of fiscal 2003. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

      Service revenue. Services revenue increased 12%, or $552,000, to $5.2 million for the three months ended September 27, 2003, from $4.6 million for the three months ended September 28, 2002. This increase was primarily in the sale of maintenance contracts, which is the result of historical growth in our customer base arising from product license sales.

      No customer accounted for more than 10% of our total revenue during the three-month periods ended September 27, 2003 and September 28, 2002.

Costs and Expenses

      Cost of product revenue. The cost of product revenue decreased 3%, or $23,000, to $638,000 for the three months ended September 27, 2003, from $661,000 for the three months ended September 28, 2002. The decrease was a result of reduced hardware costs and a reallocation of some resources to cost of services revenue from cost of product revenue, partially offset by increased amortization expense related to capitalized software development costs.

      Cost of services revenue. Our cost of services revenue increased 125%, or $349,000, to $629,000 for the three months ended September 27, 2003, from $280,000 for the three months ended September 28, 2002. The increase reflects the impact of organizational changes to redirect technical resources from research and development, sales and cost of product revenue to our post sales implementation group, the cost of which is included in cost of services revenue.

      The implementation group was expanded as a result of the growing customer base for our Manufacturing Solutions products and will increase our cost of service revenue when compared with previous periods. We expect that the gross margin on total revenues will be in the range of 83% to 84% over the course of the remainder of the fiscal year.

      Research and development. Research and development expenses increased 9%, or $138,000, to $1.6 million for the three months ended September 27, 2003, from $1.5 million for the three months ended September 28, 2002. The increase is primarily attributable to the addition of 5 employees relative to the same period of fiscal 2003, most of whom joined the Company as a result of the acquisition of the assets and ongoing operations of CPI in January 2003.

      Selling and marketing. Selling and marketing expenses of $4.2 million for the three months ended September 27, 2003 were unchanged from the three months ended September 28, 2002, as increased employee costs of $172,000 were offset by reduced spending on promotional activities of $32,000 and the reallocation of $87,000 of resources to customer support and implementation, which is included in cost of services revenue.

      General and administrative. General and administrative expenses increased 16%, or $264,000, to $1.9 million for the three months ended September 27, 2003, from $1.7 million for the three months ended September 28, 2002. The increase was primarily due to increased professional service fees, including the cost of audit, tax and other accounting services.

      Amortization of acquired intangible assets. Amortization expense decreased 30%, or $48,000, to $111,000 for the three months ended September 27, 2003, from $159,000 for the three months ended September 28, 2002. The decrease was a result of our March 2003 restructuring plan that included the write-off of certain intangible assets which were acquired in our purchase of Branden Technologies in March 2001. The reduction of amortization expense resulting from this write-off was partially offset by amortization of intangible assets acquired in the January 2003 acquisition of CPI.

      Interest income, net. Interest income, net decreased 7%, or $19,000, to $268,000 for the three months ended September 27, 2003 from $287,000 for the three months ended September 28, 2002. The decrease was primarily the result of the conversion of marketable securities to cash and other highly liquid instruments that yield lower interest income.

      Other income (loss), net. Other income (loss), net decreased 295%, or $65,000, to a loss of $43,000 for the three months ended September 27, 2003, from income of $22,000 for the three months ended September 28, 2002.

      Provision for income taxes. The provision for income taxes increased 10%, or $23,000, to $248,000 for the three months ended September 27, 2003, from $225,000 for the three months ended September 28, 2002. In 2003, we incurred income taxes in certain foreign jurisdictions that could not be offset in the financial statement tax provision by tax benefits arising from losses in other jurisdictions, resulting in a higher than normal tax provision. In 2004, our effective annual tax rate is estimated to be 37% of income before income taxes.

Liquidity and Capital Resources

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of September 27, 2003, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $40.7 million, our marketable securities balance of $11.9 million and our credit facilities. In December 2002, we renewed our primary $5.0 million, unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. At September 27, 2003, we had employed $1.6 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $2.1 million. The Company plans to renew this facility when it expires in December 2003. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of September 27, 2003, we had no outstanding debt.

      At September 27, 2003, our marketable securities consisted of corporate bonds with maturities in excess of three months but less than one year. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 27, 2003, we were in compliance with this policy.

      Operating activities of the three months ended September 27, 2003 generated $287,000 of net cash. This was a result of our net income, adjusted for certain non-cash charges and expenses, such as depreciation and amortization, reductions in account receivable balances, which increased cash by $1.2 million, and reductions in other non-current assets, which generated $540,000 of cash. These increases were offset by $186,000 of cash used to increase inventories, prepaid expenses and other current assets and $2.3 million of cash used to reduce accounts payable balances, accrued expenses and deferred revenue balances.

      Net cash provided by investing activities was $1.6 million for the three months ended September 27, 2003. Cash of $1.9 million was generated from the proceeds of sales and maturities of our marketable securities. This was partially offset by our purchases of fixed assets, which used $310,000 of cash.

      Net cash of $169,000 was provided by financing activities during the three months ended September 27, 2003. This cash was generated by exercises of stock options and proceeds received for common stock under the Company’s Employee Stock Purchase Plan.

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

      The Company does not have any special purpose entities or off-balance sheet financing arrangements. The Company’s cash commitments, as disclosed in Note 18 to the Company’s audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended June 30, 2003, have not changed significantly.

Restructuring

March 2003 Plan

      In March 2003, the Company initiated a corporate restructuring plan (the “March 2003 plan”) related to its January 2003 acquisition of Côntrole de Processus Industriels s.a.r.l. (“CPI”). The March 2003 plan included the involuntary termination of four technical employees and a reduction of space at a leased facility, related to the integration of CPI’s operations. In addition, the March 2003 plan included the write-off of inventories and other assets and certain intangible assets originally acquired in the purchase of Branden Technologies in fiscal 2001, which were deemed impaired by the acquisition of a similar product in connection with the CPI transaction.

      As a result of the March 2003 plan, the Company recorded pre-tax charges and related accruals of $584,000 ($486,000 after tax, or $0.05 per diluted share) in its third fiscal quarter of 2003. Of this charge, $179,000 related to the write-off of inventories and, as such, was included as a component of the cost of product revenue. The remainder of the charge was recorded as a restructuring charge in the Company’s Consolidated Statement of Income. All significant activities under the March 2003 plan were completed as of June 30, 2003.

      The following table presents the pre-tax charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in the Company’s balance sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off of		Employee	Lease
	Write-off of	Intangible	Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge in fiscal 2003	$179	$217	$75	$471	$79	$45	$22	$146

Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					31	—	—	31

Cash payments					(31)	—	—	(31)

Balance at September 27, 2003					$—	$—	$—	$—

April 2002 Plan

      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of September 27, 2003 relate to long-term contractual obligations from facility commitments that will be paid over six years. The following table presents the balance of the accrued restructuring charges:

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total

	(In thousands)
Balance at June 30, 2002	$31	$642	$124	$797
Cash payments	(26)	(113)	(115)	(254)
Foreign exchange impact and other adjustments	(5)	67	(9)	53

Balance at June 30, 2003	—	596	—	596

Cash payments	—	(24)	—	(24)
Foreign exchange impact and other adjustments	—	(3)	—	(3)

Balance at September 27, 2003	$—	$569	$—	$569

Impact of Inflation

      We believe that our revenue and results of operations have not been significantly impacted by inflation.

Risk Factors and Important Factors That May Affect Future Results

      You should carefully consider the following risks and uncertainties prior to making an investment in our common stock. These risks and uncertainties may also cause our actual results to differ materially from those contained in or predicted by our forward-looking statements.

The existing general economic slowdown, particularly in our end markets, may continue to impact our results.

      The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries have experienced severe economic declines over the past 24 months which significantly and adversely affected our business in fiscal 2002 and 2003. A continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue as compared to prior years, as was the case in fiscal 2002, or by lowering our revenue growth rates when compared to those experienced prior to fiscal 2002. In addition, increased hostilities around the world are continuing to cause widespread uncertainty and speculation in the United States and world financial markets. This uncertainty and speculation may result in further economic contraction and a further suspension in the normal purchasing patterns of our customers.

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

Item 4.     Controls and Procedures

      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 27, 2003, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

31.1	Certification of CEO
31.2	Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

      (b) Reports on Form 8-K

      On August 5, 2003, the Company filed a Form 8-K disclosing the financial results for the fiscal year ended June 30, 2003.

      On October 23, 2003, the Company filed a Form 8-K disclosing the financial results for the fiscal quarter ended September 27, 2003.

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

Date: November 12, 2003