Form 10-Q
period 2003-12-27
MOLDFLOW CORP
filed 2004-02-10
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 27, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      There were 10,498,816 shares of our common stock, par value $0.01, outstanding on February 6, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-2.2 AGREEMENT AND PLAN OF MERGER
EX-10.40 EMPLOYMENT AGREEMENT - TIMOTHY TRIPPLETT
EX-10.48 2000 STOCK OPTION & INCENTIVE PLAN
EX-10.49 LOAN MODIFICATION AGREEMENT
EX-31.1 CERTIFICATION OF THE C.E.O.
EX-31.2 CERTIFICATION OF THE C.F.O.
EX-32.1 SECT. 1350 CERTIFICATION OF THE C.E.O.
EX-32.2 SECT. 1350 CERTIFICATION OF THE C.F.O.

MOLDFLOW CORPORATION

FORM 10-Q

For the Quarter Ended December 27, 2003

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements:
	Condensed Consolidated Balance Sheet as of December 27, 2003 and June 30, 2003	2
	Condensed Consolidated Statement of Income for the three months ended December 27, 2003 and December 28, 2002 and for the six months ended December 27, 2003 and December 28, 2002	3
	Condensed Consolidated Statement of Cash Flows the six months ended December 27, 2003 and December 28, 2002	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits and Reports on Form 8-K	34
Signatures		35

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	December 27,	June 30,
	2003	2003

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,956	$38,320
Marketable securities	12,004	13,820
Accounts receivable, net	6,233	6,147
Inventories	428	313
Prepaid expenses	2,411	2,189
Other current assets	2,859	2,509

Total current assets	64,891	63,298
Fixed assets, net	4,107	3,891
Acquired intangible assets, net	471	685
Goodwill	9,720	9,670
Other assets	1,500	1,933

Total assets	$80,689	$79,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,990	$1,684
Accrued expenses	5,794	5,732
Other current liabilities	1,759	1,707
Deferred revenue	6,480	8,551

Total current liabilities	16,023	17,674
Deferred revenue	788	513
Other long-term liabilities	592	641

Total liabilities	17,403	18,828

Stockholders’ equity:
Common stock	102	102
Additional paid-in capital	62,974	62,867
Treasury stock	(823)	(926)
Accumulated deficit	(3,078)	(4,090)
Accumulated other comprehensive income	4,111	2,696

Total stockholders’ equity	63,286	60,649

Total liabilities and stockholders’ equity	$80,689	$79,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$5,113	$4,216	$9,467	$7,912
Services	5,518	4,710	10,675	9,315

Total revenue	10,631	8,926	20,142	17,227

Costs and expenses:
Cost of product revenue	605	674	1,243	1,335
Cost of services revenue	934	283	1,563	563
Research and development	1,535	1,319	3,128	2,774
Selling and marketing	4,698	4,463	8,884	8,628
General and administrative	2,117	1,802	4,031	3,452
Amortization of acquired intangible assets	110	159	221	318

Total operating costs and expenses	9,999	8,700	19,070	17,070

Income from operations	632	226	1,072	157
Interest income, net	290	284	558	571
Other income (loss), net	9	(84)	(34)	(62)

Income before income taxes	931	426	1,596	666
Provision for income taxes	336	225	584	450

Net income	$595	$201	$1,012	$216

Net income per common share:
Basic	$0.06	$0.02	$0.10	$0.02
Diluted	$0.06	$0.02	$0.10	$0.02
Shares used in computing net income per common share:
Basic	10,059	9,973	10,054	10,040
Diluted	10,658	10,269	10,619	10,320

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,012	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	694	695
Amortization of acquired intangible assets	221	318
Amortization of capitalized software development costs	127	63
Provisions for doubtful accounts	41	74
Foreign exchange losses	24	58
Other non-cash charges to income	5	77
Changes in assets and liabilities:
Accounts receivable	359	340
Inventories, prepaid expenses, and other current assets	254	503
Other assets	99	(175)
Accounts payable	221	610
Accrued expenses and other current liabilities	(690)	(1,407)
Deferred revenue	(2,306)	(1,287)

Net cash provided by operating activities	61	85

Cash flows from investing activities:
Purchases of fixed assets	(682)	(765)
Capitalization of software development costs	(220)	(170)
Sales and maturities of marketable securities	1,817	3,233

Net cash provided by investing activities	915	2,298

Cash flows from financing activities:
Proceeds from collection of notes receivable from stockholder	—	14
Issuance of common stock	210	183
Repurchase of common stock	—	(909)

Net cash provided by (used in) financing activities	210	(712)

Effect of exchange rate changes on cash and cash equivalents	1,450	(85)

Net increase in cash and cash equivalents	2,636	1,586
Cash and cash equivalents, beginning of period	38,320	47,634

Cash and cash equivalents, end of period	$40,956	$49,220

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.     Basis of Presentation and Nature of Business

      Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software applications and enabling hardware for the design, engineering and manufacture of injection-molded plastic parts and, as such, revenues are derived primarily from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K. The June 30, 2003 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended December 27, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

      The Company’s fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth week of the reporting period.

2.     Stock Plans and Stock-based Employee Compensation

      A summary of the Company’s stock option activity follows:

	Three Months Ended

	December 27, 2003		December 28, 2002

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,785,799	$9.40	2,566,199	$9.25
Granted	42,200	11.19	50,000	7.50
Exercised	(9,675)	4.26	(3,998)	1.33
Canceled	(23,157)	14.55	(130,871)	6.29

Outstanding at end of period	2,795,167	$9.41	2,481,330	$9.35

Weighted average fair value of options granted		$7.63		$4.37

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Six Months Ended

	December 27, 2003		December 28, 2002

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,433,206	$9.33	1,618,975	$12.23
Granted	435,180	9.93	1,116,550	4.75
Exercised	(26,748)	2.77	(49,635)	0.61
Canceled	(46,471)	13.94	(204,560)	9.10

Outstanding at end of period	2,795,167	$9.41	2,481,330	$9.35

Options exercisable at end of period	1,347,861		682,614
Weighted average fair value of options granted		$6.86		$2.71
Options available for future grant	1,158,859		1,489,190

      The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of the grant. The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

      No compensation cost has been recognized for employee stock-based awards in the three-month and six-month periods ended December 27, 2003. In the three-month and six month periods ended December 28, 2002, compensation cost for employee stock-based awards was not significant. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income as reported	$595	$201	$1,012	$216
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,108	2,277	1,304	2,792

Pro forma net loss	$(513)	$(2,076)	$(292)	$(2,576)

Net income (loss) per share:
Basic — as reported	$0.06	$0.02	$0.10	$0.02
Basic — pro forma	$(0.05)	$(0.21)	$(0.03)	$(0.26)
Diluted — as reported	$0.06	$0.02	$0.10	$0.02
Diluted — pro forma	$(0.05)	$(0.21)	$(0.03)	$(0.26)

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The fair value of each option granted during the periods presented below was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Dividend yield	—	—	—	—
Volatility	88%	70%	90%	70%
Risk-free interest rate	3%	3%	3%	3%
Expected option life (in years)	4.6	4.7	4.7	4.4

3.	Net Income Per Common Share

      The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income	$595	$201	$1,012	$216

Weighted average shares used in computing net income per common share — basic	10,059	9,973	10,054	10,040

Effect of dilutive securities:
Restricted stock	—	—	—	3
Stock options	599	296	565	277

Dilutive potential common shares	599	296	565	280

Weighted average shares used in computing net income per common share — diluted	10,658	10,269	10,619	10,320

Net income per common share — basic	$0.06	$0.02	$0.10	$0.02
Net income per common share — diluted	$0.06	$0.02	$0.10	$0.02

      Options to purchase 1,009,166 and 1,141,765 shares of common stock were not included in the calculation of diluted net income per share for the three months ended December 27, 2003 and December 28, 2002, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

      Options to purchase 1,025,823 and 1,129,583 shares of common stock were not included in the calculation of diluted net income per share for the six months ended December 27, 2003 and December 28, 2002, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

4.	Derivative Financial Instruments and Hedging Activities

      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      At December 27, 2003, currency options and collars designated as hedging instruments with notional amounts of $3.1 million, $9.3 million and $1.9 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. At December 27, 2003, the total fair values of all currency options and collars held by the Company of $304,000 and $281,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $50,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings as they mature over the next eighteen months. During the three-month and six-month periods ended December 27, 2003, net losses of $37,000 and $117,000 were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and six-month periods December 27, 2003, unrealized losses of $43,000 and $64,000 were recognized on the ineffective portion of the options and collars dedesignated as hedging instruments. As of December 27, 2003, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.

      At December 28, 2002, currency options and collars designated as hedging instruments with notional amounts of $2.7 million, $7.0 million and $1.3 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. During the first quarter of fiscal 2003, the Company discontinued hedge accounting for the excess portion of instruments that were used to hedge transactions considered no longer probable of occurring. At December 28, 2002, these instruments had notional amounts of $1.2 million and $204,000 to exchange Japanese yen and Australian dollars for U.S. dollars, respectively. At December 28, 2002, the total fair values of all currency options and collars held by the Company of $160,000 and $351,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $295,000 were included in accumulated other comprehensive income. During the three-month and six-month periods ended December 28, 2002, losses of $73,000 and $62,000, respectively, were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and six-month periods ended December 28, 2002, unrealized losses of $10,000 and net unrealized gains of $28,000, respectively, were recognized on the ineffective portion of the options and collars dedesignated as hedging instruments.

5.     Acquired Intangible Assets

      Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for these intangible assets. A portion of the acquired intangible assets is recorded in the accounts of our French subsidiary and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date.

      The components of acquired intangible assets are as follows:

	December 27, 2003			June 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Acquired intangible assets:
Customer base	$429	$(191)	$238	$421	$(116)	$305
Developed technology	675	(615)	60	675	(533)	142
Non-compete agreements	1,214	(1,041)	173	1,205	(967)	238

Total	$2,318	$(1,847)	$471	$2,301	$(1,616)	$685

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the expected remaining amortization of acquired intangible assets as of December 27, 2003:

Estimated
Amortization
Expense

(In thousands)
Fiscal Year
2004 (remainder)	$173
2005	160
2006	50
2007	50
2008	38

Total future amortization expense	$471

6.	Software Development Costs

      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until commercial release of the software products.

      In the second quarter of fiscal 2004, the Company established technological feasibility of two products, MPI 7.0 and MMS/Production Monitoring, both of which were commercially released in December 2003. Accordingly, research and development costs of $220,000 were capitalized in the consolidated balance sheet.

      A summary of capitalized software development costs follows:

	December 27,	June 30,
	2003	2003

	(In thousands)
Gross carrying amount	$1,491	$1,271
Less — accumulated amortization	(344)	(217)

Net carrying amount	$1,147	$1,054

      All such costs have been included in other assets in the consolidated balance sheet and are being amortized to cost of product revenue over a five-year period, the estimated useful lives of the products.

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

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of comprehensive income:

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

	(In thousands)
Net income	$595	$201	$1,012	$216
Other comprehensive income (loss):
Foreign currency translation adjustment	1,204	290	1,501	(119)
Changes in fair value of marketable securities, net of related tax effect	(3)	—	(9)	8
Changes in value of financial instruments designated as hedges, net of related tax effect	44	(73)	(77)	(16)

Other comprehensive income (loss)	1,245	217	1,415	(127)

Comprehensive income	$1,840	$418	$2,427	$89

8.     Restructuring Plans

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

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table presents the pre-tax charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in the Company’s balance sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off of		Employee	Lease
	Write-off of	Intangible	Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge in fiscal 2003	$179	$217	$75	$471	$79	$45	$22	$146
Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					31	—	—	31
Cash payments					(31)	—	—	(31)

Balance at December 27, 2003					$—	$—	$—	$—

April 2002 Plan

      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company’s operations and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of December 27, 2003 relate to long-term contractual obligations from facility commitments that will be paid over five years. The following table presents the balance of the accrued restructuring charges:

Accrued Lease
Termination
Costs

(In thousands)
Balance at June 30, 2003	$596
Cash payments	(50)
Foreign exchange impact and other adjustments	42

Balance at December 27, 2003	$588

9.     Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally,

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

10.     Credit Facilities

      In January 2004, the Company completed the renewal of its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires December 2, 2004, are substantially the same as those of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of December 27, 2003. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of December 27, 2003, the Company had employed $2.0 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of December 27, 2003, there were no loans advanced against the facility, and the remaining available borrowing base was $3.0 million.

      Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of December 27, 2003.

      Certain subsidiaries of the Company have established other credit facilities totaling $207,000 with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against one of these facilities are secured by a $114,000 term deposit and the assets of an Australian subsidiary of the Company. There were no advances against these facilities as of December 27, 2003.

11.     Segment and Geographic Information

      The Company is engaged in one reportable industry segment: the development, marketing and support of software and enabling hardware products for the plastics part and mold design and manufacturing industry.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Geographic information regarding the Company’s operations follows:

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

	(In thousands)
Revenue from unaffiliated customers:
Asia/Australia:
Design Analysis Solutions products	$1,645	$1,435	$3,803	$2,752
Manufacturing Solutions products	8	33	8	49
Services	1,708	1,372	3,319	2,705

Total Asia/Australia	3,361	2,840	7,130	5,506

Americas:
Design Analysis Solutions products	304	638	900	1,216
Manufacturing Solutions products	444	661	749	1,154
Services	1,562	1,444	3,003	2,885

Total Americas	2,310	2,743	4,652	5,255

Europe:
Design Analysis Solutions products	2,175	1,196	2,847	2,048
Manufacturing Solutions products	537	253	1,160	693
Services	2,248	1,894	4,353	3,725

Total Europe	4,960	3,343	8,360	6,466

Consolidated:
Design Analysis Solutions products	4,124	3,269	7,550	6,016
Manufacturing Solutions products	989	947	1,917	1,896
Services	5,518	4,710	10,675	9,315

Total consolidated	$10,631	$8,926	$20,142	$17,227

      Revenue from unaffiliated customers in Japan for the three months ended December 27, 2003 and December 28, 2002 was $2.2 million and $1.7 million (20% and 20% of total revenue), respectively. Revenue from unaffiliated customers in Japan for the six months ended December 27, 2003 and December 28, 2002 was $4.6 million and $3.6 million (23% and 21% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	December 27,	June 30,
	2003	2003

	(In thousands)
Fixed assets, net:
Asia/Australia	$1,864	$1,734
Americas	1,415	1,512
Europe	828	645

Total consolidated	$4,107	$3,891

      All of the net fixed assets included in the Americas are located in the United States.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

12.     Contingencies, Commitments and Guarantor Arrangements

      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company; indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries; and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. We also may have indemnity obligations in connection with acquisition transactions, and do have such obligations pursuant to the acquisition of American MSI Corporation. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 27, 2003.

      The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 to 120 days from the date of shipment or any longer period that may be required by local law. The Company records a liability based upon its history of claims against the contractual warranty provisions. The following table describes changes to the warranty provision (in thousands):

	Six Months Ended

	December 27	December 28
	2003	2002

Beginning balance	$42	$13
Additional accruals	5	20
Settlements made	—	—

Ending balance	$47	$33

13.     Subsequent Event

      On January 23, 2004, the Company acquired all of the outstanding stock of American MSI Corporation, (“AMSI”), a leading solution provider of hot runner control systems for the injection molding industry, in exchange for a cash payment of $7.3 million, which includes the repayment of AMSI’s long-term debt, and the issuance of 349,288 shares of the Company’s common stock. The Company has not yet completed its identification and valuation of the intangible assets acquired. Preliminarily, the Company expects such intangible assets to include AMSI’s existing software technology and products, customer base and non-compete covenant with AMSI’s founder. After allocation to the identifiable assets, any remaining excess of purchase price over the value of assets acquired will be attributed to goodwill. For accounting purposes, the total purchase price resulting from the cash and stock issued is expected to be approximately $12.0 million.

      Under the terms of the merger agreement with AMSI, the Company agreed to register 174,644 shares of its common stock issued in connection with the acquisition. These shares will be registered on Form S-3 which is expected to be filed within 30 days of the closing date of the acquisition. Such registration statement will remain continuously effective until the earlier of two years after the closing date and such time as all of the shares registered thereunder and held by the selling stockholder may be sold in a single day pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

      However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 27. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

Business Overview

      Our primary business is the development, sale and support of software applications and enabling hardware for the design and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition some software is developed by commercial contractors. Historically, we categorized our products into two groups, Design Optimization Solutions and Manufacturing Solutions. Our Design Optimization Solutions allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Design Optimization Solutions include our MPI series for in-depth part and mold design and our MPA series for part design and high-level mold design. Our Manufacturing Solutions deliver a complete collaborative manufacturing management system which provides production and process data for use in real-time business performance management and functions to automate the setup and control of the injection molding process. Our Manufacturing Solutions products are an integration of our existing MPX product, our Shotscope product acquired from Branden Technologies in April 2003, and our CPI production monitoring system product introduced in January 2003 after our acquisition of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l.

      On January 23, 2004, we acquired all of the outstanding stock of American MSI (“AMSI”), a leading solution provider of hot runner control systems for the injection molding industry located in California, in exchange for $7.3 million of cash, and the issuance of 349,288 shares of our common stock. In conjunction with the acquisition, we announced our intention to reorganize our operations into two business units along our Design Optimization and Manufacturing Solutions product lines. In connection with this reorganization, we have renamed our Design Optimization Solutions as our Design Analysis Solutions business. The products and services provided by AMSI became part of the Manufacturing Solutions product line, effective the date of the acquisition.

      We sell our products and services internationally through our direct sales operations in 14 countries. We also sell through a network of distributors, manufacturers’ representatives, and value-added resellers and through distribution arrangements with developers of other design software products.

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

      The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition, valuation allowances, acquisition accounting, impairment of intangible assets, goodwill and other long-lived assets, income tax accounting, restructuring charges, hedge accounting and capitalization of software development costs. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Results of Operations

      We generate revenue from two principal sources:

•	license fees for our packaged software and enabling hardware products, and

•	services revenue derived from maintenance and support services related to our software products, consulting, implementation, training and material testing.

      Product revenue. Typically, our customers pay an up-front, one-time fee for our products. The amount of the fee depends upon the number and type of software modules licensed, the associated enabling hardware components and the number of the customers’ employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a “click-wrapped” software license agreement that is included as part of each customer’s installation process. Revenue for our iMPA product, a fully functional, application service provider version of our Part Adviser product, is earned on a pay-per-use basis and, to date, has not been significant. For sales of our other products, we generally require a signed license agreement. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We generally record a larger percentage of our quarterly revenue in the third month of each fiscal quarter. Accordingly, our quarterly results, and particularly our product revenues, are often difficult to predict prior to the final days of each quarter.

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

      Research and development. We employ a development staff to create new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product’s release for commercial sale. We established technological feasibility of Shotscope 2.6 and MPI 4.0 in the second quarter of fiscal 2003 and released the products commercially in November and December 2002, respectively. In accordance with SFAS No. 86, research and development costs of $170,000 were capitalized in the six months ended December 28, 2002 related to Shotscope 2.6 and MPI 4.0. In the second quarter of fiscal 2004, we established technological feasibility of MPA 7.0 and the MMS/Production Monitoring product, and released these products commercially in December 2003. This resulted in the capitalization of $220,000 of research and development costs.

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

      The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Revenue:
Product	48.1%	47.2%	47.0%	45.9%
Services	51.9	52.8	53.0	54.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product revenue	5.7%	7.6%	6.2%	7.7%
Cost of services revenue	8.8	3.2	7.8	3.3
Research and development	14.4	14.8	15.5	16.1
Selling and marketing	44.2	50.0	44.1	50.1
General and administrative	19.9	20.2	20.0	20.0
Amortization of acquired intangible assets	1.0	1.8	1.1	1.8

Total operating expenses	94.0	97.6	94.7	99.0

Income from operations	6.0	2.4	5.3	1.0
Interest income, net	2.7	3.2	2.8	3.3
Other income (loss), net	0.1	(0.9)	(0.2)	(0.4)

Income before income taxes	8.8	4.7	7.9	3.9
Provision for income taxes	3.2	2.5	2.9	2.6

Net income	5.6%	2.2%	5.0%	1.3%

Three Months Ended December 27, 2003 compared to Three Months Ended December 28, 2002

Revenue

      Total revenue increased 19%, or $1.7 million, to $10.6 million for the three months ended December 27, 2003, from $8.9 million for the three months ended December 28, 2002. On a constant currency basis, which excludes the impact of changes in foreign currency exchange rates from those of the previous year, total revenue increased approximately 7%. The following table sets forth our total revenue by geographic region for the second quarter of fiscal 2004 and 2003:

	Three Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands)
Revenue:
Asia/Australia	$3,361	$2,840
Americas	2,310	2,743
Europe	4,960	3,343

Total	$10,631	$8,926

	Three Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands)
Percentage of total revenue:
Asia/Australia	32%	32%
Americas	22	30
Europe	46	38

Total	100%	100%

      Product revenue. Product revenue increased 21%, or $897,000, to $5.1 million for the three months ended December 27, 2003, from $4.2 million for the three months ended December 28, 2002. On a constant currency basis, product revenue increased approximately 7%. The following table sets forth our product revenue by product group and geography for the second quarter of fiscal 2004 and 2003:

	Three Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands, except for
	percentage data)
Asia/Australia product revenue:
Design Analysis Solutions	$1,645	$1,435
Manufacturing Solutions	8	33

Total	1,653	1,468

Americas product revenue:
Design Analysis Solutions	304	638
Manufacturing Solutions	444	661

Total	748	1,299

Europe product revenue:
Design Analysis Solutions	2,175	1,196
Manufacturing Solutions	537	253

Total	2,712	1,449

Total product revenue:
Design Analysis Solutions	4,124	3,269
Manufacturing Solutions	989	947

Total	$5,113	$4,216

Percentage of total product revenue:
Design Analysis Solutions	81%	77%
Manufacturing Solutions	19	23

Total	100%	100%

      The increase in product revenue in the second quarter of fiscal 2004 was primarily a result of an increase in Design Analysis Solutions revenue from our French and German markets. This increase was a result of favorable currency exchange rates and increased sales of our in-depth part and mold design product, MPI. Product revenue also increased in our Asia/Australia region, driven primarily by increased sales to customers in the Japanese automotive industry and the Asian electronics industry. To a lesser degree, our release of MPA 7.0 in mid-December 2003, which introduced complementary add-on modules to our existing MPA customer base, also contributed to the overall increase in product revenue. These increases were partially offset by continued weakness in each of our product lines in the Americas region.

      We added 122 new customers in the second quarter of fiscal 2004, compared to 87 new customers in the same period of fiscal 2003. Sales to new customers represented 49% of total product revenues in the second quarter of fiscal 2004, compared to 31% in the same period of fiscal 2003. We sold 115 seats of Design Analysis Solutions products and 223 seats of Manufacturing Solutions products in the second quarter of fiscal 2004, compared to 97 seats and 133 seats, respectively, in the corresponding period of fiscal 2003. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

      Services revenue. Services revenue increased 17%, or $808,000, to $5.5 million for the three months ended December 27, 2003, from $4.7 million for the three months ended December 28, 2002. On a constant currency basis, service revenue increased approximately 7%. This increase was primarily in the sale of maintenance contracts, which is the result of historical growth in our customer base arising from product license sales.

      No customer accounted for more than 10% of our total revenue during the three-month periods ended December 27, 2003 and December 28, 2002.

Costs and Expenses

      Cost of product revenue. The cost of product revenue decreased 10%, or $69,000, to $605,000 for the three months ended December 27, 2003, from $674,000 for the three months ended December 28, 2002. The decrease was a result of reduced hardware costs and a redirection of some employees to post-sales support activities which are included in the cost of services revenue, partially offset by increased amortization expense related to capitalized software development costs.

      Cost of services revenue. Our cost of services revenue increased 230%, or $651,000, to $934,000 for the three months ended December 27, 2003, from $283,000 for the three months ended December 28, 2002. The increase reflects the impact of organizational changes to redirect technical staff during the last six months from research and development, sales and cost of product revenue to our post-sales implementation group, the cost of which is included in cost of services revenue. The implementation resources were expanded as a result of the increased requirements to provide technical assistance to the growing customer base for our Manufacturing Solutions products. To enhance the benefits realized by our customers from the purchase of our solutions, we provide services including the training of customer personnel, data conversion, and building of interfaces to other plant and business management systems. Accordingly, as sales of our Manufacturing Solutions products increase, we anticipate that our cost of service revenue will increase when compared with previous periods.

      Research and development. Research and development expenses increased 16%, or $216,000, to $1.5 million for the three months ended December 27, 2003, from $1.3 million for the three months ended December 28, 2002. The increase is primarily attributable to increased compensation expense, which resulted from the combination of several factors, including the impact of changes in foreign currency exchange rates, annual salary increases which took effect in October, and development staff added in our January 2003 acquisition of CPI. These increases were partially offset by the capitalization of software development costs in accordance with SFAS No. 86, which was higher than the corresponding period in fiscal 2003 by $50,000.

      Selling and marketing. Selling and marketing expenses increased 5%, or $235,000 to $4.7 million for the three months ended December 27, 2003, from $4.5 million for the three months ended December 28, 2002 due to increased employee costs resulting from increased sales and annual salary adjustments, and additional travel and promotional activities. These increases were partially offset by the impact of the aforementioned redirection of resources to customer support and implementation activities, which reduced selling and marketing expenses by $217,000 as compared to the prior period and increased cost of services revenue by a corresponding amount.

      General and administrative. General and administrative expenses increased 17%, or $315,000, to $2.1 million for the three months ended December 27, 2003, from $1.8 million for the three months ended December 28, 2002. The increase was primarily due to increased compensation expense, resulting from our annual salary increases for our staff and changes in foreign currency exchange rates and increased professional service fees, including the cost of audit, tax, and other accounting services. In addition to these ongoing expenses, we incurred expenses of $145,000 in connection with preparation for, and compliance with, the Sarbanes-Oxley Act in the three months ended December 27, 2003. A significant portion of these expenses were a result of first-year implementation activities related to the requirement that companies certify, and the independent auditors audit and attest to a system of internal controls. As the audit standards related to the newly required attestation related to a company’s system of internal controls have not yet been finalized by the Public Company Accounting Oversight Board, our estimates of the total costs of compliance, a portion of which was expensed during our second quarter of fiscal 2004, are subject to further revision. We anticipate, however, that these costs will continue to be significant over the remainder of our fiscal year.

      Amortization of acquired intangible assets. Amortization expense decreased 31%, or $49,000, to $110,000 for the three months ended December 27, 2003, from $159,000 for the three months ended December 28, 2002. The decrease was primarily a result of our March 2003 restructuring plan that included the write-off of certain intangible assets that were acquired in our purchase of Branden Technologies in March 2001. The reduction of amortization expense resulting from this write-off was partially offset by amortization of intangible assets acquired in the January 2003 acquisition of CPI.

      Interest income, net. Interest income, net did not significantly change from the prior period.

      Other income (loss), net. Other income (loss), net increased 111%, or $93,000, to a gain of $9,000 for the three months ended December 27, 2003, from a loss of $84,000 for the three months ended December 28, 2002. This was primarily due to gains arising from our foreign exchange hedging activities for the three months ended December 27, 2003, while hedge losses were incurred during the three months ended December 28, 2002.

      Provision for income taxes. The provision for income taxes increased 49%, or $111,000, to $336,000 for the three months ended December 27, 2003, from $225,000 for the three months ended December 28, 2002, primarily a result of higher income before income taxes. In 2004, our effective annual income tax rate is estimated to be 37% of income before income taxes, excluding any impact from the acquisition of AMSI. The expected annual income tax rate of 37% in 2004 is higher than the U.S. statutory income tax rate due principally to the effect of income taxes levied at the state level, the tax impact of net operating losses for which no financial statement benefit may be recorded currently, and permanent differences between the deductibility of certain items for book and tax accounting purposes, offset, in part, by the impact of differences in tax rates on income earned in foreign jurisdictions. Our estimated effective annual income tax rate of 37% is lower than the actual effective income tax rate for the comparable period of the prior year due primarily to the effect, in the prior year, of taxable income in certain jurisdictions that was not offset in the financial statement income tax provision by losses in other jurisdictions.

Six Months Ended December 27, 2003 compared to Six Months Ended December 28, 2002

Revenue

      Total revenue increased 17%, or $2.9 million, to $20.1 million for the six months ended December 27, 2003, from $17.2 million for the six months ended December 28, 2002. On a constant currency basis, which excludes the impact of changes in foreign exchange rates from those of the previous year, total revenue increased approximately 7%. The following table sets forth our total revenue by geographic region for the first six months of fiscal 2004 and 2003:

	Six Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands)
Revenue:
Asia/Australia	$7,130	$5,506
Americas	4,652	5,255
Europe	8,360	6,466

Total	$20,142	$17,227

Percentage of total revenue:
Asia/Australia	35%	32%
Americas	23	30
Europe	42	38

Total	100%	100%

      Product revenue. Product revenue increased 20%, or $1.6 million to $9.5 million for the six months ended December 27, 2003, from $7.9 million for the six months ended December 28, 2002. On a constant currency basis, product revenue increased approximately 8%. The following table sets forth our product revenue by product group and geography for the first two quarters of fiscal 2004 and 2003:

	Six Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands, except for
	percentage data)
Asia/Australia product revenue:
Design Analysis Solutions	$3,803	$2,752
Manufacturing Solutions	8	49

Total	3,811	2,801

Americas product revenue:
Design Analysis Solutions	900	1,216
Manufacturing Solutions	749	1,154

Total	1,649	2,370

Europe product revenue:
Design Analysis Solutions	2,847	2,048
Manufacturing Solutions	1,160	693

Total	4,007	2,741

	Six Months Ended

	December 27,	December 28,
	2003	2002

	(In thousands, except for
	percentage data)
Total product revenue:
Design Analysis Solutions	7,550	6,016
Manufacturing Solutions	1,917	1,896

Total	$9,467	$7,912

Percentage of total product revenue:
Design Analysis Solutions	80%	76%
Manufacturing Solutions	20	24

Total	100%	100%

      The increase in product revenue for the six months ended December 27, 2003 was primarily a result of an increase in product revenue in our European market, particularly in France and Germany, offset in part by lower revenues from each of our product families in the Americas region. This increase was a result of favorable currency exchange rates and increased sales of our in-depth part and mold design product, MPI. In addition, product revenue increased in our Asia/Australia region, particularly in Japan, China and Taiwan, where we currently are selling primarily Design Analysis Solutions products. We believe that the increase in product revenue in Japan is a result of a broadening of the market for our products beyond our traditional customer base to include members of the original equipment manufacturers (“OEM”) supply chain and the result of a mild economic recovery in Japan, which resulted in higher levels of capital spending by our customers. In China and Taiwan, we believe that local manufacturers are expanding their capabilities to include a value-added design component to their businesses, which has resulted in an increase in our product revenue in those countries.

      We added 224 new customers in the six months ended December 27, 2003, compared to 154 new customers in the same period of fiscal 2003. Sales to new customers represented 38% of total product revenues in the six months ended December 27, 2003, compared to 36% in the same period of fiscal 2003. We sold 249 seats of Design Analysis Solutions products and 313 seats of Manufacturing Solutions products in the six months ended December 27, 2003, compared to 186 seats and 190 seats, respectively, in the corresponding period of fiscal 2003. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

      Services revenue. Services revenue increased 15%, or $1.4 million, to $10.7 million for the six months ended December 27, 2003, from $9.3 million for the six months ended December 28, 2002. On a constant currency basis, service revenue increased approximately 6%. This increase was primarily in the sale of maintenance contracts, which is the result of historical growth in our customer base arising from product license sales.

      No customer accounted for more than 10% of our total revenue during the six-month periods ended December 27, 2003 and December 28, 2002.

Costs and Expenses

      Cost of product revenue. The cost of product revenue decreased 7%, or $92,000, to $1.2 million for the six months ended December 27, 2003, from $1.3 million for the six months ended December 28, 2002. The decrease was a result of reduced hardware costs and a redirection of some staff to post-sales support activities which are included in the cost of services revenue, partially offset by increased amortization expense related to capitalized software development costs.

      Cost of services revenue. Our cost of services revenue increased 178%, or $1.0 million, to $1.6 million for the six months ended December 27, 2003, from $563,000 for the six months ended December 28, 2002. The increase reflects the impact of organizational changes to redirect technical staff during the last six months from research and development, sales and cost of product revenue to our post-sales implementation group, the cost of which is included in cost of services revenue. The implementation resources were expanded as a result of the increased requirements to provide technical assistance to the growing customer base for our Manufacturing Solutions products. To enhance the benefits realized by our customers from the purchase of our solutions, we provide services including the training of customer personnel, data conversion, and building of interfaces to other plant and business management systems. Accordingly, as sales of our Manufacturing Solutions products increase, we anticipate that our cost of service revenue will increase when compared with previous periods.

      Research and development. Research and development expenses increased 13%, or $354,000, to $3.1 million for the six months ended December 27, 2003, from $2.8 million for the six months ended December 28, 2002. The increase is primarily attributable to increased compensation expense which resulted from the combination of several factors, including the impact of changes in foreign currency exchange rates, our annual salary increases which took effect in October, and development staff added in our January 2003 acquisition of CPI. These increases were partially offset by the capitalization of software development costs in accordance with SFAS No. 86, which was higher than the corresponding period of fiscal 2003 by $50,000.

      Selling and marketing. Selling and marketing increased 3%, or $256,000, to $8.9 million for the six months ended December 27, 2003, from $8.6 million for the six months ended December 28, 2002 due to a $496,000 increase in employee costs resulting from increased sales and annual salary adjustments and additional travel expenses. These increases were partially offset by the impact of our redirection of resources to customer support and implementation activities, which is included in cost of services revenue, which reduced our selling and marketing expenses by $361,000 as compared to the prior period and increased cost of services revenue by a corresponding amount.

      General and administrative. General and administrative expenses increased 17%, or $579,000, to $4.0 million for the six months ended December 27, 2003, from $3.5 million for the six months ended December 28, 2002. The increase was primarily due to increased compensation expense, resulting from our annual salary increases, changes in foreign currency exchange rates and increased professional service fees, including the cost of audit, tax, Sarbanes-Oxley compliance and preparation costs, and other accounting services.

      Amortization of acquired intangible assets. Amortization expense decreased 31%, or $97,000, to $221,000 for the six months ended December 27, 2003, from $318,000 for the six months ended December 28, 2002. The decrease was primarily a result of our March 2003 restructuring plan that included the write-off of certain intangible assets that were acquired in our purchase of Branden Technologies in March 2001. The reduction of amortization expense resulting from this write-off was partially offset by amortization of intangible assets acquired in the January 2003 acquisition of CPI.

      Interest income, net. Interest income, net decreased 2%, or $13,000, to $558,000 for the six months ended December 27, 2003 from $571,000 for the six months ended December 28, 2002.

      Other income (loss), net. Other income (loss), net increased 45%, or $28,000, to a smaller loss of $34,000 for the six months ended December 27, 2003, from a loss of $62,000 for the six months ended December 28, 2002.

      Provision for income taxes. The provision for income taxes increased 30%, or $134,000, to $584,000 for the six months ended December 27, 2003, from $450,000 for the six months ended December 28, 2002, primarily a result of higher income before income taxes. In 2004, our effective annual income tax rate is estimated to be 37% of income before income taxes excluding the impact of the acquisition of AMSI. The expected annual income tax rate of 37% in 2004 is higher than the U.S. statutory income tax rate due principally to the effect of income taxes levied at the state level, the tax impact of net operating losses for which no financial statement benefit may be recorded currently, and permanent differences between the deductibility of certain items for book and tax accounting purposes, offset, in part, by the impact of differences in tax rates on income earned in foreign jurisdictions. Our estimated effective annual income tax rate of 37% is lower than the actual effective income tax rate for the comparable period of the prior year due primarily to the effect in the prior year, of taxable income in certain jurisdictions that was not offset in the financial statement income tax provision by losses in other jurisdictions.

Liquidity and Capital Resources

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of December 27, 2003, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $41.0 million, our marketable securities balance of $12.0 million and our credit facilities. In January 2004, we renewed our primary $5.0 million, unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. At December 27, 2003, we had employed $2.0 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $3.0 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of December 27, 2003, we had no outstanding debt.

      At December 27, 2003, our marketable securities consisted of corporate bonds with maturities in excess of three months but less than one year. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 27, 2003, we were in compliance with this policy.

      Operating activities of the six months ended December 27, 2003 generated $61,000 of net cash. This was a result of our net income, adjusted for certain non-cash charges and expenses such as depreciation and amortization, and decreases in account receivable balances, which increased cash by $359,000, and a net decrease in other current and non-current assets, which generated $353,000 of cash, and increases in accounts payable, which increased cash by $221,000. These increases were offset by $690,000 of cash used to reduce accrued expenses and a $2.3 million reduction of cash due to lower deferred revenue balances. Many of our European and Japanese customers renew their existing maintenance and support contracts in January and April. This timing contributes to a seasonal decrease in deferred revenue in our second fiscal quarter which, in turn, reduces our cash generated from operations.

      Net cash provided by investing activities was $915,000 for the six months ended December 27, 2003. Cash of $1.8 million was generated from the proceeds of sales and maturities of our marketable securities. This was partially offset by our purchases of fixed assets and capitalization of software development costs, which together used $902,000 of cash.

      Net cash of $210,000 was provided by financing activities during the six months ended December 27, 2003. This cash was generated by exercises of stock options and proceeds received for common stock under the Company’s Employee Stock Purchase Plan.

      On January 23, 2004, the Company utilized $7.3 million of cash to fund the cash portion of the purchase price of the acquisition of AMSI. We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this Quarterly Report. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

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

      The following table presents the pre-tax charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in the Company’s balance sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off		Employee	Lease
	Write-off of	Intangible	of Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge in fiscal 2003	$179	$217	$75	$471	$79	$45	$22	$146

Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					31	—	—	31

Cash payments					(31)	—	—	(31)

Balance at December 27, 2003					$—	$—	$—	$—

April 2002 Plan

      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company’s operations and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of December 27, 2003 relate to long-term contractual obligations from facility commitments that will be paid over five years. The following table presents the balance of the accrued restructuring charges:

Accrued Lease
Termination Costs

(In thousands)
Balance at June 30, 2003	$596
Cash payments	(50)
Foreign exchange impact and other adjustments	42

Balance at December 27, 2003	$588

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

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

A general economic slowdown, particularly in our end markets, may continue to impact our results.

      The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries experienced severe economic declines which significantly and adversely affected our business in fiscal 2002 and 2003. While general economic trends have improved in some geographic markets, continuation of this general economic slowdown will materially and adversely affect us by decreasing our revenue as compared to prior years, or by lowering our revenue growth.

Our business model is changing as we further develop and exploit our Manufacturing Solutions products, and our recent reorganization of our sales, marketing and support staff along business unit lines may result in disruption in our sales.

      The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. We recently completed the acquisition of AMSI, a provider of hot runner control systems, with products focused solely on the manufacturing market. In connection with this acquisition, we reorganized our business into two strategically focused business units, one focused on Design Analysis products and one on Manufacturing Solutions Products. This change in organizational structure may lead to disruption in our business operations, as we have begun to split our direct sales into product-specific sales forces, which will be reporting directly to the responsible business unit leader. In addition, the Company’s executive vice president of sales resigned from the Company and the transition of the sales force may cause disruption in our selling cycles and have a material adverse effect on our results of operations. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because these products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Further, our acquisition of AMSI may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology into our product platform. Our Manufacturing Solutions business unit will be managed by the former chief executive officer and sole stockholder of AMSI and our ability to successfully integrate the AMSI business will be dependent on our ability to retain this employee.

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

      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide as sales of our Manufacturing Solutions products and our services will result in lower gross margins and may result in a longer selling cycle, which may be more significant following the acquisition of AMSI, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	currency fluctuations, and

•	timing and integration of acquisitions, particularly the acquisition of AMSI which will require time and focus by our management team and may lead to disruptions in our business.

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

Our recent acquisition of AMSI and any future mergers, acquisitions and strategic relationships may result in lost revenue caused by business disruptions and missed opportunities caused by the distraction of our management.

      In January 2004 we acquired American MSI Corporation, a privately held company specializing in development and sale of hot runner control systems for the plastics processing industry. Further, we may engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we merge with or acquire another company including AMSI, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We will have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, the acquisition of AMSI or another business may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

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

      The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenues are derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of certain foreign countries,

•	decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

•	lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

•	decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet, or ever, be offset by tax benefits arising from losses in other jurisdictions,

•	lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

•	lost revenue resulting from the imposition by foreign governments of trade protection measures, and

•	higher cost of sales resulting from import or export licensing requirements.

We have more limited financial and other resources than many of our competitors and potential competitors and may be unable to compete successfully against them.

      We operate in a highly competitive environment and may not be able to successfully compete. Companies in our industry and entities in similar industries could decide to focus on the development of software and enabling hardware solutions for the design, analysis and manufacturing of injection molded plastic parts. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. Increased competition may result in price reductions, reduced profitability and loss of market share.

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

      The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility since we have been a public company. Many factors may cause the market price for our common stock to decline, including:

•	revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter,

•	downward revisions in securities analysts’ estimates or changes in general market conditions,

•	changes in our senior management personnel,

•	distribution or sale of shares of our common stock by insiders or affiliated person, including the shares received by the selling stockholder in connection with the acquisition of AMSI, a portion of which will be registered for resale on Form S-3 and could therefore be sold at any time,

•	technological innovations by competitors or in competing technologies,

•	a decrease in the demand for our common stock,

•	investor perception of our industry or our prospects, and

•	general technology or economic trends.

      In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. We may be involved in securities class action litigation in the future. Such litigation often results in substantial costs which may not be covered by our directors’ and officers’ liability insurance, and a diversion of management’s attention and resources and could harm our business, financial condition and results of operations.

We make estimates in determining our worldwide income tax provision.

      We make significant estimates in determining our worldwide income tax provision. These estimates are subject to many transactions, calculations and proceedings where the ultimate tax outcome is uncertain. These proceedings currently include customary inquiry activities by various taxing authorities. Although we believe that our estimates are reasonable, the final outcome of tax matters and proceedings could be different than the estimates reflected in the historical income tax provision and accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made.

We are dependent on distributors to distribute a substantial portion of our Manufacturing Solutions products.

      Following the acquisition of AMSI, we will distribute a substantial portion of our Manufacturing Solutions products through a network of independent, regional channel partners. The channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we will be highly dependent on the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and to support a larger installed base of our products following the acquisition of AMSI by Moldflow. If the channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

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

Item 4.     Controls and Procedures

      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 27, 2003, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      On November 18, 2003, the Company held its Annual Meeting of Stockholders. The stockholders voted to elect two Class I Directors for a three-year term and to amend the Company’s 2000 Stock Option and Incentive Plan to modify the number and frequency of the options to purchase shares of common stock automatically granted to non-employee members of the Board of Directors of the Company. The results of the stockholder vote were as follows:

PROPOSAL 1: ELECTION OF DIRECTORS

NAME OF DIRECTOR	FOR	WITHHELD

Mr. Schechter	7,860,080	1,494,055
Mr. Thomas	7,873,632	1,480,503

PROPOSAL 2: AMENDMENT OF 2000 STOCK OPTION AND INCENTIVE PLAN

FOR	6,114,620
AGAINST	1,940,521
ABSTAIN	10,303
NO-VOTE	1,288,691

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

2.2	Agreement and Plan of Merger by and among Moldflow Corp., MF Merger Sub I, Inc., American MSI Corp., the Timothy and Deborah Triplett Family Trust, Timothy L. Triplett and Deborah A. Triplett dated January 23, 2004.
10.40	Employment Agreement, dated January 23, 2004 between Moldflow Corporation and Timothy Triplett.
10.48	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan.
10.49	Loan Modification Agreement, dated January 15, 2004, between Silicon Valley Bank and Moldflow Corporation.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

      (b) Reports on Form 8-K

      On October 23, 2003, the Company filed a Form 8-K disclosing the financial results for the fiscal quarter ended September 27, 2003.

      On December 18, 2003, the Company filed a Form 8-K disclosing the election of Robert J. Lepofsky to its Board of Directors.

      On January 26, 2004, the Company filed a Form 8-K disclosing the acquisition of American MSI Corporation, the resignation of Richard Underwood, the Company’s Executive Vice President of Sales, and the financial results for the fiscal quarter ended December 27, 2003.

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

Date: February 10, 2004