Form 10-Q
period 2004-03-27
MOLDFLOW CORP
filed 2004-05-07
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 27, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      There were 10,584,431 shares of our common stock, par value $0.01 per share, outstanding on May 5, 2004.

MOLDFLOW CORPORATION

FORM 10-Q

For the Quarter Ended March 27, 2004

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements:
	Condensed Consolidated Balance Sheet as of March 27, 2004 and June 30, 2003	2
	Condensed Consolidated Statement of Operations for the three months ended March 27, 2004 and March 29, 2003 and for the nine months ended March 27, 2004 and March 29, 2003	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended March 27, 2004 and March 29, 2003	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37
Item 6.	Exhibits and Reports on Form 8-K	37
Signatures		39
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-32.1 Section 1350 Certification of CEO
Ex-32.2 Section 1350 Certification of CFO

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	March 27,	June 30,
	2004	2003

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,868	$38,320
Marketable securities	1,481	13,820
Accounts receivable, net	9,200	6,147
Inventories	958	313
Prepaid expenses	2,500	2,189
Other current assets	2,778	2,509

Total current assets	64,785	63,298
Fixed assets, net	4,299	3,891
Acquired intangible assets, net	2,120	685
Goodwill	18,726	9,670
Other assets	2,345	1,933

Total assets	$92,275	$79,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,576	$1,684
Accrued expenses	7,228	5,732
Other current liabilities	2,091	1,707
Deferred revenue	9,327	8,551

Total current liabilities	21,222	17,674
Deferred revenue	907	513
Other long-term liabilities	1,281	641

Total liabilities	23,410	18,828

Stockholders’ equity:
Common stock	106	102
Additional paid-in capital	67,377	62,867
Treasury stock	—	(926)
Accumulated deficit	(2,569)	(4,090)
Accumulated other comprehensive income	3,951	2,696

Total stockholders’ equity	68,865	60,649

Total liabilities and stockholders’ equity	$92,275	$79,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$7,574	$4,579	$17,041	$12,491
Services	5,716	4,894	16,391	14,209

Total revenue	13,290	9,473	33,432	26,700

Costs and expenses:
Cost of product revenue	1,778	829	3,021	2,164
Cost of services revenue	1,457	323	3,020	886
Research and development	1,695	1,567	4,823	4,341
Selling and marketing	5,038	4,778	13,922	13,406
General and administrative	2,188	1,878	6,219	5,330
Restructuring charges	508	438	508	438
Amortization of acquired intangible assets	126	176	347	494

Total operating costs and expenses	12,790	9,989	31,860	27,059

Income (loss) from operations	500	(516)	1,572	(359)
Interest income, net	321	263	879	834
Other income (loss), net	(18)	(106)	(52)	(168)

Income (loss) before income taxes	803	(359)	2,399	307
Provision for income taxes	294	225	878	675

Net income (loss)	$509	$(584)	$1,521	$(368)

Net income (loss) per common share:
Basic	$0.05	$(0.06)	$0.15	$(0.04)
Diluted	$0.05	$(0.06)	$0.14	$(0.04)
Shares used in computing net income (loss) per common share:
Basic	10,411	9,997	10,173	10,026
Diluted	11,001	9,997	10,746	10,026

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,521	$(368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets	1,055	1,051
Amortization of acquired intangible assets	371	494
Amortization of capitalized software development costs	202	100
Provisions for doubtful accounts	109	94
Foreign exchange losses	35	142
Write-off of assets due to restructuring activities	—	471
Other non-cash charges to income (loss)	8	80
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,132)	(787)
Inventories, prepaid expenses, and other current assets	577	476
Other assets	64	(174)
Accounts payable	(41)	457
Accrued expenses and other liabilities	180	(1,673)
Deferred revenue	479	1,107

Net cash provided by operating activities	3,428	1,470

Cash flows from investing activities:
Purchases of fixed assets	(1,032)	(1,004)
Capitalization of software development costs	(442)	(318)
Sales and maturities of marketable securities	12,340	(944)
Acquisition of businesses, net of cash acquired	(7,091)	(895)

Net cash provided by (used in) investing activities	3,775	(3,161)

Cash flows from financing activities:
Proceeds from collection of notes receivable from stockholder	—	16
Issuance of common stock	1,047	325
Repurchase of common stock	—	(909)

Net cash provided by (used in) financing activities	1,047	(568)

Effect of exchange rate changes on cash and cash equivalents	1,298	748

Net increase (decrease) in cash and cash equivalents	9,548	(1,511)
Cash and cash equivalents, beginning of period	38,320	47,634

Cash and cash equivalents, end of period	$47,868	$46,123

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

      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K. The June 30, 2003 Condensed Consolidated Balance Sheet was derived from the Company’s audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended March 27, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

      The Company’s fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth week of the reporting period.

2.	Stock Plans and Stock-based Employee Compensation

      A summary of the Company’s stock option activity follows:

	Three Months Ended

	March 27, 2004		March 29, 2003

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,795,167	$9.41	2,481,330	$9.35
Granted	111,300	11.94	6,900	6.95
Exercised	(149,187)	4.78	(3,379)	2.07
Canceled	(82,396)	8.98	(26,018)	13.44

Outstanding at end of period	2,674,884	$9.77	2,458,833	$9.31

Weighted average fair value of options granted		$7.98		$6.86

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended

	March 27, 2004		March 29, 2003

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,433,206	$9.33	1,618,975	$12.23
Granted	546,480	10.33	1,123,450	4.76
Exercised	(175,935)	4.47	(53,014)	0.70
Canceled	(128,867)	10.96	(230,578)	9.59

Outstanding at end of period	2,674,884	$9.77	2,458,833	$9.31

Options exercisable at end of period	1,334,580		779,203
Weighted average fair value of options granted		$7.10		$6.29
Options available for future grant	1,129,506

      The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of the grant. The Company has adopted the provisions of Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

      No compensation cost has been recognized for employee stock-based awards in the three-month and nine-month periods ended March 27, 2004 and March 29, 2003, respectively. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income (loss) would have been the pro forma amounts indicated in the table below.

	Three Months Ended		Nine Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income (loss) as reported	$509	$(584)	$1,521	$(368)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,130)	(1,373)	(3,434)	(4,147)

Pro forma net loss	$(1,621)	$(1,957)	$(1,913)	$(4,515)

Net income (loss) per share:
Basic — as reported	$0.05	$(0.06)	$0.15	$(0.04)
Basic — pro forma	$(0.16)	$(0.20)	$(0.19)	$(0.45)
Diluted — as reported	$0.05	$(0.06)	$0.14	$(0.04)
Diluted — pro forma	$(0.16)	$(0.20)	$(0.19)	$(0.45)

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The fair value of each option granted during the periods presented below was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

Dividend yield	—	—	—	—
Volatility	86.7%	92.7%	89.2%	92.7%
Risk-free interest rate	3.1%	3.1%	3.0%	3.1%
Expected option life (in years)	4.5	5.1	4.7	5.1

3.     Net Income (Loss) Per Common Share

      The following table presents the calculation for both basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income (loss)	$509	$(584)	$1,521	$(368)

Weighted average shares used in computing net income (loss) per common share — basic	10,411	9,997	10,173	10,026

Effect of dilutive securities:
Stock options	590	—	573	—

Dilutive potential common shares	590	—	573	—

Weighted average shares used in computing net income (loss) per common share — diluted	11,001	9,997	10,746	10,026

Net income (loss) per common share — basic	$0.05	$(0.06)	$0.15	$(0.04)
Net income (loss) per common share — diluted	$0.05	$(0.06)	$0.14	$(0.04)

      Options to purchase 1,034,210 and 1,413,000 shares of common stock were not included in the calculation of diluted net income per share for the three and nine months ended March 27, 2004, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

      Options to purchase 2,674,884 and 2,458,833 shares of common stock were not included in the calculation of net loss per share for the three and nine months ended March 29, 2003, respectively, due to the net losses generated in those periods.

4.	Acquisition of American MSI Corporation

      On January 23, 2004, the Company acquired all of the outstanding stock of American MSI Corporation (“AMSI”), located in Moorpark, California, in exchange for $7.2 million in cash, of which $1.1 million was used to retire all of AMSI’s outstanding debt, and 349,288 shares of the Company’s common stock, valued at $4.4 million for accounting purposes or $12.57 per share. Of the shares issued, 146,864 were issued from

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

the Company’s existing treasury shares. In addition, the Company paid $293,000 of costs directly related to the acquisition. The Company believes the acquisition of AMSI will expand the breadth of the Company’s product offerings for the injection molding shop floor. For this reason, the purchase price exceeds the fair value of net tangible and intangible assets, resulting in goodwill. The results of AMSI have been included in the Company’s consolidated financial statements from the date of acquisition.

      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Certain of the acquired assets were intangible in nature, including the acquired customer base, developed technology, non-compete agreements and backlog of customer orders, the fair values of which were determined by a third-party appraiser using generally accepted valuation methodologies. The excess of the total purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill.

      On the date of acquisition, the purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$439
Accounts receivable	1,557
Inventories	867
Other current assets	44
Property and equipment	213
Customer base	560
Developed technology	1,000
Non-compete agreements	200
Backlog of customer orders	40
Long-term deferred tax assets	656
Goodwill	9,032

Total assets acquired	14,608
Current liabilities	(1,966)
Long-term deferred tax liabilities	(720)

$11,922

      The estimated useful lives of the acquired customer base, developed technology, non-compete agreements and backlog are 7 years, 7 years, 5 years and 6 months, respectively. No portion of the goodwill is expected to be deductible for tax purposes.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following summarized unaudited pro forma consolidated results of operations of the Company reflect the effect of the AMSI acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated at the beginning of the periods presented and should not be construed as representative of future results.

	Nine Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands except per
	share data)
Revenue	$38,345	$33,995
Net income (loss)	1,582	(862)
Net income (loss) per common share
Basic	$0.15	$(0.08)
Diluted	$0.14	$(0.08)

5.	Derivative Financial Instruments and Hedging Activities

      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

      At March 27, 2004, currency options and collars designated as hedging instruments with notional amounts of $1.5 million, $6.1 million and $641,000 to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. At March 27, 2004, the total fair values of all currency options and collars held by the Company of $196,000 and $147,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $64,000 were included in accumulated other comprehensive income. During the three-month and nine-month periods ended March 27, 2004, net losses of $19,000 and $136,000, respectively, were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and nine-month periods ended March 27, 2004, unrealized losses of $0 and $64,000, respectively, were recognized on the ineffective portion of the options and collars dedesignated as hedging instruments. As of March 27, 2004, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.

      At March 29, 2003, currency options and collars designated as hedging instruments with notional amounts of $2.5 million, $7.6 million and $1.9 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. During the first quarter of fiscal 2003, the Company discontinued hedge accounting for the excess portion of instruments that were used to hedge transactions considered no longer probable of occurring. At March 29, 2003, these instruments had notional amounts of $464,000, $922,000 and $110,000 to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively. At March 29, 2003, the total fair values of all currency options and collars held by the Company of $292,000 and $130,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $69,000 were included in accumulated other comprehensive income. During the three-month and nine-month periods ended March 29, 2003, losses of $50,000 and $112,000, respectively, were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and nine-month periods ended March 29, 2003, unrealized losses of $3,000 and net unrealized gains of $25,000, respectively, were recognized on the ineffective portion of the options and collars dedesignated as hedging instruments.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

6.	Acquired Intangible Assets

      Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology, non-compete agreements and customer order backlog. All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for these intangible assets. A portion of this amortization is included as a component of the Company’s cost of product revenue on the Condensed Consolidated Statement of Operations. A portion of the acquired intangible assets is recorded in the accounts of our French subsidiary and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date.

      The components of acquired intangible assets are as follows:

	March 27, 2004			June 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Acquired intangible assets:
Customer base	$986	$(221)	$765	$421	$(116)	$305
Developed technology	1,675	(681)	994	675	(533)	142
Backlog of customer orders	40	(13)	27	—	—	—
Non-compete agreements	1,411	(1,077)	334	1,205	(967)	238

Total	$4,112	$(1,992)	$2,120	$2,301	$(1,616)	$685

      The following table summarizes the expected remaining amortization of acquired intangible assets as of March 27, 2004:

Estimated
Amortization
Expense

(In thousands)
Fiscal Year
2004 (remainder)	$158
2005	432
2006	319
2007	314
2008	298
2009	246
2010	223
2011	130

Total future amortization expense	$2,120

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table describes changes to goodwill (in thousands):

	Nine Months Ended

	March 27, 2004	June 30, 2003

Beginning balance	$9,670	$8,790
Goodwill resulting from the acquisition of AMSI	9,032	842
Foreign exchange impact	24	38

Ending balance	$18,726	$9,670

7.	Software Development Costs

      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until commercial release of the software products.

      In the nine months ended March 27, 2004, the Company established technological feasibility of three additional products. Research and development costs of $220,000 were capitalized in the second fiscal quarter related to MPI 7.0 and Moldflow Manufacturing Solutions (“MMS”)/Production Monitoring 1.0, both of which were commercially released in December 2003. In addition, research and development costs of $222,000 were capitalized in the three months ended March 27, 2004 related to MMS 2.0, which has not yet been commercially released.

      A summary of capitalized software development costs follows:

	March 27,	June 30,
	2004	2003

	(In thousands)
Gross carrying amount	$1,713	$1,271
Less — accumulated amortization	(418)	(217)

Net carrying amount	$1,295	$1,054

      All such costs have been included as a component of other non-current assets in the Condensed Consolidated Balance Sheet and are being amortized to cost of product revenue over a five-year period, the estimated useful lives of the products.

8.	Comprehensive Income

      Comprehensive income is comprised of net income (loss) and other comprehensive income and losses. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands)
Net income (loss)	$509	$(584)	$1,521	$(368)
Other comprehensive income (loss):
Foreign currency translation adjustment	(156)	884	1,345	766
Changes in fair value of marketable securities, net of related tax effect	10	1	1	9
Changes in value of financial instruments designated as hedges, net of related tax effect	(14)	226	(91)	210

Other comprehensive income (loss)	(160)	1,111	1,255	985

Comprehensive income	$349	$527	$2,776	$617

9.	Restructuring Plans

January 2004 Plan

      In January 2004, the Company initiated a corporate restructuring plan (the “January 2004 plan”) related to its January 2004 acquisition of AMSI. The January 2004 plan included the termination of three employees from sales and management positions in the United States and Italy. As a result of the January 2004 plan, the Company recorded charges and related accruals of $508,000 in its third fiscal quarter of 2004. These charges were recorded as restructuring costs in the Company’s Condensed Consolidated Statement of Operations. All significant activities under the January 2004 plan were completed as of March 27, 2004.

      The following table presents the restructuring charges incurred, cash paid to settle the liability and the remaining liability included in accrued expenses in the Company’s Condensed Consolidated Balance Sheet (in thousands):

Employee
Severance
Costs

Restructuring charges	$508
Cash payments	(52)

Balance at March 27, 2004	$456

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

      As a result of the March 2003 plan, the Company recorded charges and related accruals of $584,000 in its third fiscal quarter of 2003. Of this charge, $179,000 related to the write-off of inventories and, as such, was

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

included as a component of the cost of product revenue. The remainder of the charge was recorded as a restructuring charge in the Company’s Condensed Consolidated Statement of Operations. All significant activities under the March 2003 plan were completed as of June 30, 2003.

      The following table presents the charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in the Company’s Condensed Consolidated Balance Sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off		Employee	Lease
	Write-off of	Intangible	of Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge in fiscal 2003	$179	$217	$75	$471	$79	$45	$22	$146

Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					31	—	—	31
Cash payments					(31)	—	—	(31)

Balance at March 27, 2004					$—	$—	$—	$—

April 2002 Plan

      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company’s operations and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of March 27, 2004 relate to long-term contractual obligations from facility commitments that will be paid over five years. The following table presents the balance of the accrued restructuring charges:

Accrued Lease
Termination
Costs

(In thousands)
Balance at June 30, 2003	$596
Cash payments	(76)
Foreign exchange impact	52

Balance at March 27, 2004	$572

10.	Credit Facilities

      In January 2004, the Company completed the renewal of its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires December 2, 2004, are substantially the same as those of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of March 27, 2004. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of March 27, 2004, the Company had employed $733,000 of the available borrowing base

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of March 27, 2004, there were no loans advanced against the facility, and the remaining available borrowing base was $4.3 million.

      Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of March 27, 2004.

      Certain subsidiaries of the Company have established other credit facilities totaling $207,000 with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against one of these facilities are secured by a $111,000 term deposit and the assets of an Australian subsidiary of the Company. There were no advances against these facilities as of March 27, 2004.

11.	Segment and Geographic Information

      The Company is engaged in one reportable industry segment: the development, marketing and support of software and enabling hardware products for the plastics part and mold design and manufacturing industry.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Geographic information regarding the Company’s operations follows:

	Three Months Ended		Nine Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

	(In thousands)
Revenue from unaffiliated customers:
Asia/ Australia:
Design Analysis Solutions products	$2,459	$2,257	$6,262	$5,009
Manufacturing Solutions products	44	25	52	74
Services	1,689	1,487	5,008	4,192

Total Asia/ Australia	4,192	3,769	11,322	9,275

Americas:
Design Analysis Solutions products	564	542	1,464	1,757
Manufacturing Solutions products	2,859	370	3,608	1,525
Services	1,719	1,476	4,722	4,361

Total Americas	5,142	2,388	9,794	7,643

Europe:
Design Analysis Solutions products	1,402	1,153	4,249	3,202
Manufacturing Solutions products	246	232	1,406	924
Services	2,308	1,931	6,661	5,656

Total Europe	3,956	3,316	12,316	9,782

Consolidated:
Design Analysis Solutions products	4,425	3,952	11,975	9,968
Manufacturing Solutions products	3,149	627	5,066	2,523
Services	5,716	4,894	16,391	14,209

Total consolidated	$13,290	$9,473	$33,432	$26,700

      Revenue from unaffiliated customers in Japan for the three months ended March 27, 2004 and March 29, 2003 was $2.8 million and $2.7 million (21% and 28% of total revenue), respectively. Revenue from unaffiliated customers in Japan for the nine months ended March 27, 2004 and March 29, 2003 was $7.4 million and $6.3 million (22% and 24% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	March 27,	June 30,
	2004	2003

	(In thousands)
Fixed assets, net:
Asia/ Australia	$1,852	$1,734
Americas	1,543	1,512
Europe	904	645

Total consolidated	$4,299	$3,891

      All of the net fixed assets included in the Americas are located in the United States.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

12.	Contingencies, Commitments and Guarantor Arrangements

      The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days to 2 years from the date of shipment or any longer period that may be required by local law.

      The following table describes changes to the warranty provision (in thousands):

	Nine Months Ended

	March 27,	March 29,
	2004	2003

Beginning balance	$42	$13
Additional accruals	5	31
Settlements and reductions	(30)	—
Liability assumed in acquisition of AMSI	189	—

Ending balance	$206	$44

13.	Recent Accounting Pronouncements

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

      However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 30. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

Business Overview

      Our primary business is the development, sale and support of software applications and enabling hardware for the design, engineering and manufacture of injection molded plastic parts. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some software is developed by commercial contractors. Historically, we categorized our products into two groups, Design Optimization Solutions and Manufacturing Solutions. Our Design Optimization Solutions allow a product designer or engineer to simulate the manufacture of a plastic part to determine the optimal part design and part/mold combination. Our Design Optimization Solutions include our Moldflow Plastics Insight (“MPI”) series for in-depth part and mold design and our Moldflow Plastics Advisers (“MPA”) series for part design and high-level mold design. Our Manufacturing Solutions deliver a complete collaborative manufacturing management system which provides production and process data for use in real-time business performance management and functions to automate the setup and control of the injection molding process. Our Manufacturing Solutions products are an integration of our existing Moldflow Plastics Xpert (“MPX”) product, our Shotscope product acquired from Branden Technologies in April 2003, and our CPI production monitoring system product introduced in January 2003 after our acquisition of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l.

      On January 23, 2004, we acquired all of the outstanding stock of American MSI Corporation (“AMSI”), located in Moorpark, California, for a total of $7.2 million in cash, of which $1.1 million was used to retire all of AMSI’s outstanding debt, and issuance of 349,288 shares of our common stock valued at $4.4 million. In addition, we paid $293,000 of costs directly related to the acquisition. AMSI is a leading solution provider of hot runner process control systems for the injection molding industry. Hot runners are a key element of sophisticated mold systems used in the manufacture of large components or molds with high cavitation typically used in industries such as automotive, packaging and medical instruments. Hot runner process control systems facilitate proper control of the temperature of the molten plastic, providing optimized feedback and extensive mold diagnostics and process data collection. We believe the acquisition of AMSI will expand the breadth of our product offerings for the injection molding shop floor.

      In conjunction with the acquisition, we announced our intention to reorganize our operations into two business units along our Design Optimization Solutions and Manufacturing Solutions product lines. In connection with this reorganization, we have renamed our Design Optimization Solutions as our Design Analysis Solutions business. The products and services provided by AMSI became part of the Manufacturing Solutions product line, effective the date of the acquisition.

      We sell our products and services internationally through our direct sales operations. We also sell through a network of distributors, manufacturers’ representatives, and value-added resellers and through distribution arrangements with developers of other design software products.

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

Results of Operations

      We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative manufacturing management systems and hot runner process control systems, and

•	services revenue derived from maintenance and support services related to our products, consulting, implementation, training and material testing.

      Product revenue. Our product revenue includes both license fees for our packaged software and product fees for our manufacturing management systems and hot runner process control systems. Typically, our customers pay an up-front, one-time fee for all of our products. For our packaged software products, the amount of the fee depends upon the number and type of software modules licensed and the number of the customers’ employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a “click-wrapped” software license agreement that is included as part of each customer’s installation process. For sales of our other packaged software products, we generally require a signed license agreement. For our manufacturing management and hot runner process control systems, the amount of the fee depends upon the number and type of software modules licensed with the system, if any, and the system’s hardware components. We generally require a signed license agreement for sales of our manufacturing management systems that have embedded software functionality. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs.

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

      Cost of product revenue. Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to intangible assets acquired in our acquisition of AMSI in January 2004.

      Cost of services revenue. Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting, implementation and training activities. Also included are costs of our material testing laboratories. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

      Research and development. We employ a development staff to create new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product’s release for commercial sale. In accordance with SFAS No. 86, research and development costs of $222,000 were capitalized in the three months ended March 27, 2004 related to MMS 2.0, a product not yet commercially released. In the nine months ended March 27, 2004, total costs of $442,000 were capitalized related to MMS 2.0 and other product releases. In the three and nine months ended March 29, 2003, costs of $148,000 and $318,000, respectively, were capitalized related to various product releases.

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

      Restructuring charges. In the third fiscal quarter of 2004, we incurred charges related to actions we took to restructure our business after our acquisition of AMSI. In the third fiscal quarter of 2003, we incurred charges related to actions we took to restructure our business after our acquisition of CPI. These actions and the related charges are more fully described in the section below titled, “Restructuring.”

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

      The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended

	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003

Revenue:
Product	57.0%	48.3%	51.0%	46.8%
Services	43.0	51.7	49.0	53.2

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product revenue	13.4%	8.8%	9.0%	8.1%
Cost of services revenue	11.0	3.4	9.0	3.3
Research and development	12.8	16.5	14.4	16.3
Selling and marketing	37.9	50.4	41.6	50.2
General and administrative	16.5	19.8	18.6	20.0
Restructuring charges	3.8	4.6	1.5	1.6
Amortization of acquired intangible assets	0.9	1.9	1.0	1.9

Total operating expenses	96.3	105.4	95.1	101.4

Income (loss) from operations	3.7	(5.4)	4.9	(1.4)
Interest income, net	2.4	2.8	2.6	3.1
Other income, net	(0.1)	(1.1)	(0.2)	(0.6)

Income (loss) before income taxes	6.0	(3.7)	7.3	1.1
Provision for income taxes	2.2	2.4	2.6	2.6

Net income (loss)	3.8%	(6.1)%	4.7%	(1.5)%

Three Months Ended March 27, 2004 compared to Three Months Ended March 29, 2003

Revenue

      Total revenue increased 40%, or $3.8 million, to $13.3 million for the three months ended March 27, 2004, from $9.5 million for the three months ended March 29, 2003. On a constant currency basis, which excludes the impact of changes in foreign currency exchange rates from those of the previous year, total revenue increased approximately 30%. Total revenue for the third fiscal quarter of 2004 included $2.4 million of hot runner process control systems and services, a result of our January 2004 acquisition of AMSI.

      The following table sets forth our total revenue by geographic region for the third quarter of fiscal 2004 and 2003:

	Three Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands)
Revenue:
Asia/ Australia	$4,192	$3,769
Americas	5,142	2,388
Europe	3,956	3,316

Total	$13,290	$9,473

	Three Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands)
Percentage of total revenue:
Asia/ Australia	31%	40%
Americas	39	25
Europe	30	35

Total	100%	100%

      Revenues from sales of AMSI products and services were generated primarily in the Americas, and accordingly, the percentage of our revenues coming from the Americas region was significantly higher in the third quarter of fiscal 2004 than in the same period of fiscal 2003.

      Product revenue. Product revenue increased 65%, or $3.0 million, to $7.6 million for the three months ended March 27, 2004, from $4.6 million for the three months ended March 29, 2003. On a constant currency basis, product revenue increased approximately 55%. The following table sets forth our product revenue by product group and geography for the third quarter of fiscal 2004 and 2003:

	Three Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands, except for
	percentage data)
Asia/ Australia product revenue:
Design Analysis Solutions	$2,459	$2,257
Manufacturing Solutions	44	25

Total	2,503	2,282

Americas product revenue:
Design Analysis Solutions	564	542
Manufacturing Solutions	2,859	370

Total	3,423	912

Europe product revenue:
Design Analysis Solutions	1,402	1,153
Manufacturing Solutions	246	232

Total	1,648	1,385

Total product revenue:
Design Analysis Solutions	4,425	3,952
Manufacturing Solutions	3,149	627

Total	$7,574	$4,579

Percentage of total product revenue:
Design Analysis Solutions	58%	86%
Manufacturing Solutions	42	14

Total	100%	100%

      Product revenue from Design Analysis Solutions increased 12%, or $473,000, to $4.4 million for the three months ended March 27, 2004 from $4.0 million for the three months ended March 29, 2003. The increase in Design Analysis Solutions product revenue was primarily a result of strength in our Asia Pacific and European markets, particularly in Japan, France and Germany. Our third fiscal quarter coincides with the fiscal year end of many Japanese companies, which is historically when these companies make capital investments in equipment to prepare for the start of their next fiscal year, which we believe results in increased sales of our Design Analysis

Solutions. In mid-December 2003, we released MPA version 7.0, which introduced new complementary add-on modules to our previous MPA product. We believe that this product release has increased the appeal of the product to a broader base of engineers, resulting in increased sales in our third fiscal quarter of 2004.

      Product revenue from Manufacturing Solutions increased $2.5 million to $3.1 million for the three months ended March 27, 2004, from $627,000 for the three months ended March 29, 2003. The increase in Manufacturing Solutions product revenue from the Americas in the third quarter of fiscal 2004 was primarily a result of our acquisition of AMSI, which added $2.2 million of product revenue from sales of the Altanium hot runner process control systems and related ancillary hardware. Product revenue from other Manufacturing Solutions increased 44%, or $278,000, to $905,000 for the three months ended March 27, 2004, from $627,000 for the three months ended March 29, 2003, primarily a result of strengthening economic conditions in the United States.

      We added 111 new customers in the third quarter of fiscal 2004, compared to 77 new customers in the same period of fiscal 2003. Sales to new customers represented 31% of total product revenues in the third quarter of fiscal 2004, compared to 40% in the same period of fiscal 2003. We sold 188 seats of Design Analysis Solutions products in the third quarter of fiscal 2004, compared to 130 seats in the corresponding period of fiscal 2003. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

      Services revenue. Services revenue increased 17%, or $822,000, to $5.7 million for the three months ended March 27, 2004, from $4.9 million for the three months ended March 29, 2003. On a constant currency basis, service revenue increased approximately 8%, over the same period last year. This increase was primarily in the sale of maintenance contracts, which is the result of growth in our customer base arising from product license sales. Services revenue from the third fiscal quarter of 2004 included approximately $200,000 in repair and other service billings from the acquired AMSI business.

      No customer accounted for more than 10% of our total revenue during the three-month periods ended March 27, 2004 and March 29, 2003.

Costs and Expenses

      Cost of product revenue. The cost of product revenue increased 114%, or $949,000, to $1.8 million for the three months ended March 27, 2004, from $829,000 for the three months ended March 29, 2003. Increased hardware and direct material costs of $1.1 million related to our Manufacturing Solutions products and increased amortization expense of $60,000, related to capitalized software development costs and intangible assets acquired in the purchase of AMSI, were partially offset by the impact of a redirection of some employees to post-sales support activities which are included in the cost of services revenue. We expect that sales of manufacturing solutions will continue to represent a significant portion of our product revenue. Since these products include hardware components, we expect that our cost of product revenue will increase to be a more significant component of our operating expenses relative to the level of these costs in prior periods.

      On the date of its acquisition, AMSI had approximately $198,000 of open sales orders related to shipments in-transit to customers. As the earning process was not yet complete, the value of these orders was recorded as deferred revenue on the date of acquisition, with an equal amount recorded as inventory. The corresponding product revenue and cost of product revenue was recorded in our third fiscal quarter of 2004 upon completion of delivery to the customers. As a result, no gross margin in respect of these sales was included in our reported results of operations.

      Cost of services revenue. Our cost of services revenue increased 351%, or $1.1 million, to $1.5 million for the three months ended March 27, 2004, from $323,000 for the three months ended March 29, 2003. The increase reflects the impact of organizational changes to redirect technical staff from research and development, sales and cost of product revenue to our post-sales and implementation groups, the costs of which are included in cost of services revenue. These implementation resources were expanded as a result of the increased requirements to provide technical assistance to the growing customer base for our Manufacturing Solutions products. To enhance the benefits realized by our customers from the purchase of our solutions, we provide services including the training of customer personnel, data conversion and building of interfaces to other plant and business management systems. Accordingly, as sales of our Manufacturing Solutions products increase, we anticipate that our cost of service revenue will increase when compared with previous periods. The impact of the acquisition of AMSI on the cost of services revenue was not significant.

      Research and development. Research and development expenses increased 8%, or $128,000, to $1.7 million for the three months ended March 27, 2004, from $1.6 million for the three months ended March 29, 2003. The increase is primarily attributable to increased compensation expense, which resulted from the combination of several factors, including the impact of changes in foreign currency exchange rates and annual salary increases which took effect in October. These increases were partially offset by the capitalization of software development costs in accordance with SFAS No. 86, which was higher than the corresponding period in fiscal 2003 by $74,000.

      Selling and marketing. Selling and marketing expenses increased 5%, or $260,000 to $5.0 million for the three months ended March 27, 2004, from $4.8 million for the three months ended March 29, 2003 due to increased employee compensation costs resulting from higher commission expense on increased sales and our annual salary adjustments for our staff, and additional travel and promotional activities. These increases were partially offset by the impact of the aforementioned redirection of resources to customer support and implementation activities, which reduced selling and marketing expenses by $562,000 as compared to the prior period and increased cost of services revenue by a corresponding amount.

      General and administrative. General and administrative expenses increased 17%, or $310,000, to $2.2 million for the three months ended March 27, 2004, from $1.9 million for the three months ended March 29, 2003. The increase was primarily due to increased compensation expense, resulting from our annual salary increases for our staff and changes in foreign currency exchange rates and increased professional service fees, including the cost of audit, tax, and other accounting services. In addition to these ongoing expenses, we incurred expenses of $130,000 in connection with preparation for, and compliance with, the requirements of the Sarbanes-Oxley Act in the three months ended March 27, 2004. A significant portion of these expenses were a result of first-year implementation activities related to the requirement that companies certify, and the independent auditors audit and attest to a system of internal controls. Our estimates of the total costs of compliance, a portion of which was expensed during our third quarter of fiscal 2004, are subject to further revision. We anticipate, however, that these costs will continue to be significant over the remainder of our fiscal year and during our next fiscal year.

      Restructuring charges. In the third fiscal quarter of 2004, we incurred charges related to actions we took to restructure our business after our acquisition of AMSI. In the third fiscal quarter of 2003, we incurred charges related to actions we took to restructure our business after our acquisition of CPI. These actions and the related charges are more fully described in the section below titled, “Restructuring.”

      Amortization of acquired intangible assets. Amortization expense decreased 28%, or $50,000, to $126,000 for the three months ended March 27, 2004, from $176,000 for the three months ended March 29, 2003. The decrease was primarily a result of our March 2003 restructuring plan that included the write-off of certain intangible assets that were acquired in our purchase of Branden Technologies in March 2001. The reduction of amortization expense resulting from this write-off was partially offset by amortization of intangible assets acquired in the January 2004 acquisition of AMSI.

      Interest income, net. Interest income, net increased 22%, or $58,000, to $321,000 for the three months ended March 27, 2004 from $263,000 for the three months ended March 29, 2003. The increase is a result of greater returns on cash equivalents held by our Australian subsidiary.

      Other income (loss), net. Other income (loss) net, was a loss of $18,000 for the three months ended March 27, 2004, compared to a loss of $106,000 for the three months ended March 29, 2003. This smaller net loss was primarily due to gains arising from our foreign exchange hedging activities for the three months ended March 27, 2004, while hedge losses were incurred during the three months ended March 29, 2003.

      Provision for income taxes. The provision for income taxes increased 31%, or $69,000, to $294,000 for the three months ended March 27, 2004, from $225,000 for the three months ended March 29, 2003, primarily a result of higher income before income taxes. In 2004, our effective annual income tax rate is estimated to be 37% of income before income taxes. The expected annual income tax rate of 37% in 2004 is higher than the U.S. statutory income tax rate due principally to the effect of income taxes levied at the state level, the tax impact of net operating losses for which no financial statement benefit may be recorded currently, and permanent differences between the deductibility of certain items for book and tax accounting purposes, offset, in part, by the impact of differences in tax rates on income earned in foreign jurisdictions. Our estimated effective annual income tax rate of 37% for 2004 is lower than the actual effective income tax rate for the comparable period of the prior year due primarily to the effect, in the prior year, of taxable income in certain jurisdictions that was not offset in the financial statement income tax provision by losses in other jurisdictions.

Nine Months Ended March 27, 2004 compared to Nine Months Ended March 29, 2003

Revenue

      Total revenue increased 25%, or $6.7 million, to $33.4 million for the nine months ended March 27, 2004, from $26.7 million for the nine months ended March 29, 2003. On a constant currency basis, which excludes the impact of changes in foreign exchange rates from those of the previous year, total revenue increased approximately 16%. Total revenue for the nine months ended March 27, 2004 included $2.4 million of hot runner process control systems and services, a result of our January 2004 acquisition of AMSI.

      The following table sets forth our total revenue by geographic region for the first nine months of fiscal 2004 and 2003:

	Nine Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands)
Revenue:
Asia/ Australia	$11,322	$9,275
Americas	9,794	7,643
Europe	12,316	9,782

Total	$33,432	$26,700

Percentage of total revenue:
Asia/ Australia	34%	35%
Americas	29	28
Europe	37	37

Total	100%	100%

      Product revenue. Product revenue increased 36%, or $4.5 million to $17.0 million for the nine months ended March 27, 2004, from $12.5 million for the nine months ended March 29, 2003. On a constant currency basis, product revenue increased approximately 26%. The following table sets forth our product revenue by product group and geography for the first three quarters of fiscal 2004 and 2003:

	Nine Months Ended

	March 27,	March 29,
	2004	2003

	(In thousands, except
	for percentage data)
Asia/ Australia product revenue:
Design Analysis Solutions	$6,262	$5,009
Manufacturing Solutions	52	74

Total	6,314	5,083

Americas product revenue:
Design Analysis Solutions	1,464	1,757
Manufacturing Solutions	3,608	1,525

Total	5,072	3,282

Europe product revenue:
Design Analysis Solutions	4,249	3,202
Manufacturing Solutions	1,406	924

Total	5,655	4,126

Total product revenue:
Design Analysis Solutions	11,975	9,968
Manufacturing Solutions	5,066	2,523

Total	$17,041	$12,491

Percentage of total product revenue:
Design Analysis Solutions	70%	80%
Manufacturing Solutions	30	20

Total	100%	100%

      Product revenue from Design Analysis Solutions increased 20%, or $2.0 million, to $12.0 million for the nine months ended March 27, 2004, from $10.0 million for the nine months ended March 29, 2003. The increase was primarily due to increased sales in Japan, France, and Germany, a result of strengthening economies in those regions and our introduction of new product modules in the MPA product that have created a broader base of potential customers for these products and an opportunity to sell additional modules to existing MPA customers. Product revenue from Manufacturing Solutions increased $2.5 million to $5.1 million for the nine months ended March 27, 2004, from $2.5 million for the nine months ended March 29, 2003. The increase was primarily a result of our acquisition of AMSI, which added $2.2 million of product revenue in the Americas region.

      We added 335 new customers in the nine months ended March 27, 2004, compared to 231 new customers in the same period of fiscal 2003. Sales to new customers represented 35% of total product revenues in the nine months ended March 27, 2004, compared to 38% in the same period of fiscal 2003. We sold 437 seats of Design Analysis Solutions products in the nine months ended March 27, 2004, compared to 316 seats in the corresponding period of fiscal 2003. Pricing of individual products within these product families can vary greatly, and the mix of products sold during a given period can significantly impact our average sales price per seat. As such, we do not believe that average sales prices per seat provide a meaningful measure of our business.

      Services revenue. Services revenue increased 15%, or $2.2 million, to $16.4 million for the nine months ended March 27, 2004, from $14.2 million for the nine months ended March 29, 2003. On a constant currency basis, service revenue increased approximately 7%. This increase was primarily in the sale of maintenance contracts, which is the result of growth in our customer base arising from product license sales. Service revenue from the acquired AMSI business in the nine month period ended March 27, 2004 was approximately $200,000.

      No customer accounted for more than 10% of our total revenue during the nine-month periods ended March 27, 2004 and March 29, 2003.

     Costs and Expenses

      Cost of product revenue. The cost of product revenue increased 40%, or $857,000, to $3.0 million for the nine months ended March 27, 2004, from $2.2 million for the nine months ended March 29, 2003. Increased hardware and direct material costs of $1.0 million related to our Manufacturing Solutions products and increased amortization expense of $99,000 related to capitalized software development costs and intangible assets acquired in the purchase of AMSI were partially offset by the impact of a redirection of some employees to post-sales support activities which are included in the cost of services revenue.

      On the date of its acquisition, AMSI had approximately $198,000 of open sales orders related to shipments in-transit to customers. As the earning process was not yet complete, the value of these orders was recorded as deferred revenue on the date of acquisition, with an equal amount recorded as inventory. The corresponding product revenue and cost of product revenue was recorded in our nine months ended March 27, 2004 upon completion of delivery to the customers. As a result, no gross margin in respect of these sales was included in our reported results of operations.

      Cost of services revenue. Our cost of services revenue increased 241%, or $2.1 million, to $3.0 million for the nine months ended March 27, 2004, from $886,000 for the nine months ended March 29, 2003. The increase reflects the impact of organizational changes to redirect technical staff during the last nine months from research and development, sales and cost of product revenue to our post-sales and implementation groups, the costs of which are included in cost of services revenue.

      Research and development. Research and development expenses increased 11%, or $482,000, to $4.8 million for the nine months ended March 27, 2004, from $4.3 million for the nine months ended March 29, 2003. The increase is primarily attributable to increased compensation expense which resulted from the combination of several factors, including the impact of changes in foreign currency exchange rates, our annual salary increases which took effect in October, and development staff added in our January 2003 acquisition of CPI. These increases were partially offset by the capitalization of software development costs in accordance with SFAS No. 86, which was higher than the corresponding period of fiscal 2003 by $99,000.

      Selling and marketing. Selling and marketing increased 4%, or $516,000, to $13.9 million for the nine months ended March 27, 2004, from $13.4 million for the nine months ended March 29, 2003. The increase was a result of a $1.0 million increase in employee compensation costs resulting from increased sales and annual salary adjustments, additional travel expenses and a $283,000 increase in marketing spending . These increases were partially offset by the impact of our redirection of resources to customer support and implementation activities, which is included in cost of services revenue, which reduced our selling and marketing expenses by $813,000 as compared to the prior period and increased cost of services revenue by a corresponding amount.

      General and administrative. General and administrative expenses increased 17%, or $888,000, to $6.2 million for the nine months ended March 27, 2004, from $5.3 million for the nine months ended March 29, 2003. The increase was primarily due to increased compensation expense, changes in foreign currency exchange rates and increased professional service fees, including the cost of audit, tax, Sarbanes-Oxley compliance and preparation costs, and other accounting services. In addition to these ongoing expenses, in the nine months ended March 27, 2004, we incurred professional service fees of $346,000 for advice and assistance in connection with an inquiry and review of prior years’ tax filings of a foreign subsidiary of the

Company. The review by the relevant taxing authority is ongoing and we expect that we will continue to incur expenses related to this matter in future quarters. No claim or assessment has been asserted by the taxing authority to date and we are not able to predict the final outcome of the review. Accordingly, no provision for additional tax exposure related to this matter has been recorded in the consolidated financial statements as of March 27, 2004.

      Restructuring charges. In the nine months ended March 27, 2004, we incurred charges related to actions we took to restructure our business after our acquisition of AMSI. In the nine months ended March 29, 2003, we incurred charges related to actions we took to restructure our business after our acquisition of CPI. These actions and the related charges are more fully described in the section below titled, “Restructuring.”

      Amortization of acquired intangible assets. Amortization expense decreased 30%, or $147,000, to $347,000 for the nine months ended March 27, 2004, from $494,000 for the nine months ended March 29, 2003. The decrease was primarily a result of our March 2003 restructuring plan that included the write-off of certain intangible assets that were acquired in our purchase of Branden Technologies in March 2001. The reduction of amortization expense resulting from this write-off was partially offset by amortization of intangible assets acquired in the January 2004 acquisition of AMSI.

      Interest income, net. Interest income, net increased 5%, or $45,000, to $879,000 for the nine months ended March 27, 2004 from $834,000 for the nine months ended March 29, 2003.

      Other income (loss), net. Other income (loss), net decreased 69%, or $116,000, to a smaller loss of $52,000 for the nine months ended March 27, 2004, from a loss of $168,000 for the nine months ended March 29, 2003.

      Provision for income taxes. The provision for income taxes increased 30%, or $203,000, to $878,000 for the nine months ended March 27, 2004, from $675,000 for the nine months ended March 29, 2003, primarily a result of higher income before income taxes. In 2004, our effective annual income tax rate is estimated to be 37% of income before income taxes. The expected annual income tax rate of 37% in 2004 is higher than the U.S. statutory income tax rate due principally to the effect of income taxes levied at the state level, the tax impact of net operating losses for which no financial statement benefit may be recorded currently, and permanent differences between the deductibility of certain items for book and tax accounting purposes, offset, in part, by the impact of differences in tax rates on income earned in foreign jurisdictions. Our estimated effective annual income tax rate of 37% for 2004 is lower than the actual effective income tax rate for the comparable period of the prior year due primarily to the effect in the prior year, of taxable income in certain jurisdictions that was not offset in the financial statement income tax provision by losses in other jurisdictions.

Liquidity and Capital Resources

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of March 27, 2004, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $47.9 million, our marketable securities balance of $1.5 million and our credit facilities. In January 2004, we renewed our primary $5.0 million, unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. At March 27, 2004, we had employed $733,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.3 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of March 27, 2004, we had no outstanding debt.

      At March 27, 2004, our marketable securities consisted of corporate bonds with maturities in excess of three months but less than one year. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 27, 2004, we were in compliance with this policy.

      Operating activities of the nine months ended March 27, 2004 generated $3.4 million of net cash. This was a result of our net income, adjusted for certain non-cash charges and expenses, such as depreciation and amortization, which added $3.3 million of net cash. In addition, net cash of $641,000 was provided by decreases in current and non-current assets, net cash of $180,000 was provided by increases in accrued expenses and net cash of $479,000 was provided by increased deferred revenue balances. Many of our European and Japanese customers renew their existing maintenance and support contracts in January and April. This timing contributes to a seasonal increase in deferred revenue in our third fiscal quarter which, in turn, increases our cash generated from operations. All such items were partially offset by increases in accounts receivable balances and decreases in accounts payable balances, which used cash of $1.1 million and $41,000, respectively.

      Net cash provided by investing activities was $3.8 million for the nine months ended March 27, 2004. Cash of $12.3 million was generated from the proceeds of sales and maturities of our marketable securities. This increase in cash was partially offset by $7.1 million of cash used to acquire AMSI, net of cash acquired, our purchases of $1.0 million of fixed assets and capitalization of $442,000 of software development costs.

      Net cash of $1.0 million was provided by financing activities during the nine months ended March 27, 2004. This cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan.

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

      We do not have any special purpose entities or off-balance sheet financing arrangements. Our cash commitments, as disclosed in Note 18 to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended June 30, 2003, have not changed significantly.

Restructuring

January 2004 Plan

      In January 2004, we initiated a corporate restructuring plan (the “January 2004 plan”) related to our January 2004 acquisition of AMSI. The January 2004 plan included the termination of three employees from sales and management positions in the United States and Italy. As a result of the January 2004 plan, we recorded charges and related accruals of $508,000 in our third fiscal quarter of 2004. These charges were recorded as restructuring costs in our Condensed Consolidated Statement of Operations. All significant activities under the January 2004 plan were completed as of March 27, 2004.

      The following table presents the restructuring charges incurred, cash paid to settle the liability and the remaining liability included in accrued expenses in our Condensed Consolidated Balance Sheet (in thousands):

Employee
Severance
Costs

Restructuring charges	$508
Cash payments	(52)

Balance at March 27, 2004	$456

March 2003 Plan

      In March 2003, we initiated a corporate restructuring plan (the “March 2003 plan”) related to our January 2003 acquisition of Côntrole de Processus Industriels s.a.r.l. (“CPI”). The March 2003 plan included the involuntary termination of four technical employees and a reduction of space at a leased facility, related to the integration of CPI’s operations. In addition, the March 2003 plan included the write-off of inventories and other assets and certain intangible assets originally acquired in the purchase of Branden Technologies in fiscal 2001, which were deemed impaired by the acquisition of a similar product in connection with the CPI transaction.

      As a result of the March 2003 plan, we recorded charges and related accruals of $584,000 in our third fiscal quarter of 2003. Of this charge, $179,000 related to the write-off of inventories and, as such, was included as a component of the cost of product revenue. The remainder of the charge was recorded as a restructuring charge in our Condensed Consolidated Statement of Income. All significant activities under the March 2003 plan were completed as of June 30, 2003.

      The following table presents the charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in our Condensed Consolidated Balance Sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off		Employee	Lease
	Write-off of	Intangible	of Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge in fiscal 2003	$179	$217	$75	$471	$79	$45	$22	$146

Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					31	—	—	31

Cash payments					(31)	—	—	(31)

Balance at March 27, 2004					$—	$—	$—	$—

     April 2002 Plan

      In April 2002, we enacted a corporate restructuring plan (the “April 2002 plan”) to resize our operations and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, we recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of March 27, 2004 relate to long-term contractual obligations from facility commitments that will be paid over five years. The following table presents the balance of the accrued restructuring charges:

Accrued Lease
Termination
Costs

(In thousands)
Balance at June 30, 2003	$596
Cash payments	(76)
Foreign exchange impact	52

Balance at March 27, 2004	$572

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on its financial position or results of operations.

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

      The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. We recently completed the acquisition of AMSI, a provider of hot runner process control systems, with products focused solely on the manufacturing market. In connection with this acquisition, we reorganized our business into two strategically focused business units, one focused on Design Analysis Solutions products and one on Manufacturing Solutions products. This change in organizational structure may lead to disruption in our business operations, as we have begun to split our direct sales into product-specific sales forces, which will be reporting directly to the responsible business unit leader. In addition, the Company’s executive vice president of sales resigned from the Company and the transition of the sales force may cause disruption in our selling cycles and have a material adverse effect on our results of operations. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because these products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Further, our acquisition of AMSI may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology into our product platform. Our Manufacturing Solutions business unit will be managed by the former chief executive officer and sole stockholder of AMSI and our ability to successfully integrate the AMSI business will be dependent on our ability to retain this employee.

A general economic slowdown, particularly in our end markets, may impact our results.

      The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries experienced severe economic declines which significantly and adversely affected our business in fiscal 2002 and 2003. While general economic trends have improved in some geographic markets, a revived or continued general economic slowdown in these or other markets will materially and adversely affect us by decreasing our revenue as compared to prior years, or by lowering our revenue growth.

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

      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide as sales of our Manufacturing Solutions products and our services will result in lower gross margins and may result in a longer selling cycle, which effect may be more significant following the acquisition of AMSI, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis Solutions products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	currency fluctuations, and

•	timing and integration of acquisitions, particularly the acquisition of AMSI which will require time and focus by our management team and may lead to disruptions in our business.

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

      In January 2004 we acquired American MSI Corporation, a privately held company specializing in development and sale of hot runner process control systems for the plastics processing industry. Further, we may engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. In connection with our acquisition of AMSI and future mergers or acquisitions, if any, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We will have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, the acquisition of AMSI or another business may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that failed to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

If we become subject to intellectual property infringement claims, we could incur significant expenses and we could be prevented from offering specific products or services.

      Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, our Manufacturing Solutions products require interaction with an injection molding machine, the use and technology of which are subject to a wide variety of worldwide patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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

Disruption of operations at our development or manufacturing facilities could interfere with our product development and production cycles.

      A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and Europe. Further, following our acquisition of AMSI, we manufacture the hardware components of our hot runner process control products at our facility in Moorpark, California. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at any of these sites could severely disrupt our product development and operations.

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

      The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility since we have been a public company. Many factors may cause the market price for our common stock to decline, including:

•	revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter,

•	downward revisions in securities analysts’ estimates or changes in general market conditions,

•	changes in our senior management personnel,

•	distribution or sale of shares of our common stock by insiders or affiliated persons, including the shares received by the selling stockholder in connection with the acquisition of AMSI, a portion of which have been registered for resale on Form S-3 and could therefore be sold at any time,

•	technological innovations by competitors or in competing technologies,

•	a decrease in the demand for our common stock,

•	investor perception of our industry or our prospects, and

•	general technology or economic trends.

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

      We make significant estimates in determining our worldwide income tax provision. These estimates are subject to many transactions, calculations and proceedings where the ultimate tax outcome is uncertain. These proceedings currently include customary inquiry activities by various taxing authorities, including an ongoing inquiry and review of prior years’ tax filings of one of our foreign subsidiaries. To date, no claim or assessment has been asserted by the taxing authority and we are not able to predict the final outcome of the review. Accordingly, no provision for additional tax exposure related to this matter has been recorded in the consolidated financial statements as of March 27, 2004. Although we believe that our estimates are reasonable, the final outcome of tax matters and proceedings could be different than the estimates reflected in the historical income tax provision and accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made.

We are dependent on distributors to distribute a substantial portion of our Manufacturing Solutions products.

      Following the acquisition of AMSI, we now distribute a substantial portion of our Manufacturing Solutions products through a network of independent, regional channel partners. The channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we will be highly dependent on the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and to support a larger installed base of our products following the acquisition of AMSI by Moldflow. If the channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

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

      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 27, 2004, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (c) Recent Sales of Unregistered Securities

(a) On January 23, 2004, Moldflow Corporation issued 349,288 shares of its common stock, par value $0.01 per share (the “Securities”), to the Timothy and Deborah Triplett Family Trust (the “Stockholder”) as partial consideration for the acquisition of all of the outstanding stock of American MSI Corporation.

(b) See (a) above.

(c) See (a) above.

(d) The Stockholder was an “accredited investor” as that term is defined in Regulation D of the Securities Act of 1933 (the “Securities Act”), as amended and the Securities were issued in reliance on the exemption from registration set forth in Section 4 of the Securities Act.

(e) Not applicable.

(f) Not applicable.

      (e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. To date, the Company reacquired 244,165 shares for $1.4 million, at an average cost of $5.62 per share. The Company did not make any purchases of its common stock during the fiscal quarter ended March 27, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.2	*	Agreement and Plan of Merger by and among Moldflow Corp., MF Merger Sub I, Inc., American MSI Corp., the Timothy and Deborah Triplett Family Trust, Timothy L. Triplett and Deborah A. Triplett dated January 23, 2004.
10.40	*	Employment Agreement, dated January 23, 2004 between Moldflow Corporation and Timothy Triplett.
10.48	*	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan, effective as of January 22, 2004.
10.49	*	Loan Modification Agreement, dated January 15, 2004, between Silicon Valley Bank and Moldflow Corporation.
31.1		Certification of Principal Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.

** This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1934 or the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K

      On April 22, 2004, the Company filed a Form 8-K disclosing the financial results for the fiscal quarter and nine months ended March 27, 2004.

      On January 26, 2004, the Company filed a Form 8-K disclosing the acquisition of American MSI Corporation, the resignation of Richard Underwood, the Company’s Executive Vice President of Sales, and the financial results for the fiscal quarter and six months ended December 27, 2003.

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

Date: May 7, 2004