Form 10-K
period 2004-06-30
MOLDFLOW CORP
filed 2004-09-10
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2004

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

Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of our voting and non-voting common stock held by non-affiliates is $91,851,652 based on the last reported sale price of our common stock on The Nasdaq Stock Market on December 27, 2003. On September 8, 2004, there were 10,636,200 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MOLDFLOW CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2004

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 31. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

      References to “we,” “us,” “our” and similar pronouns refer to Moldflow Corporation and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

      Our business is focused on providing software and hardware solutions for the optimization and automation of plastics-focused manufacturing. We develop, market and support a broad range of computer aided engineering software applications, manufacturing execution software with hardware solutions and hot runner process controllers to help manufacturers around the world improve their design-to-manufacture process. Our solutions enable our customers to speed their products to market, decrease manufacturing costs, improve production through greater reliability and quality, and reduce costly design and manufacturing errors. Our products are complemented by our experienced services and technical support organizations, as well as resellers, manufacturers’ representatives and other strategic partners who provide consulting and ancillary product offerings to customers worldwide.

      Historically, our core business focus has been to provide design analysis solutions to customers in the plastic injection molding industry through our flagship Moldflow Plastics Insight and Moldflow Plastics Advisers analysis software products. Today, our development efforts are focused on creating tools that improve the entire span of product development through manufacture for injection molded plastic parts, including our Manufacturing Solutions products, designed to interact more closely with the production process on the manufacturing shop floor. We believe we have the widest and most advanced range of software solutions and proprietary technology to address the problems that arise in each phase of the process of designing and manufacturing injection molded plastic parts.

      Late in fiscal 2004, we reorganized our operations into two business units, the Design Analysis Solutions business unit and the Manufacturing Solutions business unit, which are strategically focused along the lines of our product groups and end-user markets. This change enhanced our management focus on expanding the growth opportunities of each of our product lines by creating an organizational structure in which our growth objectives and our management’s responsibilities and incentives are more closely aligned. Prior to that reorganization, we operated as a single business segment with two product lines. The products now grouped in the Design Analysis Solutions business unit have historically been the source of the majority of the Company’s revenue, and these products represented 78% of total revenue in fiscal 2004. Our segment financial information is reported in Note 20 of our consolidated financial statements.

Available Information

      Our website is located at www.moldflow.com. We make available, free of charge, in the section captioned “Investors — SEC Filings,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov. Information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Business Acquisition

      On January 23, 2004, we acquired all of the outstanding stock of American MSI Corporation (“AMSI”) for $7.2 million in cash, of which $1.1 million was used to retire all of AMSI’s outstanding debt, and the issuance of 349,288 shares of our common stock valued at $4.4 million on the date of acquisition. In addition, we paid $293,000 of costs directly related to the acquisition. AMSI was a leading solution provider of hot runner process controllers for the injection molding industry and we have integrated the business operations and products of AMSI into our Manufacturing Solutions business unit. The results of AMSI’s operations have been included in our consolidated financial statements from the date of acquisition.

Our Products

      Participants in all aspects of the injection molded plastic product creation process, including part designers, mold designers, manufacturing engineers and machine operators, use our products. Our products provide functionality across a broad spectrum of the plastics design-to-manufacturing process. We have categorized our product offerings into two distinct groups, Design Analysis Solutions and Manufacturing Solutions, which align with our business units. Our Design Analysis Solutions (“DAS”) products help part and mold designers and plastics engineers eliminate much of the guesswork involved in the design of parts and molds and help them design products that will be manufactured at lower cost and correctly the first time, while our Manufacturing Solutions (“MS”) products allow manufacturing professionals to monitor, control and optimize their manufacturing processes and production equipment.

Design Analysis Solutions Products

      We believe our Design Analysis Solutions are the world’s most widely used computer-aided engineering (CAE) products in the plastics injection molding industry because they address the broadest range of manufacturing issues and design geometry types. Our solutions consist of a scalable set of products with capabilities that include entry level part and mold design validation as well as in-depth design and process optimization, allowing users to achieve optimal time to market and part quality at the lowest possible cost.

     Moldflow Plastics Advisers®

      Our Moldflow Plastics Advisers (“MPA”) series provides part and mold designers with applications that permit them to quickly check the ultimate manufacturability of their designs at an early stage in the design process. Our most recent release of Moldflow Plastics Advisers, release 7.0, began shipping to customers in December 2003. The MPA series consists of three products:

Part AdviserTM is a user-friendly application which enables product designers without expertise in designing plastic parts to address key manufacturing concerns in the preliminary design stage. Part Adviser offers practical advice for the broad range of problems it identifies without the need to consult with engineers who specialize in plastic part design. Part designers are able to receive rapid feedback on the extent to which a number of factors, including modifications such as part geometry, material selection or plastic fill locations, affect the manufacturability of a plastic part. In addition, Part Adviser facilitates design collaboration by enabling the designer to create reports which can be instantly shared with fellow design team members across the Internet.

Mold AdviserTM extends the capabilities of Part Adviser to allow users to create and simulate plastic flow through single cavity, multi-cavity and family molds. Users can optimize gate type, size and location as well as runner layout, size and cross-sectional shape. Analysis results include cycle time, clamp tonnage and shot size, all of which help the design-to-manufacturing team to size the injection molding machine, minimize cycle times and reduce manufacturing waste. Optional Mold Adviser add-on modules allow users to simulate more phases of the injection molding process and evaluate molded part performance and cooling circuit design. This product eliminates the need to design and build molds through trial and error efforts, enabling a mold designer to create molds quickly and efficiently.

iMPATM is a fully functional, application service provider (“ASP”) version of our Part Adviser product and provides access to this product on a pay-per-use basis.

     Moldflow Plastics Insight®

      The Moldflow Plastics Insight (“MPI”) series of products contains our broadest set of predictive capabilities for injection molding and is typically used by highly specialized design engineers. The MPI products are modular and are designed to address the material physics aspects of injection molding such as plastics flow, cooling time and warpage; as well as specialized injection molding processes such as reactive molding, gas injection molding and microchip encapsulation. Each module is priced individually, and many of our customers invest in multiple modules to solve the full range of problems they may encounter when taking a plastic part from design to manufacture. All applications in the MPI series use an integrated environment which permits users to easily import all of the most commonly used types of computer-generated models, select and compare material grades, prepare models for analysis, sequence a series of analysis jobs, undertake advanced analysis post-processing and use Internet-based capabilities to enhance collaboration with team members. In these applications, we believe that we offer the broadest integration with existing computer-aided design products in the plastics software industry. Release 5.0 of the Moldflow Plastics Insight series began shipping to customers in August 2004.

Manufacturing Solutions Products

      Our Manufacturing Solutions are made up of two product types, manufacturing execution systems and hot runner process controllers. Our manufacturing execution systems deliver a complete collaborative manufacturing management (“CMM”) system which automates the setup and optimization of the injection molding process to better control the product lifecycle process. Our hot runner process controller products assure that plastic materials are kept in an optimal molten state until injected into the part cavity to produce higher yields and better part quality with reduced cycle times.

     Moldflow Plastics Xpert®

      Our Moldflow Plastics Xpert (“MPX”) product attaches to injection molding machines to optimize operation and to monitor and control the manufacturing process. MPX addresses common shop floor issues such as machine set-up, process optimization and production part quality monitoring and control. We designed MPX to reduce mold set-up times and to optimize the efficiency of the part production cycle. MPX interacts directly with the molding machine’s built-in controller to provide optimized process correction. With MPX, engineers and die-setters can consistently and systematically set-up molds, identify a robust molding window and monitor the molding process. MPX can be used with substantially all injection molding machines and provides operators with a single, intuitive user interface, reducing the need for machine-specific operator training. In addition, MPX gives real-time feedback, providing a mechanism for rapid manual or automatic process adjustments. Results generated by our MPA and MPI products can be input directly into our MPX product to reduce machine set-up time and enhance the efficiency of the injection molding machine.

     Shotscope®

      The Shotscope process monitoring and analysis system is a comprehensive product that collects critical data in real time from injection molding machines on the factory floor, then records, analyzes, reports and allows access to the information for use in decision making. Shotscope can be used for plastic injection molding as well as other manufacturing processes, including blowmolding, extrusion and metal die casting operations. The Shotscope system allows injection molders to maximize their productivity by providing the tools necessary to schedule mold and machine resources efficiently and also to monitor the status and efficiency of any mold/machine combination. By monitoring the efficiency of a given mold/machine combination, molders can schedule jobs based on a number of criteria, including minimum cycle times and highest production yields. Users also can define periodic maintenance schedules for molds and machines, and, after a pre-determined number of cycles or operating hours, Shotscope will signal that preventative maintenance is required. Shotscope contains a reporting mechanism that allows data collected by and entered into the system to be communicated across a manufacturing enterprise, so that informed decisions can be made. Users can generate standard and custom production, scrap, downtime, efficiency and job summary reports to maximize productivity.

     CelltrackTM

      Celltrack, formerly known as MMS/Production Monitoring, is a production monitoring system that enables real-time scheduling, monitoring and reporting of data from the factory floor. The status of all monitored machines is displayed at a glance, indicating machines running out of specification limits, or those that have a fault. Cycle time, down time, part reject rates and the efficiency of every machine is instantly available. The impact of machine efficiency on scheduling and delivery is automatically updated. Celltrack provides a sophisticated scheduling and management system from initial order to product delivery, as well as stock control and preventative maintenance modules. The statistical production control module allows users to correct problems before they affect production. In addition, Celltrack can generate a comprehensive set of reports for production, materials, machinery and tools.

     Altanium®

      Altanium is the industry’s first and only modular, small footprint, hot runner temperature process controller that supports from one to 384 zones. With demand for packaging, medical devices and automotive parts surging, extremely large, high cavitation and more complex molds are becoming more prevalent. Altanium’s unique modular design is highly scalable, featuring a single controller design and a variety of user interfaces that are fully compatible with any hot runner system and any injection molding machine. The use of hot runners in the injection molding process provides better part quality and manufacturing speed and higher yield.

Our Customers

      Our products are used by more than 8,000 customers at more than 6,000 sites in over 60 countries around the world. No single customer accounted for more than 10% of our revenue during fiscal 2004.

Sales and Marketing

      Concurrent with the establishment of business units focused on our Design Analysis Solutions (“DAS”) and Manufacturing Solutions (“MS”) product groups during the second half of fiscal 2004, we realigned our sales and marketing efforts along these product group lines. The transition to this new organizational structure took place during the fourth quarter of fiscal 2004. Our DAS products are distributed primarily through our direct sales force in North America, Europe and Asia. Our direct sales model for these products involves a sales associate supported by an applications engineer with specialized knowledge of plastics engineering and a deep technical knowledge of our software products. Together, they conduct a thorough evaluation of potential customers’ design and manufacturing processes and provide a detailed analysis of the cost savings our products could produce in their business. Our MS products are distributed through a hybrid sales model which involves utilizing third-party manufacturers’ representatives who work with our direct sales force and technical team to locate and target potential sales opportunities.

      As of June 30, 2004, our direct sales organization consisted of a total of 40 sales associates, who operated out of offices located in Australia, China, France, Germany, Italy, Japan, Korea, the Netherlands, Spain, Sweden, Taiwan, the United Kingdom and the United States. In fiscal 2004, approximately 69% of our revenues came from customers based outside of the United States. Sales of our products may be subject to seasonal variations, particularly in our first fiscal quarter, in many of the markets in which we sell our products. See Note 20 and Note 21 to our consolidated financial statements for information regarding the geographic distribution of our revenues and our quarterly results of operations.

      To augment our direct sales force and network of manufacturers’ representatives, we also sell our products through marketing and distribution arrangements with third-party value-added resellers and software vendors. For our Design Analysis Solutions products, we have agreements with several design software vendors to include our products as part of an integrated application in their solid modeling design systems. For example, Parametric Technology Corporation incorporates our MPA product in a module of its Pro/ ENGINEER product suite, which they call Pro/ PLASTIC ADVISOR and Unigraphics Solutions, Inc., sells our MPA product as well as multiple modules contained within our MPI family of products. We have distribution arrangements with resellers of products from Autodesk Inc. and SolidWorks, a subsidiary of Dassault Systemes. The SolidWorks reseller channel is the sole distributor of our MoldflowXpress technology. This technology, which is fully integrated with SolidWorks 2005, is an entry-level plastics design validation tool that introduces SolidWorks users to the extensive benefits of performing plastics flow analyses during the design stage of product development. For our Manufacturing Solutions products, we have established distribution agreements and strategic alliances with various suppliers to the mold-making industry.

      Certain of our products and services are also distributed through plasticszone.com, our proprietary business and productivity website for professionals working with injection molded plastics. Plasticszone.com offers various activity zones as well as provides access to our iMPA product, the Internet version of our MPA product, and to our various service offerings.

Backlog

      We generally ship our Design Analysis Solutions products within 30 days of acceptance of a customer order and execution of the appropriate license documentation. The timing of shipments of our Manufacturing Solutions products is dependent upon acceptance of a customer order, execution of the appropriate license documentation, hardware availability and customer delivery requirements, each of which may result in orders that exist at the end of a quarter that have not been shipped or recognized as revenue.

Customer Support and Other Services

     Customer Support and Training

      We provide customer training on our products and technical support to our customers, which they may access 24 hours a day. Our customers may access customer support either through our telephone hotline or our self-service website. In addition, our product development staff is available to solve more complex problems that our customer support personnel are unable to solve quickly. We provide implementation services to our Manufacturing Solutions customers to assist them in realizing the full capability of our products. We have an established curriculum of training courses provided by us or by our partners, leading to certification in the use of our products.

     Consulting Services

      In addition to traditional customer support services, we also provide consulting services to customers who lack employees with the expertise necessary to take advantage of the full capability of our products. We employ design engineers who use our products on behalf of our customers to optimize their part design and production processes. We view providing consulting services as complementary to our core business of selling sophisticated software solutions. Accordingly, we provide consulting services typically in cases where we believe that providing these services will help build relationships with future customers for our products.

     Material Testing Services

      Our material testing group provides testing services to our customers who are seeking accurate, reliable material data on new or existing grades of polymers, measured under a wide range of practical molding conditions. Our proprietary material database contains information on approximately 8,000 plastic materials. We conduct material testing at our facilities located near Melbourne, Australia, and in Ithaca, New York, both of which utilize state-of-the-art equipment, including injection molding machines. The research and testing conducted at these facilities provides essential data for our full line of software applications.

Competition

      The markets into which our products are sold are highly competitive. We compete with many companies engaged in selling software solutions to companies involved in product development and manufacturing. Our DAS products face competition from computer-aided design (CAD) and computer-aided engineering (CAE) companies, materials vendors and independent engineering consultants. Our MS products face competition from injection molding machine manufacturers, participants in the hot runner equipment market and industrial automation system providers. In addition, new competitors may become evident as we introduce new products into the marketplace.

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

Research and Development

      Our product development strategy focuses on ongoing development and innovation of new technologies to increase our customers’ productivity and provide solutions that our customers can integrate into their existing environments. Our product development activities take place in our research centers located in the United States, Australia, France and the United Kingdom. We have linked the information systems of each of these facilities to provide a continuous development environment, enabling product development to be undertaken 24 hours per day.

      In addition to our internal product development efforts, we fund or participate in a wide assortment of external research and development projects, often conducted by world-leading experts in their fields. In many cases, through these projects, we gain access to fundamental research with comprehensive experimental results. Often the researchers agree to restrictions on publishing rights in order to pursue topics of mutual interest. A partial list of our collaborative partners includes ENSAM (France) for shrinkage research, University of Illinois (United States) for analysis of fiber filled parts, University of Bradford (United Kingdom) for fiber orientation measurement and process control, Technical University of Eindhoven (the Netherlands) for numerical methods, and the University of Sydney (Australia) and The National University of Singapore for fluid mechanics.

      As of June 30, 2004, our product development staff had 69 employees, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. In fiscal 2004, 2003 and 2002, our research and development expenses were $6.5 million, $5.7 million and $6.2 million, respectively, which is net of certain software development costs required to be capitalized under generally accepted accounting principles. Costs of $856,000, $669,000 and $602,000 were capitalized in fiscal 2004, 2003 and 2002, respectively. See Note 7 to our consolidated financial statements. Continued investment in research and development is a key component of our strategy and is required in order for us to remain competitive. We believe our cadre of software developers and our worldwide development capabilities represent a significant competitive advantage.

Proprietary Rights

      Our software products, hardware products and trademarks, including our company name, product names and logos, are proprietary. We engage in a regular review of our proprietary technology to determine the optimal method of protecting such technology. We currently own three issued United States patents and corresponding international patents. We have other U.S. and international patent applications pending. We rely on a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect the unpatented proprietary technology contained in our products. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property.

      The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. While we have not, to date, had any material claims of this type asserted against us, there can be no assurance that someone will not assert such claims against us with respect to existing or future products or other intellectual property or that, if asserted, we would prevail in such claims. In the event a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail.

      Due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important to establishing and maintaining a technology leadership position within the industry as are the various legal protections surrounding our technology. We require our employees and consultants to sign a confidentiality and non-competition agreement. Under these agreements, our employees agree not to disclose trade secrets or confidential information and agree not to engage in or be connected with any business that is competitive with our business while employed by us, and in some cases, for specified periods thereafter. Despite these precautions, misappropriation of our technology may occur. Further, patent, trademark, copyright and trade secret protection may not be available for our products in every country.

      We believe that our products, technology and trademarks do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future. Certain of our products also contain technology developed and licensed from third parties. We may likewise be susceptible to infringement claims with respect to these third-party technologies.

Manufacturing

      Our Manufacturing Solutions products include hardware elements that are manufactured either by us at our manufacturing site in the United States, or by a turnkey contract manufacturer in Ireland.

      Data acquisition and certain computing platform elements of our collaborative manufacturing management products, which include MPX, Shotscope and Celltrack, are manufactured under arrangement with a turnkey contract manufacturer whereby the majority of component procurement, subassembly, final assembly and initial testing are performed by the manufacturer. The contract manufacturer uses specified components and assembly and test documentation created and controlled by Moldflow. The testing of nonstandard system configurations and the shipment of all systems to the customer are performed by our manufacturing staff in Ireland.

      Our hot runner process controller products are manufactured at our Moorpark, California plant. The manufacturing process at the Moorpark plant consists of system design, configuration management, subassembly, final assembly, system integration, quality control and shipment to the customer.

Compliance with Environmental Provisions

      Our capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.

Employees

      As of June 30, 2004, we had 291 employees, 126 of whom resided in the United States, 51 of whom resided in Australia and 114 of whom resided in other countries. We believe that our relationship with our employees is good.

Item 2.	Properties

      We operate primarily in leased facilities. We lease 22,694 square feet of office space located in Wayland, Massachusetts pursuant to a five-year lease that expires in August 2005. This facility serves as our corporate headquarters and personnel located at this facility include members of our senior management team, technical support personnel, product marketing personnel, and some finance and administration personnel. We also lease office space in other locations in which we do business. Our aggregate lease expenses were $2.2 million in fiscal 2004.

      We own an 18,100 square foot office building near Melbourne, Australia. Personnel located at our Melbourne facility include members of our software development and research team, some of our materials testing personnel and a portion of our Asia Pacific sales force, finance and administrative staff.

Item 3.	Legal Proceedings

      From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock began trading on the Nasdaq National Market (“Nasdaq”) on March 28, 2000 under the symbol “MFLO”. The following table sets forth the quarterly high and low sales prices per share reported on Nasdaq for our last two fiscal years.

	2004		2003

	High	Low	High	Low

First quarter	$10.15	$8.33	$7.95	$4.30
Second quarter	$11.63	$9.50	$7.52	$4.06
Third quarter	$13.63	$10.15	$7.92	$6.27
Fourth quarter	$12.57	$9.68	$9.65	$6.22

      On September 8, 2004, the last reported sale price of our common stock on Nasdaq was $11.86 per share and there were approximately 97 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

      Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

      On September 19, 2001, the Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. To date, we have reacquired 244,165 shares for $1.4 million, at an average cost of $5.62 per share. There were no repurchases of our common stock during 2004.

Item 6.	Selected Financial Data

      The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this document. The statement of operations data for the years ended June 30, 2004, 2003 and 2002 and the balance sheet data at June 30, 2004 and 2003 are derived from our audited consolidated financial statements appearing elsewhere in this document. The statement of operations data for the years ended June 30, 2001 and 2000 and the balance sheet data at June 30, 2002, 2001 and 2000 are derived from our audited consolidated financial statements not included in this document.

	Year Ended June 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$26,063	$17,259	$17,870	$24,494	$16,742
Services	22,610	19,366	17,218	15,449	10,627

Total revenue	48,673	36,625	35,088	39,943	27,369

Costs and expenses:
Cost of product revenue	5,203	2,964	2,518	1,846	785
Cost of services revenue	4,536	1,210	1,401	1,440	1,057
Research and development	6,471	5,650	6,234	6,642	4,074
Selling and marketing	20,009	18,638	18,134	19,396	13,495
General and administrative	8,548	7,242	6,660	6,095	5,018
Litigation	—	—	—	—	785
Restructuring and acquisition related charges	508	405	1,272	—	284
Amortization of goodwill	—	—	—	1,100	206
Amortization of acquired intangible assets	445	605	656	601	105

Total operating expenses	45,720	36,714	36,875	37,120	25,809

Income (loss) from operations	2,953	(89)	(1,787)	2,823	1,560
Interest income, net	1,212	1,089	1,455	2,139	427
Other income (loss), net	(15)	(198)	1,712	272	1,717

Income before income taxes	4,150	802	1,380	5,234	3,704
Provision for income taxes	1,522	920	600	1,726	251

Net income (loss)	$2,628	$(118)	$780	$3,508	$3,453

Net income (loss) per common share:
Basic	$0.26	$(0.01)	$0.08	$0.36	$1.29
Diluted	$0.24	$(0.01)	$0.08	$0.35	$0.48
Shares used in computing net income (loss) per share:
Basic	10,277	10,020	10,076	9,658	2,667
Diluted	10,839	10,020	10,360	10,124	7,190

	As of June 30,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$51,652	$52,140	$50,867	$45,719	$35,711
Total assets	94,358	79,477	76,013	71,455	57,323
Long-term debt, net of current portion	—	—	—	—	852
Stockholders’ equity	69,579	60,649	58,640	57,593	43,778

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of our overall strategy and the strategy for our two business units to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 19, we discuss our Results of Operations for fiscal 2004 compared to fiscal 2003 and for fiscal 2003 compared to fiscal 2002. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”

Forward-Looking Statements

      This portion of our Annual Report contains forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 31. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

Our Strategy

      Our goal is to be the world’s leading provider of software and hardware solutions for the optimization and automation of plastics-focused manufacturing by offering customers a broad range of solutions to improve the way they design and produce parts and molds through powerful and robust technology-based products and services. Our focus is to help customers manufacture cheaper and more reliable plastic products by increasing the effectiveness of their designs and their manufacturing operations and improving efficiencies across the entire design-through-manufacture process.

      We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software and hardware applications. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of twenty-six years in serving the plastics design and manufacturing market, we have become the leading provider of highly sophisticated predictive software applications for the plastics design engineering and manufacturing communities.

      Plastics are pervasive throughout a broad range of vertical industry applications including the automotive, electronics, packaging, medical products and consumer goods industries. These industries are generally large and growing. Because the supply chains that support the design and production of plastic parts in these industries are often fragmented and comprised of multiple companies in various geographies around the globe, we have developed a wide range of applications that can be used by participants at all stages of the plastics value chain to optimize their process and reduce their costs. Our strategy is to deliver our deep domain expertise in plastics packaged in software and system solutions that address the specific issues of the participants in each of these stages and increase our penetration of these industries by making our products available through a combination of direct and independent sales representatives, resellers and engineering consultants around the globe.

      For the design of plastic parts and molds, our strategy is to provide products which enable analysis-driven design, in the earliest stages of product development, by making analysis technology more integral to the design process. In doing so, we seek to make our technology available to a wider audience of potential users in mainstream design markets, including those engineers who are not specialists in plastics design. By building upon our existing technology categories, we bring powerful solutions which are easy to learn and use, providing low cost of deployment and rapid return on investment.

      For manufacturers of plastic parts, our strategy is to offer a range of products which address the needs for optimizing and automating the set-up, temperature, flow, control and monitoring of the primary equipment and other process elements in the manufacturing process. Our solutions include applications which provide real-time business performance management information that enables companies to manage their manufacturing operations throughout the production process. Because of our extensive knowledge of the material properties of plastics and the physics involved in the process of converting raw plastic to finished goods, we can assist companies to obtain higher production yields, reduced cycle times, improved process reliability and better part quality.

      Our growth strategy derives from these strengths. We continue to increase the business value of our design solutions and manufacturing solutions for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. We develop products addressing specific vertical market needs in each of the target market segments of our business. In the design phase, for example, we provide applications which address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors. In the manufacturing phase, we offer solutions to the die cast market, a conversion process that is similar to the plastics manufacturing process.

      Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly growing economies in China and other developing countries present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.

      A significant part of our growth strategy is based upon building on the customer loyalty that we have achieved and the large installed base that we have built. We receive approximately 60% to 70% of our overall revenues from repeat customers. We deliver product releases on a regular and timely basis which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the company to ensure that their needs are met.

      We believe that increases in our efficiency and productivity will allow us to increase investment in our growth initiatives while improving our profitability. We are managing our business with a goal to achieve annual operating margins in the 16% to 22% target range by the second half of fiscal year 2005. This goal is based upon current generally accepted accounting principles and makes no attempt to consider the effect of future changes to those principles, including the potential expensing of stock options, which would have a material adverse effect on our operating margins. In the longer term, we will continue to balance operating margin targets with revenue growth opportunities.

      Our uses of cash include capital expenditures to support our operations and our product development, mergers and acquisitions, and investments in growth initiatives. We continue to evaluate merger and acquisition opportunities to the extent they support our strategy and our growth objectives.

Design Analysis Solutions

      The Design Analysis Solutions business unit serves the product, part and mold tooling design market. Our strategy is to provide powerful and sophisticated solutions that enable our customers to optimize the design of parts and molds in order to reduce the time to market, improve the reliability of the production process, improve part quality and lower the cost of manufacture for parts once in production.

      Our primary offerings are our Moldflow Plastics Advisers for part and mold design optimization and our Moldflow Plastics Insight for in-depth simulation for part and mold design validation and optimization.

Manufacturing Solutions

      The Manufacturing Solutions business unit serves the plastics-focused discrete manufacturing sector. Our strategy is to provide powerful integrated solutions that enable our customers to optimize and automate the set-up of an injection molding machine, monitor and control the injection molding process, control the temperature and flow of plastic into the mold and monitor and report on the process and production at both the machine and plant-wide level. These products enable customers to improve the reliability of their production process, improve their production yield and efficiency and reduce their costs of production by reducing material usage and cycle times.

      Our primary offerings are our Moldflow Plastics Xpert for process set-up, optimization and control, our Shotscope process monitoring and control application, our Altanium system for temperature and process control and our Celltrack product, formerly known as MMS/ Production Monitoring, for monitoring and reporting on the operations across the factory floor. Our Manufacturing Solutions products are an integration of our internally developed Moldflow Plastics Xpert product, with Shotscope, Celltrack and Altanium, all of which were initially developed by companies we have acquired.

Critical Accounting Policies and Significant Judgments and Estimates

      We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues and results of operations as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. While there are a number of accounting policies, methods and estimates affecting our financial statements, as described in Note 2 to our consolidated financial statements included elsewhere in this document, we believe that our most important critical accounting policies are with respect to the following:

•	revenue recognition,

•	asset valuation allowances,

•	acquisition accounting,

•	impairment of acquired intangible assets, goodwill and other long-lived assets,

•	income tax accounting,

•	restructuring charges,

•	hedge accounting,

•	capitalization of software development costs, and

•	stock option accounting.

      A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Because the use of estimates is inherent in the financial reporting process, actual results could differ materially from those estimates.

     Revenue Recognition

      We generate revenue from three principal sources: license fees for packaged software products; product fees for manufacturing management systems and hot runner process controllers; and service fees from maintenance and support contracts, consulting, implementation, training and material testing services.

     Packaged Software Products and Manufacturing Management Systems

      For revenue derived from license fees for packaged software products and from product fees for manufacturing management systems, we follow AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. We recognize revenue from sales of software licenses upon product shipment provided that evidence of the arrangement exists, the license fee is fixed or determinable, and collection of the related receivable is reasonably assured and free of contingencies.

      Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, we consider these multiple elements of a single arrangement. We use the residual method to recognize revenues from arrangements like these with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as installation and maintenance services, is deferred and the remaining portion of the total arrangement fee is recognized as revenue. We determine vendor-specific objective evidence of the fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers. The fair value of maintenance and support services may also be determined based on the price to be paid upon renewal of that service in accordance with the optional renewal terms offered contractually to a customer. If sufficient evidence of the fair value of an undelivered element does not exist, all revenue from the arrangement is deferred and recognized upon delivery of that element or at the time that fair value can be established for the undelivered element.

      We recognize revenue from software maintenance and support contracts ratably over the related contract period and from training and other services as they are performed. Our software products do not require significant modification or customization. Implementation of the products is generally routine and can be performed by the customer or other third-party providers.

     Hot Runner Process Controllers

      For revenue derived from sales of hot runner process controllers and other hardware products with insignificant embedded software, we apply the guidance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when the product is shipped to the customer, provided that evidence of the arrangement exists, legal title has passed to the customer, all significant contractual obligations have been satisfied, the arrangement fee is fixed or determinable and collection of the related receivable is reasonably assured. Our hot runner process controllers do not require significant modification or customization and installation of the products is generally routine and may be performed by the customer or other third parties.

     General

      At the time of product shipment, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized if we are reasonably assured that collection will occur. In making this assessment, we consider customer creditworthiness and historical payment experience. If we determine that collectibility of a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer. Also at the time of product shipment, we assess whether the total fee payable to us for the order is fixed or determinable and free of contingencies. In assessing whether the consideration payable to us is fixed or determinable, we consider the payment terms of the transaction, including whether the terms are extended, and our collection experience in similar transactions without making concessions, among other factors. If the total consideration payable to us is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met.

      If an arrangement includes customer acceptance criteria, we defer all revenue from the arrangement until acceptance is received or the acceptance period has lapsed, unless those acceptance criteria only require that the product perform in accordance with our standard published product specifications. If a customer’s obligation to pay us is contingent upon a future event such as installation or acceptance, we defer all revenue from the arrangement until that event has occurred.

      A portion of our revenue is derived from sales to resellers. We recognize revenue upon delivery of the product to these resellers, provided that the same conditions for revenue recognition described above are met.

      Our arrangements with customers, including resellers, do not contain any rights of product return, other than those related to standard warranty provisions that permit repair or replacement of defective goods. Anticipated warranty costs are accrued upon product shipment.

Asset Valuation Allowances

      Management must estimate the amount of our accounts receivable which may be uncollectible due to the inability of our customers to make payments. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts primarily on a specific identification basis. If the financial condition of one or more of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2004, our accounts receivable balance was $8.6 million, net of allowances for doubtful accounts of $420,000.

      Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As of June 30, 2004, our inventory balance was $1.3 million.

Acquisition Accounting

      We allocate the purchase price of each acquired business to the assets acquired and liabilities assumed at their fair value on the date of acquisition. In certain cases, we engage third party appraisers to determine the fair value of the assets acquired. For example, we obtained a third party fair value appraisal for the intangible assets that were acquired in our January 2004 purchase of American MSI Corporation. In other cases, depending upon the size of the acquisition and the nature of assets and liabilities acquired, management estimates the fair value of acquired assets and liabilities based upon a number of generally accepted valuation methodologies. For example, for our January 2003 acquisition of Côntrole de Processus Industriels s.a.r.l (“CPI”), the fair value of the acquired developed technologies was based upon a discounted cash flow model, the fair value of the acquired customer base was based upon estimated replacement costs, and the fair value assigned to non-compete agreements was based upon the salaries of the individuals subject to such agreements and the length of the agreement. In all cases, any excess purchase price over the amounts allocated to the assets acquired and liabilities assumed is recorded as goodwill.

      All such valuation methodologies, as well as the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Impairment of Acquired Intangible Assets, Goodwill and Other Long-Lived Assets

      Management assesses the impairment of identifiable acquired intangible assets, goodwill and other long-lived assets at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance of a product line or operating activity relative to projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.

      When we determine that the carrying value of acquired intangible assets, goodwill and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred.

      During the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated amortization of goodwill and introduced a two-step impairment test model to be applied upon adoption and at least annually thereafter. Transitional and annual impairment tests of goodwill are to be conducted on the basis of a Company’s reporting units, as defined in SFAS No. 142. The fair value of each reporting unit is compared to its carrying value. To the extent that the reporting unit’s carrying value exceeds its fair value, the Company must then compare the implied fair value of the reporting unit’s goodwill to its carrying value to determine if an impairment has occurred. Any resulting impairment would be expensed immediately.

      In adopting SFAS No. 142, we conducted the required transitional impairment test as of July 1, 2001, concluding that no impairment of the goodwill acquired in the acquisitions prior to that date had occurred. From the date of adoption through the date of our third quarter fiscal 2004 impairment test, we operated as a single reporting unit. To estimate the fair value of that reporting unit, we employed a market value approach, under which the average closing price of our common stock, as reported on the Nasdaq National Market, was determined for a set number of days in the third fiscal quarter. This average closing price was deemed to be the fair value of our stock and was then multiplied by the number of shares of common stock outstanding to determine the Company’s total fair value. That total fair value was then compared to the recorded carrying value of our total net assets as of the end of our third fiscal quarter to identify potential impairments. We did not identify any potential impairments as a result of these tests. As a result of our reorganization into two separate business units in late 2004, we will conduct our future goodwill impairment assessments in the context of two reporting units.

      As of June 30, 2004, our remaining goodwill and acquired intangible assets were $20.6 million, net of accumulated amortization of $2.1 million.

Restructuring Charges

      We periodically record charges resulting from restructuring of our operations, including the consolidation of operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs or other events. The determination of restructuring charges requires management’s judgment and may include such costs and charges as those related to employee severance, termination benefits, the write-off of assets, professional service fees and costs for future lease commitments on excess facilities, net of any estimated income from subleases. In determining the amount of charges related to excess facilities, we are required to estimate such factors as vacancy rates, the time required to sublet properties and sublease rates. All such estimates are reviewed and, if necessary, revised on a quarterly basis, which may result in adjustments to previously recorded liability accruals.

      In April 2002, we enacted a restructuring plan to resize our business and reduce overhead costs. In March 2003, we enacted a restructuring plan related to our acquisition of CPI. In January 2004, we enacted a restructuring plan related to our acquisition of AMSI and the reorganization of our operations into two business units. Each of these restructuring plans involved the recording of certain restructuring charges. See Note 10 to our consolidated financial statements.

Income Tax Accounting

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax liability and assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences give rise to deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance, we must include an expense within the income tax provision of our consolidated statement of operations.

      Based upon our historical results of operations, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance of $1.5 million as of June 30, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses. At June 30, 2004, our net deferred tax asset balance was $166,000, net of a tax asset valuation allowance of $1.5 million and deferred tax liabilities of $884,000. Management believes that the net deferred tax asset balance represents the best estimate, based upon the weight of available evidence, of the deferred tax assets that will be realized in future periods. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax assets may be decreased or increased.

Hedge Accounting

      We hedge a portion of our forecasted foreign currency denominated inter-company sales and a portion of our foreign currency denominated inter-company research and development payments with derivative financial instruments, including currency options, zero cost collars and other instruments. As the hedging activities are based upon our forecasts, a significant amount of judgment and estimation is required in assessing the appropriateness of hedge accounting for the instruments. If these judgments or estimates are incorrect or if the hedging transactions are not highly effective in offsetting the changes in cash flows of the hedged items, amounts currently recorded as unrealized gains and losses may be realized in our earnings. At June 30, 2004, hedging instruments with fair values of $89,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $6,000 were included as a component of equity in accumulated other comprehensive income. See Note 2 and Note 5 to our consolidated financial statements.

Capitalization of Software Development Costs

      We follow SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires that costs associated with the development of computer software and related products be expensed prior to establishing technological feasibility, and capitalized thereafter until commercial release of the software products. Both the assessment of the amount of costs required to be capitalized and the determination of subsequent amortization periods involve significant judgments and estimates. As of June 30, 2004, our capitalized software development costs were $1.6 million, net of accumulated amortization of $503,000. These costs are being amortized over the estimated economic lives of the related software products, which range from three to five years. See Note 7 to our consolidated financial statements.

     Stock Option Accounting

      We do not record compensation expense when stock option grants are awarded to employees at exercise prices equal to the fair market value of our common stock on the date of grant.

      Had we recorded compensation expense based on the fair value of each stock option, our net income would have been substantially less. In addition, if we are required to record such compensation expense, our ability to achieve our target operating margins will be adversely affected. The impact of expensing employee stock awards is further described in Note 2 to our consolidated financial statements.

     Reporting Periods

      Our fiscal year end is June 30. References to 2004, 2003 or 2002 mean the fiscal year ended June 30, unless otherwise indicated.

Overview of Fiscal 2004 Results of Operations

     Highlights included:

•	growth in revenues to $48.7 million in 2004 from $36.6 million in 2003,

•	an increase in earnings to income of $0.24 per diluted share in 2004 from a loss of $0.01 per share in 2003,

•	cash generated from operations of $6.5 million, an increase of $4.1 million from 2003,

•	the acquisition of American MSI Corporation in January 2004 for consideration of $12.0 million, and

•	the establishment of business units focused along product and market lines.

     Summary of fiscal 2004 operating performance:

	Fiscal Year	As a %	Fiscal Year	As a %
	Ended	of	Ended	of
	June 30, 2004	Revenue	June 30, 2003	Revenue

	(In thousands)
Revenue	$48,673	100%	$36,625	100%
Cost of revenue	9,739	20	4,174	11
Operating expenses, excluding amortization of acquired intangibles and restructuring charges	35,028	72	31,530	86
Restructuring charges	508	1	405	1
Amortization of acquired intangible assets	445	1	605	2

Income (loss) from operations	$2,953	6%	$(89)	—

      For fiscal 2004, our primary goals were to drive revenue growth from our products and services, while increasing our operating efficiency to move our business model toward our long-term operating margin objectives. We made considerable progress towards our goals, as our income from operations increased from approximately break-even in 2003 to six percent of revenue in 2004.

      Our total revenue was 33% higher in fiscal 2004 as compared to fiscal 2003 primarily due to strong growth in our Design Analysis Solutions product sales coupled with the positive effects of changes in foreign currencies, principally driven by the strength of the Euro and Japanese yen, as well as from revenue generated by the acquired operations of American MSI Corporation in January 2004.

      We generate revenues in the United States, Europe and the Asia/ Australia region, in particular in Japan, Korea, Taiwan and China. The weaker value of the U.S. dollar, relative to other currencies, had a positive impact of $736,000 on operating results in fiscal 2004 compared to fiscal 2003. Had exchange rates from fiscal

2003 been in effect during fiscal 2004, translated international revenue billed in local currencies would have been $3.0 million lower and operating expenses would have been $2.2 million lower.

      On January 23, 2004, we acquired all of the outstanding stock of American MSI Corporation (“AMSI”), a company located in Moorpark, California, for $7.2 million in cash, of which $1.1 million was used to retire all of AMSI’s outstanding debt, and the issuance of 349,288 shares of our common stock valued at $4.4 million. In addition, we paid $293,000 of costs directly related to the acquisition. The results of AMSI have been included in our consolidated financial statements from the date of acquisition. AMSI is a leading solution provider of hot runner process controllers for the injection molding industry. Hot runners are a key element of sophisticated mold systems used in the manufacture of large components or molds with high cavitation, typically used in industries such as automotive, packaging and medical instruments. Hot runner process controllers facilitate precise control of the temperature of the molten plastic, providing optimized feedback and extensive mold diagnostics and process data collection. AMSI was acquired to expand the breadth of our product offerings in our Manufacturing Solutions group and to bring additional managerial depth to the organization.

      The acquisition of American MSI gave us critical mass in our manufacturing solutions business and allowed us to reorganize our operations into two business units, Design Analysis Solutions and Manufacturing Solutions, strategically focused along the lines of our product groups and end-user markets. This change enhanced our management focus on expanding the growth opportunities of each of our main product lines by creating an organizational structure in which the growth objectives and incentives would be more closely aligned. We believe that these organizational changes, coupled with the enhancement and expansion of our product lines, leave us better positioned to serve the needs of our existing and new end-user industries. As we executed on this reorganization, we incurred restructuring charges for severance and other termination costs totaling $508,000 in the third quarter of fiscal 2004. The reorganization into two business units was substantially completed by June 30, 2004 and we do not expect to incur any additional charges related to this action in the future.

      Our operating expenses, excluding amortization of acquired intangible assets and restructuring charges, increased $3.5 million in fiscal 2004 but declined as a percentage of revenue as compared to fiscal 2003. The increase is due primarily to higher variable costs based on current sales performance as well as costs of personnel added in our acquisition of AMSI. Our operating margins are very sensitive to changes in revenue, given the nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. In future periods, employee-related expenditures would likely increase substantially if we are required to record compensation expense related to employee stock option grants.

      In fiscal 2004, we generated $6.5 million of cash from our operating activities as compared to $2.4 million in the previous year. We finished the year with $51.7 million in cash and marketable securities and no long-term debt.

Results of Operations

      In 2002, our operations were negatively impacted by severe economic downturns in many of our major geographic and end-user markets. Accordingly, we took actions in 2002 to resize our business and reduce our overhead costs. In 2003 and 2004, we have focused our management efforts on achieving growth in revenue and improving the profitability of our business operations.

      The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Fiscal Year Ended June 30,

	2004	2003	2002

Revenue:
Product	53.5%	47.1%	50.9%
Services	46.5	52.9	49.1

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product revenue	10.7%	8.1%	7.2%
Cost of services revenue	9.3	3.3	4.0
Research and development	13.3	15.4	17.8
Selling and marketing	41.1	50.9	51.7
General and administrative	17.7	19.7	18.9
Restructuring charges	1.0	1.1	3.6
Amortization of acquired intangible assets	0.9	1.7	1.9

Total operating expenses	94.0	100.2	105.1

Income (loss) from operations	6.0	(0.2)	(5.1)
Interest income, net	2.5	3.0	4.1
Other income (loss), net	0.0	(0.6)	4.9

Income before income taxes	8.5	2.2	3.9
Provision for income taxes	3.1	2.5	1.7

Net income (loss)	5.4%	(0.3)%	2.2%

     Revenue

      We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative manufacturing management systems and hot runner process controllers, and

•	services revenue derived from maintenance and support related to our products, consulting, implementation, training and material testing.

      In fiscal 2004, total revenue increased $12.1 million, or 33%, from $36.6 million in 2003 to $48.7 million. On a constant currency basis, which excludes the impact of changes in foreign exchange rates from those of the previous year, total revenue increased approximately 24% from fiscal 2003.

      The following table sets forth our total revenue by source for each of 2004, 2003 and 2002:

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Revenue:
Product	$26,063	$17,259	$17,870
Services	22,610	19,366	17,218

Total	$48,673	$36,625	$35,088

      The following table sets forth our total revenue by geographic region for each of fiscal 2004, 2003 and 2002:

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Revenue:
Asia/ Australia	$16,262	$12,403	$11,247
Americas	15,158	10,065	11,064
Europe	17,253	14,157	12,777

Total	$48,673	$36,625	$35,088

Percentage of total revenue:
Asia/ Australia	33%	34%	32%
Americas	31	27	32
Europe	36	39	36

Total	100%	100%	100%

     Product revenue

      The following table sets forth our product revenue by product group and geography for each of 2004, 2003 and 2002:

		Increase			Increase
		(Decrease)			(Decrease)
		Compared			Compared
		to Prior			to Prior
		Fiscal Year			Fiscal Year
	Fiscal			Fiscal			Fiscal
	2004	$	%	2003	$	%	2002

	(In thousands)
Asia/ Australia product revenue:
Design Analysis Solutions	$9,340	$2,782	42%	$6,558	$98	2%	$6,460
Manufacturing Solutions	52	(117)	(69)	169	48	40	121

Total	9,392	2,665	40	6,727	146	2	6,581

Americas product revenue:
Design Analysis Solutions	2,117	(315)	(13)	2,432	(659)	(21)	3,091
Manufacturing Solutions	6,311	4,536	256	1,775	348	24	1,427

Total	8,428	4,221	100	4,207	(311)	(7)	4,518

Europe product revenue:
Design Analysis Solutions	6,004	1,761	42	4,243	(1,061)	(20)	5,304
Manufacturing Solutions	2,239	157	8	2,082	615	42	1,467

Total	8,243	1,918	30	6,325	(446)	(7)	6,771

Total product revenue:
Design Analysis Solutions	17,461	4,228	32	13,233	(1,622)	(11)	14,855
Manufacturing Solutions	8,602	4,576	114	4,026	1,011	34	3,015

Total	$26,063	$8,804	51%	$17,259	$(611)	(3)%	$17,870

Percentage of total product revenue:
Design Analysis Solutions	67%			77%			83%
Manufacturing Solutions	33			23			17

Total	100%			100%			100%

     Our product revenue includes both license fees for our packaged software application products and product fees for our manufacturing management systems and hot runner process controllers. Typically, our customers pay an up-front, one-time fee for our products. For our packaged software applications, the amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a “click-wrapped” software license agreement that is included as part of each customer’s installation process. For sales of our other packaged software products, we generally require a signed license agreement. For our manufacturing management and hot runner process controllers, the amount of the fee depends upon the number and type of software modules licensed with the system, if any, and the system’s hardware components. We generally require a signed license agreement for sales of our manufacturing management systems that have significant application software functionality. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these payments as revenue as well, but such amounts have been immaterial to date.

      In fiscal 2004, our product revenue increased by $8.8 million, or 51%, from $17.3 million in 2003 to $26.1 million in 2004. This increase was due, in part, to sales of products acquired in our acquisition of American MSI Corporation, which contributed $4.9 million of product revenue during the fiscal year. In addition, our product revenue grew as the result of the introduction of new products and our extended distribution capabilities, which allowed us to reach a broader segment of the mid-range design market.

      We added approximately 425 new customers in fiscal 2004, compared to approximately 320 and 460 new customers in 2003 and 2002, respectively. Sales to new customers represented 31% of total product revenue in fiscal 2004, compared to 39% and 40% of total product revenue in 2003 and 2002, respectively. We believe that the lower percentage of revenue from new customers in 2004 and 2003 is a result of the introduction of new product modules in our DAS business that are typically sold to existing customers and our strategy of pursuing larger follow-on transactions for our MS business.

      Pricing of individual products within our product families can vary greatly, and the mix of products sold during a given period can significantly impact our average selling price per seat. As such, we do not believe that an average selling price per seat provides a meaningful measure of our business.

     Design Analysis Solutions Product Revenue

      Product revenue from our Design Analysis Solutions (“DAS”) increased by $4.2 million, or 32%, to $17.5 million in 2004 when compared to 2003, due mostly to strong sales results in the Asia/ Australia region, in particular in Japan, Korea and Taiwan, and in the Europe region, in particular in France and Germany. We believe that this strong sales growth is the result of a number of factors, including economic recovery in certain of our key markets, new product introductions that expanded our base of potential customers and the expansion of our indirect distribution channel.

      In December 2003, we released MPA version 7.0, which introduced new complementary add-on modules to our previous MPA product. We believe that this product release has increased the appeal of the product to a broader base of engineers, resulting in increased sales of this product family in the second half of fiscal year 2004.

      We experienced a decline of $1.6 million, or 11%, in our Design Analysis Solutions product revenue from 2002 to 2003. Demand for our DAS products is largely driven by the number of new designs and molds created to meet the demand for the end products of our customers. The industries in which many of our key customers operate, including the consumer products, telecommunications and electronics industries, were among those most severely impacted by prolonged economic pressures which began during 2001. As such, in many cases, these companies reduced their spending on capital items, including spending on our products. We believe that the decline in DAS product revenues during fiscal 2003 was due to lower demand for these products as a result of the challenging economic conditions that were affecting our major end-user and geographic markets, including the U.S. and Europe, which resulted in decreases in the related product revenue in these regions of 21% and 20%, respectively. The decline was partially offset by a 2% increase in revenue from our Asia/ Australia region, which included a 30% increase in product revenue in Japan.

      DAS product revenue in Japan was $5.7 million in fiscal 2004 compared to $4.4 million and $3.9 million in fiscal 2003 and 2002, respectively. We believe that the increase in product revenue in Japan in both 2004 and 2003 was a result of a broadening of the market for our products beyond our traditional customer base to include participants in the automotive and electronics supply chains and a result of a mild economic recovery in Japan which resulted in higher levels of capital spending by our customers. To a lesser extent, favorable exchange rates also contributed to the growth of Japanese revenue.

      We sold 544 seats of DAS products in fiscal 2004, compared to 476 and 790 seats of these products in 2003 and 2002, respectively.

     Manufacturing Solutions Product Revenue

      Product revenue from our Manufacturing Solutions (“MS”) products increased by $4.6 million, or 114%, to $8.6 million in 2004 compared to 2003, due primarily to sales of hot runner process controllers, a product line that was acquired in our January 2004 acquisition of AMSI. Sales of hot runner process controllers accounted for $4.9 million of our MS product revenue in 2004. Excluding the sales of these products, revenues from our traditional manufacturing process monitoring and control products decreased by $311,000 in 2004 when compared to 2003. That decline resulted from lower sales volumes in the United States, which we believe was due to a combination of factors. These factors included continued challenging economic conditions experienced by United States-based manufacturing companies, including the plastics industry, during fiscal 2004 and, to a lesser degree, the impact of the reorganization of our operations into business units and changes to sales territory assignments during the second half of the year.

      Sales of our MS products increased by $1.0 million, or 34%, to $4.0 million in 2003 compared to 2002. The increase in this revenue was primarily attributable to growth in our European market, and to a lesser degree, favorable foreign exchange rates. The growth in the underlying business was primarily the result of orders received for large plant-wide implementations in the electronics and automotive sectors and the impact of revenue in Europe from sales of our production monitoring products, which contributed revenue of $373,000 following our January 2003 acquisition of CPI.

      We sold 929 seats of our MS products in fiscal 2004, including 345 units of our hot runner process controllers, compared to 633 and 332 seats of MS products in 2003 and 2002, respectively.

     Services Revenue

      We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees and material testing services. In fiscal 2004, services revenue from the DAS business unit was $20.4 million and services revenue from the MS business unit was $2.2 million. Prior to fiscal 2004, services revenue was not separately tracked by product line.

      Services revenue accounted for approximately 47% of our total revenue in 2004, compared to 53% and 49% of our total revenue in 2003 and 2002, respectively. Revenues derived from services increased by 17% in 2004 and by 12% in 2003. These increases were primarily from the sale of maintenance contracts, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in prior years.

     Cost of Revenue

		Increase			Increase
		(Decrease)			(Decrease)
		Compared			Compared
		to Prior			to Prior
		Fiscal Year			Fiscal Year
	Fiscal			Fiscal			Fiscal
	2004	$	%	2003	$	%	2002

	(In thousands)
Cost of revenue:
Product	$5,203	$2,239	76%	$2,964	446	18%	$2,518
Services	4,536	3,326	275	1,210	(191)	(14)	1,401

	$9,739	$5,565	133%	$4,174	255	7%	$3,919

As a percentage of total revenue	20%			11%			11%

     Cost of Product Revenue

      Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to intangible assets acquired in our acquisition of AMSI.

      Our cost of product revenue was $5.2 million in 2004, $3.0 million in 2003 and $2.5 million in 2002. In 2004, cost of product revenue increased by 76% due principally to a shift in the mix of our product revenue. Product revenue for our Manufacturing Solutions products, which have a higher cost of material than our Design Analysis Solutions products, comprised 33% of our total product revenue in 2004, as compared to 23% in 2003 and 17% in 2002. Further, in 2004, the mix of products sold within our Manufacturing Solutions product line included hot runner process controller products, acquired in our January 2004 acquisition of AMSI, which have a higher cost of material than other products in this product line. In 2003, the cost of product revenue included a $179,000 charge to write-off certain inventory in connection with our March 2003 restructuring plan. In addition, amortization expense arising from capitalized software development costs was $286,000 in 2004, compared to $146,000 in 2003 and $71,000 in 2002, a result of the increase in our capitalized software development costs.

Cost of Services Revenue

      Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

      Our cost of services revenue was $4.5 million in 2004, $1.2 million in 2003 and $1.4 million in 2002. The significant increase in these expenses from 2003 to 2004 was due primarily to the impact of an organizational change and redirection of our technical sales staff from research and development and sales functions to our post-sales and implementation groups, the costs of which are included in cost of services revenue. The decrease from 2002 to 2003 was primarily a result of reduced compensation and facility costs resulting from our April 2002 restructuring plan.

Research and Development

		Increase			Increase
		(Decrease)			(Decrease)
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2004	$	%	Fiscal 2003	$	%	Fiscal 2002

(In thousands)
Research and development	$6,471	$821	15%	$5,650	$(584)	(9)%	$6,234
As a percentage of total revenue	13%			15%			18%

      We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point of the product’s release. Prior to fiscal 2002, costs eligible for capitalization were not significant. Since that time, the complexity of many of our newly developed software products has increased, and, as a result, the period of time and costs incurred between the establishment of technological feasibility of the product and the point of the product’s release have increased. Accordingly, the amount of capitalized research and development costs has also increased.

      In accordance with SFAS No. 86, research and development costs of $856,000, $669,000 and $602,000 were capitalized in 2004, 2003 and 2002, respectively. All such capitalized costs are being amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years. We expect to incur additional capitalizable software development costs of similar amounts in fiscal 2005 with the planned releases of several product enhancements.

      Our research and development expenses were $6.5 million in 2004, $5.7 million in 2003 and $6.2 million in 2002, excluding amounts incurred and capitalized for software development. The increase in 2004 was primarily attributable to increased compensation expense, which resulted from the combination of several factors, including the impact of changes in foreign currency exchange rates, our annual salary increases that took effect in October 2003, and development staff added in our January 2004 acquisition of AMSI, offset in part by an increase of $187,000 in the amount of capitalized software development costs and the redirection of some members of our technical staff to post-sales and implementation groups. The decrease from 2002 to 2003 was attributable to a $67,000 increase in the amount of capitalized software costs and the elimination of 12 technical positions as a result of our April 2002 restructuring, which reduced our compensation and headcount related expenses.

Selling and Marketing

		Increase			Increase
		(Decrease)			(Decrease)
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2004	$	%	Fiscal 2003	$	%	Fiscal 2002

(In thousands)
Selling and marketing	$20,009	$1,371	7%	$18,638	$504	3%	$18,134
As a percentage of total revenue	41%			51%			52%

      We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of salaries, commissions paid to our sales staff and third-party manufacturers’ representatives, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials, and public relations programs.

      Our selling and marketing expenses were $20.0 million in 2004, $18.6 million in 2003 and $18.1 million in 2002. The increase from 2003 to 2004 was primarily a result of a $2.6 million increase in employee compensation costs and third-party incentive payments related to increased sales and annual salary adjustments, salaries and commissions related to personnel added as a result of the AMSI acquisition, additional travel expenses of $312,000, and spending for marketing promotional activities. These increases were offset, in part, by the impact of our redirection in 2004 of sales resources to customer support and implementation activities, the cost of which is included in cost of services revenue. This organizational change reduced our selling and marketing expenses by $1.3 million as compared to 2003 and increased cost of services revenue by a corresponding amount.

      The increase in expense in 2003 as compared to 2002 was primarily attributable to increased commission expense resulting from our increased total revenue, and to a lesser degree, foreign exchange rates. This increase was partially offset by the impact of our elimination of 17 sales and marketing positions in April 2002 as part of our restructuring plan.

General and Administrative

		Increase			Increase
		(Decrease)			(Decrease)
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2004	$	%	Fiscal 2003	$	%	Fiscal 2002

(In thousands)
General and administrative	$8,548	$1,306	18%	$7,242	$582	9%	$6,660
As a percentage of total revenue	18%			20%			19%

      General and administrative expenses include compensation, legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.

      Our general and administrative expenses were $8.5 million in 2004, $7.2 million in 2003 and $6.7 million in 2002. In 2004, the increase in general and administrative expenses was due to increased compensation expense, including approximately $191,000 in costs related to personnel added as a result of the AMSI acquisition, changes in foreign currency exchange rates, and an increase of $647,000 in professional service fees, including the cost of audit, tax, Sarbanes-Oxley compliance and preparation costs, and other compliance and accounting services. In light of the more highly regulated financial reporting environment, we expect these costs to increase in fiscal 2005 as we continue to comply with these requirements.

      In 2003, the expense increase was a result of higher compensation costs and escalating professional service fees, including the cost of our audit, tax planning and compliance and other accounting services.

Restructuring Charges

		Increase			Increase
		(Decrease)			(Decrease)
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2004	$	%	Fiscal 2003	$	%	Fiscal 2002

(In thousands)
Restructuring charges	$508	$103	25%	$405	$(867)	(68)%	$1,272
As a percentage of total revenue	1%			1%			4%

      In 2004, we enacted a corporate restructuring plan related to our January 2004 acquisition of AMSI that included the termination of three employees from sales and management positions in the United States and Italy.

      In 2003, we incurred a $405,000 charge related to actions we took to restructure our business. The restructuring was a result of our January 2003 acquisition of CPI, and was enacted to integrate CPI’s operations into our existing operations and to incorporate CPI’s products into our current product line. This restructuring plan included the involuntary termination of four technical employees, a reduction of space at a leased facility, and the write-off of inventory, other assets and certain intangible assets that became obsolete or otherwise impaired by the integration of CPI’s products and operations. All such charges and expense, except the charge to write-off inventories, have been included as restructuring charges.

      In 2002, we incurred a $1.3 million charge related to our April 2002 restructuring plan. This plan was enacted to resize the Company and reduce overhead in light of the economic climate. The restructuring included the involuntary termination of 37 employees in several countries and the closure or reduction of certain leased offices. The severance portion of the charge was $382,000 and affected staff across all major functions. The largest component of the charge, $606,000, was related to a 40% reduction in the utilization of our leased space in the United Kingdom. Other components of the charge included $66,000 of lease termination costs for facilities in the United States and France, $52,000 of lease termination costs for equipment and automobiles and $166,000 of professional fees for tax and legal consultation. See Note 10 to our consolidated financial statements.

Amortization of Acquired Intangible Assets

		Increase			Increase
		(Decrease)			(Decrease)
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2004	$	%	Fiscal 2003	$	%	Fiscal 2002

(In thousands)
Amortization of acquired intangible assets	$445	$(160)	(26)%	$605	$(51)	(8)%	$656
As a percentage of total revenue	1%			2%			2%

      These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include developed technology, customer base, customer order backlog and non-compete agreements, which are amortized over their economic lives, ranging from six months to seven years.

      Amortization of other acquired intangible assets was $445,000 in 2004, $605,000 in 2003 and $656,000 in 2002. The reduction in amortization expense in 2004 from 2003 reflects the completion of amortization of intangible assets acquired in the 2000 acquisition of Advanced CAE Technology, Inc. (“C-Mold”) and the 2001 acquisition of Branden Technologies upon reaching the end of their estimated useful lives. The reduction in amortization expense in 2003 from the write-off of certain intangible assets in relation to our March 2003 restructuring plan was partially offset by $54,000 of new amortization expense resulting from our January 2003 acquisition of the operations of CPI.

Interest Income, Net

      Interest income, net includes interest income earned on invested cash balances, net of our cost of borrowings, including interest cost incurred on our working capital lines of credit.

      Our interest income was $1.2 million in 2004, $1.1 million in 2003 and $1.5 million in 2002. In 2004 and 2003, we earned lower income on our investments due to the declining interest rate environment, as reinvestments of maturities were at lower rates than in previous years.

Other Income (Loss), Net

      Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

      Our other income (loss) was a loss of $15,000 in 2004, a loss of $198,000 in 2003 and a gain of $1.7 million in 2002. In 2004 and 2003, the losses were the result of hedging activities, and were offset in whole by favorable foreign exchange effects realized in our operations during the periods. During 2002, we realized a net gain of $625,000 on the sale of land and other property in Australia, a net gain of $504,000 on the sale of our remaining minority investment in an Indian software company and other income of $446,000 arising from our settlement of several claims against an escrow account established at the time of our acquisition of Advanced CAE Technology, Inc. (“C-Mold”).

Provision for Income Taxes

      Our effective income tax rate was 37% on pre-tax income of $4.2 million for 2004, 115% on pre-tax income of $802,000 for 2003 and 44% on pre-tax income of $1.4 million for 2002. The difference between the U.S. federal statutory income tax rate of 34% and the effective tax rate provision of 37% in 2004 was due primarily to operating losses in the U.S. that could not be benefited, non-deductible acquisition related amortization costs and taxes payable in certain foreign jurisdictions at rates which differ from the U.S. statutory federal income tax rate. In 2003 and 2002, we incurred income taxes payable in certain foreign jurisdictions that could not be offset in the financial statement tax provision by tax benefits arising from losses in other jurisdictions. We expect that a similar result could occur in future periods due to the globally distributed nature of our operations and certain fixed income amounts in those jurisdictions.

      Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets, changes in the tax law and potential acquisitions. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlements of claims, acquisitions of other companies or other similar events. We currently believe that our fiscal 2005 effective tax rate will be in the range of 31% to 33%, subject to any material changes in these factors.

      We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss carryforwards in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At June 30, 2004, we had total net deferred tax assets of $166,000, net of a tax asset valuation allowance of $1.5 million and deferred tax liabilities of $884,000. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

Business Combinations

      Over the past three fiscal years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date	Company	Details

January 2004	American MSI Corporation	The acquisition of American MSI Corporation provided us advanced hot runner process controller products that assure that materials are kept in an optimal state until injected into the part cavity during the manufacturing process. This acquisition has been integrated into our Manufacturing Solutions business unit.
January 2003	Côntrole de Processus Industriels	The acquisition of the ongoing operations and certain assets of Côntrole de Processus Industriels brought us a product that monitors production equipment in a plastics manufacturing factory, providing real-time data capture and monitoring in a networked environment. This acquisition has been integrated into our Manufacturing Solutions business unit.

Liquidity and Capital Resources

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Cash provided by operating activities	$6,467	$2,384	$4,961
Cash provided by (used in) investing activities	(10,827)	(13,398)	8,836
Cash provided by (used in) financing activities	1,226	(524)	(55)
Effect of exchange rate changes on cash and cash equivalents	801	2,224	923

Net increase (decrease) in cash and cash equivalents	(2,333)	(9,314)	14,665
Cash and cash equivalents, beginning of year	38,320	47,634	32,969

Cash and cash equivalents, end of year	$35,987	$38,320	$47,634

Marketable securities, end of year	$15,665	$13,820	$3,233

Cash, cash equivalents and marketable securities, end of year	$51,652	$52,140	$50,867

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of June 30, 2004, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $36.0 million, our marketable securities balance of $15.7 million and our credit facilities. In January 2004, we renewed our primary $5.0 million unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at June 30, 2004. These covenants include liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At June 30, 2004, we had employed $443,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.6 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of June 30, 2004, we had no outstanding debt.

      At June 30, 2004, our marketable securities consisted of corporate bonds and U.S. government securities with maturities at date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2004, we were in compliance with this internal policy.

      Net cash provided by operating activities was $6.5 million in 2004, $2.4 million in 2003 and $5.0 million in 2002. The increase in cash generated from operations in 2004 compared to 2003 was primarily the result of our increased earnings after the effect of non-cash expenses, such as depreciation and amortization. In addition, our base of customers under maintenance and support contracts has increased. As most of these contracts are prepaid at the start of the contract period, we experienced an increase in deferred revenue and cash. Also, increases in accounts payable, accrued expenses and other long-term liabilities contributed to the increase in cash provided by operations. In both 2002 and 2003, cash was primarily provided by net income (loss) as adjusted for non-cash items. In 2003, non-cash items included depreciation and amortization charges of $2.2 million, realized foreign exchange losses of $160,000, the write-off of assets due to our restructuring activities of $471,000 and other smaller items. In 2002, we realized net gains of $622,000 on the sale of land and certain other property in Australia, a net gain of $504,000 on the sale of our investment an Indian software company and net foreign exchange gains of $206,000. Non-cash charges in 2002 also included $2.0 million of depreciation and amortization, additional provisions for doubtful accounts and other smaller non-cash charges.

      Investing activities consumed $10.8 million of cash in 2004. During the year, we used $7.1 million of cash to acquire AMSI, net of cash acquired and including direct acquisition costs. In addition, we invested $1.8 million, net, of our cash in marketable securities, we used $1.0 million to purchase fixed assets, and $856,000 of costs were capitalized related to the development of software products. Investing activities used cash of $13.4 million in 2003, primarily from the net investment of cash in marketable securities of $10.6 million. In addition, $1.2 million was used to purchase fixed assets, $902,000 was used to purchase the assets and the ongoing operations of CPI and $669,000 of costs were capitalized related to the development of software products. In 2002, marketable securities matured or were otherwise converted into cash equivalents, increasing our cash and cash equivalents by $9.1 million. Also, we used cash of $1.1 million to purchase fixed assets and we capitalized $602,000 of costs related to the development of software products.

      Net cash of $1.2 million was provided by financing activities in 2004. This cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan. Net cash of $524,000 and $55,000 was used in financing activities in 2003 and 2002, respectively. In both years, the amount of cash used to reacquire shares of our outstanding common stock was partially offset by proceeds received from stock option exercises, purchases of stock under our Employee Stock Purchase Plan and repayment of notes receivable from stockholders.

      We are authorized to repurchase up to 500,000 shares of our common stock. We did not purchase any such shares in 2004.

      We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this Annual Report. Capital expenditure requirements for fiscal 2005 are expected to be approximately $2.0 million, primarily for the purchase of fixed assets. We also expect to continue to capitalize costs related to our software development activities in an amount similar to or less than fiscal 2004. Long term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Contractual Obligations

      The following table summarizes our significant financial contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at June 30, 2004.

	Payments Due by Period

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating lease obligations	$7,230	$2,317	$2,519	$1,212	$1,182
Purchase obligations(1)	1,780	1,525	255	—	—

Total	$9,010	$3,842	$2,774	$1,212	$1,182

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Off-Balance Sheet Financing Arrangements

      We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

      We believe that there are no recent accounting pronouncements that will have a significant impact on our results of operations or financial position that have not been previously disclosed.

Impact of Inflation

      We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

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

      The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. We recently completed the acquisition of AMSI, a provider of hot runner process controllers, with products focused solely on the manufacturing market. In connection with this acquisition, we reorganized our business into two strategically focused business units, one focused on Design Analysis Solutions products and one on Manufacturing Solutions products. This change in organizational structure may lead to further disruption in our business operations, as we have split our direct sales force into product-specific sales forces, each of which will be reporting directly to the responsible business unit leader. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because these products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Further, our acquisition of AMSI may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology into our product platform. Our Manufacturing Solutions business unit is managed by the former chief executive officer and sole stockholder of AMSI and our ability to successfully integrate and further develop the AMSI business will be dependent on our ability to retain this employee.

A general economic slowdown, particularly in our end markets, may continue to impact our results.

      The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries experienced severe economic declines which significantly and adversely affected our business in fiscal 2002 and 2003. While general economic trends have improved in some geographic markets, continuation of this general economic slowdown, particularly in the discrete manufacturing industry, could materially and adversely affect us by decreasing our revenue as compared to prior years, or by lowering our revenue growth.

We are dependent on third parties such as resellers and distributors to distribute a substantial portion of our Manufacturing Solutions products.

      Following the acquisition of AMSI, we now distribute a substantial portion of our Manufacturing Solutions products through a network of independent, regional channel partners. In addition, we are adding more channel partners in geographically dispersed locations in order to sell our products to new customers. The channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we are highly dependent on the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and to support a larger installed base of our products following our acquisition of AMSI. If the channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

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

      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide because sales of our Manufacturing Solutions products and our services will result in lower gross margins and may result in a longer selling cycle, which effect may be more significant following the acquisition of AMSI, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis Solutions products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	our increased use of third parties such as distributors and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not yet be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the acquisition of other companies or other events,

•	currency and exchange rate fluctuations, and

•	timing and integration of acquisitions.

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

      In January 2004 we acquired American MSI Corporation, a privately held company specializing in development and sale of hot runner process controllers for the plastics processing industry. Further, we may engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms, or at all. If we merge with or acquire another company including AMSI, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We will have to devote a significant amount of time, management and financial resources to do so. Even with this investment of management and financial resources, the acquisition of AMSI or another business may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

The reorganization of our sales force may lead to disruption in our sales activity.

      Late in fiscal 2004, we made certain changes to our overall business by creating two separate business units focused on our two product lines. Along with this change, we reorganized our worldwide sales force.

These changes may result in a decrease in sales productivity which would lead to a decrease in revenue in one or both of our business units. Future restructurings of the sales force could result in further transition issues and could adversely impact our revenue and financial condition.

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

We may lose sales if we are unable to protect important intellectual property.

      Our ability to compete effectively against other companies in our industry will depend, in part, on our ability to protect our proprietary rights in our technology. We may be unable to maintain the proprietary nature of our technology. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

      We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology,

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies,

•	patents of others may have an adverse effect on our ability to do business,

•	the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public,

•	our trade secrets may also become known without breach of such agreements or may be independently developed by competitors,

•	foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights and software piracy, particularly in certain countries in Asia, may result in lost revenue in those countries or to customers with worldwide operations, and

•	the cost of enforcing our intellectual property rights may reduce our future profitability.

Our financial condition or results of operations may be adversely affected by international business risks.

      The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenue is derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

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

      We operate in a highly competitive environment and may not be able to successfully compete. Companies in our industry and entities in similar industries could decide to focus on the development of software solutions for the design, analysis and manufacture of injection molded plastic parts. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. Increased competition may result in price reductions, reduced profitability and loss of market share.

Disruption of operations at our development or manufacturing facilities could interfere with our product development and production cycles.

      A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and Europe. Our manufacturing operations are performed in the United States and Ireland, using both in-house and contract manufacturing facilities. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development or manufacturing facilities could severely disrupt our operations.

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

If we are required to expense options granted under our employee stock plans as compensation, our net income and earnings per share would be significantly reduced.

      In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Certain proposals related to accounting for the grant of an employee stock option as an expense have been issued for comment by the Financial Accounting Standards Board. If such proposals are implemented, our net income and earnings per share will be negatively impacted.

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

      We develop our products in research centers in Australia, the United Kingdom, France and the United States. We sell our products globally through our direct sales force and indirect distributor channels. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates, political climate and economic conditions in foreign markets. In the future, we expect to increase our international operations in our existing markets and in geographic locations where we do not have any operations now.

      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. During 2004, our consolidated cash balances were impacted favorably by the strengthening of foreign currencies relative to the U.S. dollar, particularly with respect to the Australian dollar. At June 30, 2004, we had $24.0 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. We cannot assure you, however, that any efforts we make to hedge our exposure to currency exchange rate changes will be successful. For a more detailed description of our hedging activities, see “Item 7 — Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Hedge Accounting.”

      Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At June 30, 2004, the fair value and principal amounts of our bond portfolio amounted to $15.7 million, with a yield to maturity of 1.65%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Since January 2001, the United States Federal Reserve and European Central Bank have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income over the past three years. Our interest income will continue to fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. However, those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.

      In addition, our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries.

Item 8.	Financial Statements and Supplementary Data

      The index to the consolidated financial statements of Moldflow Corporation is included in Item 15, and the consolidated financial statements follow the signature pages to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of June 30, 2004, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors. Incorporated herein by reference is the information appearing under the captions “Information Regarding Directors” and “Information Regarding the Board of Directors and Its Committees” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Executive Officers. Incorporated herein by reference is the information appearing under the caption “Executive Officers” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated herein by reference is the information appearing under the caption “Information Regarding Moldflow Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

      Code of Ethics. Incorporated herein by reference is the information appearing under the caption “Code of Ethics” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated herein by reference is the information appearing under the captions “Information Regarding Moldflow Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference is the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      15(a)(1) Financial Statements

      The financial statements and notes thereto are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

      15(a)(2) Financial Statement Schedule

      The following are contained on the indicated pages of this Annual Report on Form 10-K:

Page No.

Schedule II — Valuation and Qualifying Accounts	43

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

EXHIBIT INDEX

Exhibit
No.		Title

2.	1	Agreement and Plan of Merger, dated February 11, 2000, by and among the Registrant, Moldflow Merger Corp. (a subsidiary of the Registrant), Advanced CAE Technology, Inc. d/b/a C-Mold (“C-Mold”) and certain stockholders of C-Mold. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
2.	2	Agreement and Plan of Merger by and among Moldflow Corp., MF Merger Sub I, Inc., American MSI Corp., the Timothy and Deborah Triplett Family Trust, Timothy L. Triplett and Deborah A. Triplett, dated January 23, 2004. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
3.	1	Third Amended and Restated Certificate of Incorporation of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.	2	Second Amended and Restated By-laws of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.	3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 19, 2002 and incorporated by reference thereto.)
3.	4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
4.	1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
10.	19	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	20	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.	21	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.	22	Moldflow Corporation Employee Stock Purchase Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.	23	Moldflow Corporation 1997 Equity Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.	32	Form of Director Indemnification Agreement to be entered into between the Registrant and each non-employee director. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)**

Exhibit
No.		Title

10.	33	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)**
10.	34	Lease, dated as of June 16, 2000 by and between Wayland Business Center, LLC, as Landlord and Moldflow Corporation as Tenant. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on September 22, 2000 and incorporated by reference thereto.)
10.	36	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.)
10.	37	Letter Agreement between Moldflow Corporation and Marc Dulude dated as of July 2, 2002.** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	38	Employment Agreement, dated August 16, 2002, between the Registrant and Suzanne E. Rogers MacCormack.** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	39	Employment Agreement, dated August 16, 2002, between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	40	Employment Agreement, dated January 23, 2004, between the Registrant and Timothy Triplett.** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
10.	41	Employment Agreement, dated August 16, 2002, between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	42	Loan Modification Agreement, dated as of June 11, 2002, between Silicon Valley Bank and Moldflow. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	43	Loan Modification Agreement, dated as of June 26, 2002, between Silicon Valley Bank and Moldflow. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	44	Loan Modification Agreement, dated as of December 6, 2002, between Silicon Valley Bank and Moldflow. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	45	Employment Agreement, dated November 1, 2002, between the Registrant and Ian M. Pendlebury.** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	46	Employment Agreement, dated October 31, 2002, between the Registrant and Peter K. Kennedy.** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)

Exhibit
No.		Title

10.	47	Employment Agreement, dated November 12, 2002, between the Registrant and Lori M. Henderson. ** (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.	48	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
10.	49	Loan Modification Agreement, dated January 15, 2004, between Silicon Valley Bank and Registrant (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
21.	1	Subsidiaries of the Registrant. (Filed herewith.)
23.	1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.	1	Certification of Chief Executive Officer. (Filed herewith.)
31.	2	Certification of Chief Financial Officer. (Filed herewith.)
32.	1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.	2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

      15(b) Reports on Form 8-K

      Current Report on Form 8-K furnished on April 22, 2004 attaching the press release reporting the Company’s financial results for its fiscal quarter and nine months ended March 27, 2004.

      Current Report on Form 8-K furnished on August 3, 2004 attaching the press release reporting the Company’s financial results for its fiscal quarter and fiscal year ended June 30, 2004.

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

Date: September 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. ROLAND THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2004

/s/ SUZANNE E. MACCORMACK	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2004

/s/ MARC J.L. DULUDE	Director	September 10, 2004

/s/ ROGER E. BROOKS	Director	September 10, 2004

/s/ FRANK W. HAYDU III	Director	September 10, 2004

/s/ ROBERT J. LEPOFSKY	Director	September 10, 2004

/s/ ROBERT P. SCHECHTER	Director	September 10, 2004

SCHEDULE II

Schedule II.	Valuation and Qualifying Accounts

	Beginning					Ending
Item	Balance	Additions		Deductions		Balance

		(In thousands)
For the year ended June 30, 2004:
Allowance for doubtful accounts	$347	$139	(a)	$(66	)(b)	$420
Deferred tax asset valuation allowance	789	852	(a)	(127	)(c)	1,514
For the year ended June 30, 2003:
Allowance for doubtful accounts	315	92	(a)	(60	)(b)	347
Deferred tax asset valuation allowance	370	595	(a)	(176	)(c)	789
For the year ended June 30, 2002:
Allowance for doubtful accounts	366	211	(a)	(262	)(b)	315
Deferred tax asset valuation allowance	4,496	511	(a)	(4,637	)(c)	370

(a)	Additional provisions and foreign currency translation effects.

(b)	Specific write-offs, recoveries and foreign currency translation effects.

(c)	Utilization of net operating losses, reductions in other deferred tax assets and foreign currency translation effects.

MOLDFLOW CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30,

	2004	2003

	(In thousands, except
	share and per share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$35,987	$38,320
Marketable securities	15,665	13,820
Accounts receivable, net of allowance for doubtful accounts of $420 and $347 at June 30, 2004 and 2003, respectively	8,578	6,147
Inventories	1,246	313
Prepaid expenses	3,442	2,189
Other current assets	2,063	2,509

Total current assets	66,981	63,298
Fixed assets, net	3,502	3,528
Acquired intangible assets, net	1,986	685
Goodwill	18,625	9,670
Other assets	3,264	2,296

Total assets	$94,358	$79,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,251	$1,684
Accrued expenses	9,653	7,439
Deferred revenue	10,013	8,551

Total current liabilities	22,917	17,674
Deferred revenue	605	513
Other long-term liabilities	1,257	641

Total liabilities	24,779	18,828

Contingencies, commitments and guarantor arrangements (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2004 and 2003; no shares issued and outstanding at June 30, 2004 and 2003	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized at June 30, 2004 and 2003; 10,619,432 shares issued and outstanding at June 30, 2004; 10,217,299 shares issued and 10,031,882 outstanding at June 30, 2003	106	102
Additional paid-in capital	67,554	62,867
Treasury stock, at cost; no shares at June 30, 2004 and 185,417 shares at June 30, 2003	—	(926)
Accumulated deficit	(1,462)	(4,090)
Accumulated other comprehensive income	3,381	2,696

Total stockholders’ equity	69,579	60,649

Total liabilities and stockholders’ equity	$94,358	$79,477

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,

	2004	2003	2002

	(In thousands, except
	per share data)
Revenue:
Product	$26,063	$17,259	$17,870
Services	22,610	19,366	17,218

Total revenue	48,673	36,625	35,088

Costs and expenses:
Cost of product revenue	5,203	2,964	2,518
Cost of services revenue	4,536	1,210	1,401
Research and development	6,471	5,650	6,234
Selling and marketing	20,009	18,638	18,134
General and administrative	8,548	7,242	6,660
Restructuring charges	508	405	1,272
Amortization of acquired intangible assets	445	605	656

Total operating expenses	45,720	36,714	36,875

Income (loss) from operations	2,953	(89)	(1,787)
Interest income	1,248	1,106	1,464
Interest expense	(36)	(17)	(9)
Other income (loss), net	(15)	(198)	1,712

Income before income taxes	4,150	802	1,380
Provision for income taxes	1,522	920	600

Net income (loss)	$2,628	$(118)	$780

Net income (loss) per common share:
Basic	$0.26	$(0.01)	$0.08
Diluted	$0.24	$(0.01)	$0.08
Shares used in computing net income (loss) per common share:
Basic	10,277	10,020	10,076
Diluted	10,839	10,020	10,360

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
							Notes		Accumulated
			Additional	Treasury Stock		Deferred	Receivable		Other	Total
	Shares	Par	Paid-In			Stock	from	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Issued	Value	Capital	Shares	Cost	Compensation	Stockholders	Deficit	Income (Loss)	Equity	Income

	(In thousands, except share data)
Balance at June 30, 2001	10,094,763	$101	$62,507	—	$—	$(28)	$(37)	$(4,752)	$(198)	$57,593
Purchase of treasury stock				(50,000)	(464)					(464)
Exercise of stock options	23,276	—	46							46
Issuance of stock under employee stock purchase plan	28,136	—	216	14,638	137					353
Amortization of deferred compensation						20				20
Interest on notes receivable from stockholders							(2)			(2)
Repayment of notes receivable from stockholders							10			10
Comprehensive income:
Net income								780		780	$780
Change in unrealized losses on investments, net of taxes									(880)	(880)	(880)
Change in unrealized losses on hedging instruments, net of taxes									(422)	(422)	(422)
Foreign currency translation adjustment									1,606	1,606	1,606

Comprehensive income											$1,084

Balance at June 30, 2002	10,146,175	101	62,769	(35,362)	(327)	(8)	(29)	(3,972)	106	58,640
Purchase of treasury stock				(194,165)	(909)					(909)
Exercise of stock options	71,124	1	67							68
Issuance of stock under employee stock purchase plan			(22)	44,110	310					288
Amortization of deferred compensation						8				8
Net repayment of notes receivable from stockholders							29			29
Tax benefits from exercise of stock options			53							53
Comprehensive income:
Net loss								(118)		(118)	$(118)
Change in unrealized losses on investments, net of taxes									(993)	(993)	(993)
Change in unrealized losses on hedging instruments, net of taxes									306	306	306
Foreign currency translation adjustment									3,277	3,277	3,277

Comprehensive income											$2,472

Balance at June 30, 2003	10,217,299	102	62,867	(185,417)	(926)	—	—	(4,090)	2,696	60,649
Issuance of common stock in connection with the acquisition of AMSI (Note 3)	202,424	2	3,644	146,864	745					4,391
Exercise of stock options	199,709	2	963							965
Issuance of stock under employee stock purchase plan			80	38,553	181					261
Comprehensive income:
Net income								2,628		2,628	$2,628
Change in unrealized losses on investments, net of taxes									(607)	(607)	(607)
Change in unrealized losses on hedging instruments, net of taxes									(19)	(19)	(19)
Foreign currency translation adjustment									1,311	1,311	1,311

Comprehensive income											$3,313

Balance at June 30, 2004	10,619,432	$106	$67,554	—	$—	$—	$—	$(1,462)	$3,381	$69,579

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,628	$(118)	$780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets	1,428	1,429	1,308
Amortization of acquired intangible assets	505	605	656
Amortization of capitalized software development costs	286	146	71
Provisions for doubtful accounts	139	92	211
Foreign exchange (gains) losses	1	160	(206)
Write-off of assets due to restructuring activities	—	471	—
Gain on sale of investment in unaffiliated company	—	—	(504)
Gain on disposals of fixed assets	—	—	(622)
Other non-cash charges or expenses	13	78	94
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(621)	47	1,705
Inventories, prepaid expenses, and other current assets	(16)	(882)	(78)
Other assets	(156)	(157)	(341)
Accounts payable	649	399	38
Accrued expenses and other long-term liabilities	638	(583)	870
Deferred revenue	973	697	979

Net cash provided by operating activities	6,467	2,384	4,961

Cash flows from investing activities:
Purchases of fixed assets	(1,035)	(1,240)	(1,143)
Capitalization of software development costs	(856)	(669)	(602)
Proceeds from fixed asset disposals	—	—	931
Purchases of marketable securities	(11,105)	(14,822)	—
Sales of marketable securities	9,260	4,235	9,085
Acquisition of AMSI, net of cash acquired	(7,091)	—	—
Acquisition of CPI	—	(902)	—
Proceeds from sale of investment in unaffiliated company	—	—	565

Net cash provided by (used in) investing activities	(10,827)	(13,398)	8,836

Cash flows from financing activities:
Proceeds from issuance of common stock	1,226	356	399
Purchase of treasury stock	—	(909)	(464)
Collection of notes receivable from stockholders	—	29	10

Net cash provided by (used in) financing activities	1,226	(524)	(55)

Effect of exchange rate changes on cash and cash equivalents	801	2,224	923

Net increase (decrease) in cash and cash equivalents	(2,333)	(9,314)	14,665
Cash and cash equivalents, beginning of year	38,320	47,634	32,969

Cash and cash equivalents, end of year	$35,987	$38,320	$47,634

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,233	$2,814	$930

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Business

      Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software applications and hardware for the design, engineering and manufacture of injection-molded plastic parts and, as such, revenues are derived primarily from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

      On April 13, 2000, the Company completed its acquisition of Advanced CAE Technology, Inc., which formerly conducted business as “C-Mold”. On March 28, 2001, the Company acquired all of the outstanding shares of Branden Technologies, Inc. On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l. (“CPI”). On January 23, 2004, the Company acquired all of the outstanding shares of American MSI Corporation (“AMSI”). These business combinations were accounted for using the purchase method of accounting. Accordingly, these consolidated financial statements include the results of operations of C-Mold, Branden, CPI and AMSI from the dates of their respective acquisition (Note 3).

      The Company’s fiscal year end is June 30. References to 2004, 2003 or 2002 mean the fiscal year ended June 30, unless otherwise indicated.

      Certain prior year balance sheet amounts have been reclassified to conform with the fiscal 2004 presentation.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has no special purpose entities.

Foreign Currency Translation

      Assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the rates in effect at the balance sheet date. Statement of operations amounts are translated at the average rate for the year. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income and expense. Net foreign currency transaction gains (losses) were $1,000, ($160,000) and $206,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents

      All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments and money market accounts of major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at amortized cost, which approximates fair value. At June 30, 2004, 33%, 23%, 14%, 14%, and 4% of the Company’s cash and cash equivalents were invested in money market and investment accounts of five separate financial institutions; the remaining 12% of cash and cash equivalents were held in various operating bank accounts. At June 30, 2003, 30%, 27%, 21% and 14% of the Company’s cash and cash equivalents were invested in money market, deposit and investment accounts of four separate financial institutions; the remaining 8% were held in various operating bank accounts.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

      At June 30, 2004 and 2003, the Company’s marketable securities consisted of debt securities with maturities at the date of purchase in excess of three months. At June 30, 2004, marketable securities included $11.1 million of corporate bonds and $4.6 million of U.S. government bonds. At June 30, 2003, marketable securities included $13.8 million of corporate bonds. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income, net of the related tax effect. As of June 30, 2004 and 2003, the unrealized gains (losses) on these marketable securities were ($58,000) and $9,500, net of related tax effects, respectively.

Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable and marketable securities. The Company’s customer base consists of a large number of geographically dispersed customers. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. To date, such losses, in the aggregate, have not exceeded management expectations.

      The Company invests its excess cash in financial instruments with high credit quality in accordance with its investment policy, as approved by the board of directors. The primary objective of this policy is the preservation of the Company’s capital. Investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2004 and 2003, the Company was in compliance with this policy.

Fair Value of Financial Instruments

      The Company’s financial instruments consist of primarily cash and cash equivalents, marketable securities, accounts receivable, hedging instruments and accounts payable. The carrying amounts of these instruments at June 30, 2004 and 2003 approximated their fair values.

Hedging

      The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to twelve months using currency options, zero cost collars and other combinations of options that constitute net purchased options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction impacts earnings or is considered probable of not occurring. Once the underlying forecasted transaction is realized or is considered probable of not occurring, the gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expense. At the inception of the hedge transaction and at least on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The assessment of hedge effectiveness is based on changes in an instrument’s total value. Management considers that, through the date of the forecasted sales and research and development payments, the hedge will be completely effective since the critical terms of the derivative contract exactly match those of the forecasted transaction.

      If the Company determines that a forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting for the ineffective portion of the instrument hedging the transaction. At that

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time and prospectively, any gain or loss on the instrument is recognized in current earnings as a component of other income and expense.

Inventories

      Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the market value of the items, based upon assumptions of future demand and market conditions, and their carrying value. There were no such write-downs in fiscal 2004. In the years ended June 30, 2003 and 2002, write-downs of $179,000 and $138,000, respectively, were recorded.

Fixed Assets

      Fixed assets, excluding buildings, are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. The Company’s building has been recorded at cost and is being depreciated over its estimated useful life using the diminishing value method. Maintenance and repair costs are charged to expense as incurred; improvements are capitalized. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts.

Goodwill and Acquired Intangible Assets

      Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchases of Advanced CAE Technology, Inc. (“C-Mold”), Branden Technologies, CPI and AMSI (Note 3). During fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (Note 4). Among other things, these standards address the accounting and reporting for goodwill and other acquired intangible assets at, and subsequent to, the date of acquisition. Under these standards, goodwill is no longer amortized. As a result, the Company stopped amortizing its goodwill as of July 1, 2001. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

      Other acquired intangible assets are amortized using the straight-line method over each asset’s respective estimated useful life. The useful lives of intangible assets acquired in the purchases of C-Mold, Branden Technologies, CPI and AMSI are as follows:

Estimated
Useful Life
(Years)

Customer base	3.5-7
Developed technology	4-7
Non-compete agreements	1-5
Customer order backlog	0.5

Long-Lived Assets

      The Company periodically evaluates its long-lived assets, which include fixed assets and acquired intangible assets, for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Revenue Recognition

      Revenue is derived from three principal sources: license fees for packaged software products; product fees for manufacturing management systems and hot runner process controllers; and service fees from maintenance and support contracts, consulting, implementation, training and material testing services.

Packaged Software Products and Manufacturing Management Systems

      For revenue derived from license fees for packaged software products and from product fees for manufacturing management systems, the Company follows AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company recognizes revenue from sales of software licenses upon product shipment provided that evidence of the arrangement exists, the license fee is fixed or determinable, and collection of the related receivable is reasonably assured and free of contingencies.

      Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, the Company considers these multiple elements of a single arrangement. The Company uses the residual method to recognize revenues from arrangements like these with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as installation and maintenance services, is deferred and the remaining portion of the total arrangement fee is recognized as revenue. The Company determines vendor-specific objective evidence of the fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers. The fair value of maintenance and support services may also be determined based on the price to be paid upon renewal of that service in accordance with the optional renewal terms offered contractually to a customer. If sufficient evidence of the fair value of an undelivered element does not exist, all revenue from the arrangement is deferred and recognized upon delivery of that element or at the time that fair value can be established for the undelivered element.

      The Company recognizes revenue from software maintenance and support contracts ratably over the related contract period and from training and other services as they are performed. The Company’s software products do not require significant modification or customization. Implementation of the products is generally routine and can be performed by the customer or other third-party providers.

Hot Runner Process Controllers

      For revenue derived from sales of hot runner process controllers and other hardware products with insignificant embedded software, the Company applies the guidance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commissions’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when the product is shipped to the customer, provided that evidence of the arrangement exists, legal title has passed to the customer, all significant contractual obligations have been satisfied, the arrangement fee is fixed or determinable and collection of the related receivable is reasonably assured. The Company’s hot runner process controllers do not require significant modification or customization and installation of the products is generally routine and may be performed by the customer or other third parties.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General

      If an arrangement includes customer acceptance criteria, the Company defers all revenue from the arrangement until acceptance is received or the acceptance period has lapsed, unless those acceptance criteria only require that the product perform in accordance with the Company’s standard published product specifications. If a customer’s obligation to pay the Company is contingent upon a future event such as installation or acceptance, the Company defers all revenue from the arrangement until that event has occurred.

      A portion of the Company’s revenue is derived from sales to resellers. The Company recognizes revenue upon delivery of the product to these resellers, provided that the same conditions for revenue recognition described above are met.

      The Company’s arrangements with customers, including resellers, do not contain any rights of product return, other than those related to standard warranty provisions that permit repair or replacement of defective goods. Anticipated warranty costs are accrued upon product shipment.

      Deferred revenue at each balance sheet date consists of deferred product revenue and deferred service revenue. Deferred product revenue is comprised of amounts that have been invoiced to customers upon delivery of a product, but are not yet recognizable as revenue because one or more of the conditions for revenue recognition have not been met. Deferred service revenue represents amounts invoiced to customers for maintenance and support contracts, which are recognized ratably over the term of the arrangements, or for implementation or training services that have not yet been provided.

Software Development Costs

      Costs associated with the research and development of the Company’s products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and are capitalized thereafter until the product is available for general release to customers. Subsequently, the costs are amortized to cost of product revenue over the estimated economic life of the product.

      Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stage are capitalized in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained For Internal Use.”

Advertising Costs

      The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended June 30, 2004, 2003 and 2002 were $1.2 million, $1.1 million and $1.1 million, respectively.

Income Taxes

      The Company’s provision for income taxes is comprised of a current and a deferred income tax provision. The current income tax provision is calculated as the estimated taxes payable or refundable for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected enacted rates in effect in the years during which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

      The Company accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is recorded for stock options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company’s common stock at the date of grant. The Company follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Note 15). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

      Had compensation cost been determined based on the fair value at the grant dates for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the pro forma amounts indicated below.

	Year Ended June 30,

	2004	2003	2002

	(In thousands,
	except per share data)
Net income (loss):
As reported	$2,628	$(118)	$780
Less: stock-based employee compensation expense determined under the fair value based method, net of related tax effect	(4,438)	(4,765)	(5,699)

Pro forma	$(1,810)	$(4,883)	$(4,919)

Net income (loss) per common share:
Basic — As reported	$0.26	$(0.01)	$0.08
Basic — Pro forma	$(0.18)	$(0.49)	$(0.49)
Diluted — As reported	$0.24	$(0.01)	$0.08
Diluted — Pro forma	$(0.18)	$(0.49)	$(0.49)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

	Year Ended June 30,

	2004	2003	2002

Dividend yield	—	—	—
Volatility	88.8%	69.8%	73.9%
Risk-free interest rate	3.1%	3.0%	4.5%
Expected option life (in years)	4.7	4.7	4.4

Net Income (Loss) Per Common Share

      Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including options, warrants and unvested restricted stock. The dilutive effect of options, warrants and unvested restricted stock to purchase common stock is determined under the treasury stock method using the average fair value of common stock for the period (Note 16).

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss). At June 30, 2004, accumulated other comprehensive income was comprised of $3.4 million of cumulative foreign currency translation adjustments, $48,000 of unrealized losses on marketable securities, and $6,000 of unrealized gains on hedging instruments. At June 30, 2003, accumulated other comprehensive income was comprised of $2.7 million of cumulative foreign currency translation adjustments, $10,000 of unrealized gains on marketable securities, and $27,000 of unrealized gains on hedging instruments. The individual components of comprehensive income are reflected in the consolidated statement of stockholders’ equity for each of the years presented.

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

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

      In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”) to defer the effective date and provide further clarification on the interpretation. FIN 46R was effective for public companies in the quarter ended March 31, 2004. The adoption of FIN 46 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

      In August 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software.” In its consensus, the EITF confirmed that in a revenue arrangement that contains software that is more than incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2 as well as other deliverables for which the software is essential to their functionality. The adoption of EITF 03-05 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

      In March 2004, the EITF reached a consensus on EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share. It clarifies what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensus reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts are required to be restated to ensure comparability year over year. The adoption of EITF No. 03-06 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisitions

American MSI Corporation

      On January 23, 2004, the Company acquired all of the outstanding stock of American MSI Corporation (“AMSI”), located in Moorpark, California, in exchange for $7.2 million in cash, of which $1.1 million was used to retire all of AMSI’s outstanding debt, and 349,288 shares of the Company’s common stock, valued at $4.4 million for accounting purposes or $12.57 per share. Of the shares issued, 146,864 were issued from the Company’s existing treasury shares. In addition, the Company paid $293,000 of costs directly related to the acquisition. The Company believes the acquisition of AMSI will expand the breadth of the Company’s product offerings for the injection molding shop floor, add managerial depth to the organization and create opportunities for increased sales of the Company’s traditional manufacturing products. For these reasons, the purchase price exceeded the fair value of net tangible and intangible assets, resulting in goodwill. The results of AMSI have been included in the Company’s consolidated financial statements from the date of acquisition.

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On the date of acquisition, the purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$439
Accounts receivable	1,557
Inventories	867
Other current assets	44
Fixed assets	213
Customer base	560
Developed technology	1,000
Non-compete agreements	200
Backlog of customer orders	40
Long-term deferred tax assets	656
Goodwill	9,032

Total assets acquired	14,608
Current liabilities	(1,966)
Long-term deferred tax liabilities	(720)

$11,922

      The estimated useful lives of the acquired customer base, developed technology, non-compete agreements and backlog are 7 years, 7 years, 5 years and 6 months, respectively. No portion of the goodwill or acquired intangible assets is expected to be deductible for tax purposes.

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

	Year Ended June 30,

	2004	2003

	(In thousands except
	per share data)
Revenue	$53,586	$46,571
Net income (loss)	2,689	(723)
Net income (loss) per common share:
Basic	$0.26	$(0.07)
Diluted	$0.24	$(0.07)

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

      The purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition, based upon estimates made by management of the Company. Certain of the acquired assets were intangible in nature, including the acquired customer base and non-compete

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, the fair values of which were determined through generally accepted valuation methodologies. The excess of the total purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Inventories	$36
Property and equipment	53
Non-compete covenants	100
Customer base	85
Goodwill	843
Current liabilities assumed	(222)

$895

      The estimated useful lives of the acquired customer base and non-compete covenants are 3.5 years and one year, respectively. No portion of the goodwill or acquired intangible assets is expected to be deductible for tax purposes. A portion of the goodwill and acquired intangible assets is recorded in the accounts of the Company’s French subsidiary and, as such, is subject to translation at the exchange rates in effect at the balance sheet date.

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

	Year Ended June 30,

	2003	2002

	(In thousands except
	per share data)
Revenue	$36,777	$35,843
Net income (loss)	(421)	406
Net income (loss) per common share:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

4.	Goodwill and Acquired Intangible Assets

      During the first quarter of fiscal 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated amortization of goodwill and introduced a two-step impairment test model to be applied upon adoption and at least annually thereafter. Transitional and annual impairment tests of goodwill are to be conducted on the basis of a Company’s reporting units, as defined in SFAS No. 142. The fair value of each reporting unit is compared to its carrying value. To the extent that the reporting unit’s carrying value exceeds its fair value, the Company must then compare the implied fair value of the reporting unit’s goodwill to its carrying value to determine if an impairment has occurred. Any resulting impairment would be expensed immediately.

      In adopting SFAS No. 142, the Company conducted the required transitional impairment test as of July 1, 2001, concluding that no impairment of the goodwill acquired in the acquisitions of C-Mold and Branden Technologies had occurred. From the date of adoption through fiscal 2004, the Company operated as a single reporting unit. To estimate the fair value of that reporting unit, the Company employed a market

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value approach, under which the Company’s total fair value was determined by multiplying the fair market value of the Company’s common stock for a set number of days in its third fiscal quarter by the number of shares of common stock outstanding. The resulting fair value of the Company was then compared to the recorded carrying value of the Company’s total net assets as of the end of its third fiscal quarter to identify potential impairments. The Company did not identify any potential impairments of its goodwill as of the third quarters of fiscal 2004, 2003 and 2002.

      The following table describes changes to goodwill:

	Year Ended June 30,

	2004	2003

	(In thousands)
Beginning balance	$9,670	$8,790
Additions:
AMSI acquisition	9,032	—
CPI acquisition	—	843
Foreign exchange impact and other adjustments	(77)	37

Ending balance	$18,625	$9,670

      The components of acquired intangible assets are as follows (in thousands):

	June 30, 2004			June 30, 2003

	Gross		Net	Gross		Net	Weighted-
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life

Acquired intangible assets:
Customer base	$987	$(226)	$761	$421	$(116)	$305	6.7 years
Developed technology	1,675	(724)	951	675	(533)	142	5.8 years
Customer order backlog	40	(33)	7	—	—	—	0.5 years
Non-compete agreements	1,411	(1,144)	267	1,205	(967)	238	3.5 years

	$4,113	$(2,127)	$1,986	$2,301	$(1,616)	$685

      All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the fiscal years ended June 30, 2004, 2003 and 2002 was $505,000, $605,000 and $656,000, respectively. A portion of the fiscal 2004 expense was included as a component of cost of product revenue in the consolidated statement of operations.

      In March 2003, the Company initiated a corporate restructuring plan that resulted in the impairment of certain developed technology originally acquired in the fiscal 2001 purchase of Branden Technologies Inc. (Note 10). A charge of $217,000 was recorded to write-off the net carrying value of this developed technology.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expected future estimated annual amortization expense of acquired intangible assets is as follows:

Estimated
Amortization
Year Ending June 30,	Expense

(In thousands)
2005	462
2006	313
2007	314
2008	298
2009	246
Thereafter	353

$1,986

5.	Derivative Financial Instruments and Hedging Activities

      At June 30, 2004, currency options and collars designated as hedging instruments with notional amounts of $884,000 and $4.5 million to exchange Euros and Japanese yen, respectively, for U.S. dollars were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on their valuation. At June 30, 2004, instruments with fair values of $89,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $6,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next twelve months. During the year ended June 30, 2004, losses of $139,000 were recorded as components of other income and expense on the effective portion of options that were settled.

      At June 30, 2003, currency options and collars designated as hedging instruments with notional amounts of $2.1 million, $6.4 million and $2.3 million to exchange Euros, Japanese yen and Australian dollars, respectively, for U.S. dollars were outstanding. The fair values of these instruments, as derived from dealer quotations, have been recorded as components of other current assets or other current liabilities, depending on their valuation. At June 30, 2003, instruments with fair values of $337,000 and $32,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized gains on these instruments of $27,000 were included in accumulated other comprehensive income. During the year ended June 30, 2003, losses of $83,000 were recorded as components of other income and expense on the effective portion of options that were settled. During the year ended June 30, 2003, a gain of $12,000 was recognized on the ineffective portion of these options.

      The Company held no derivatives during fiscal 2004, 2003 or 2002 for non-hedging purposes.

6.	Inventories

      Inventories consisted of the following:

	June 30,

	2004	2003

	(In thousands)
Raw materials	$708	$—
Finished goods	538	313

	$1,246	$313

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Software Development Costs

      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $856,000, $669,000 and $602,000 were capitalized in fiscal 2004, 2003 and 2002, respectively. All such costs have been included in other non-current assets in the Company’s consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which ranges from three to five years. Related amortization expense for fiscal years 2004, 2003 and 2002 was $286,000, $146,000 and $71,000, respectively, and has been included as a component of cost of product revenue in the Company’s consolidated statement of operations.

      Capitalized software development costs consisted of the following:

	June 30,

	2004	2003

	(In thousands)
Gross carrying amount	$2,127	$1,271
Less — accumulated amortization	(503)	(217)

Net carrying amount	$1,624	$1,054

8.	Fixed Assets

      Fixed assets consisted of the following:

	Estimated	June 30,
	Useful Life
	(Years)	2004	2003

		(In thousands)
Land	—	$248	$239
Buildings	30	1,477	1,414
Equipment	5-7	1,342	1,150
Computer equipment	3-5	5,140	4,932
Furniture and fixtures	7-10	806	728
Computers and equipment under capital leases	3-7	582	562
Software	3-5	512	334
Other	3-10	582	454

		10,689	9,813
Less — accumulated depreciation and amortization		(7,187)	(6,285)

		$3,502	$3,528

      Depreciation expense, including amortization of assets under capital leases, was $1.4 million, $1.4 million and $1.3 million for the years ended June 30, 2004, 2003 and 2002, respectively. Accumulated amortization for assets held under capital leases was $561,000, $533,000 and $442,000 at June 30, 2004, 2003 and 2002, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses

      Accrued expenses included the following accruals and other current liabilities:

	June 30,

	2004	2003

	(In thousands)
Employee wages, commissions and other compensation	$2,175	$1,423
Employee leave costs	1,673	1,343
Employee retirement costs	556	362
Professional fees	1,059	906
Taxes and withholding	2,475	2,071
Restructuring costs	310	128
Warranty	254	42
Other	1,151	1,164

	$9,653	$7,439

10.	Restructuring Plans

January 2004 Plan

      In January 2004, the Company initiated a corporate restructuring plan (the “January 2004 plan”) related to its January 2004 acquisition of AMSI (Note 3). The January 2004 plan included the termination of three employees from sales and management positions in the United States and Italy. As a result of the January 2004 plan, the Company recorded charges and related accruals of $508,000 in its third fiscal quarter of 2004. These charges were recorded as restructuring costs in the Company’s consolidated statement of operations. All significant activities under the January 2004 plan were completed as of March 27, 2004.

      The following table presents the restructuring charges incurred, cash paid to settle the related obligations and the remaining liability included in accrued expenses in the Company’s consolidated balance sheet:

Employee
Severance
Costs

(In thousands)
Restructuring charge in fiscal 2004	$508
Cash payments	(303)

Balance at June 30, 2004	$205

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets originally acquired in the purchase of Branden Technologies in fiscal 2001, which were deemed impaired by the acquisition of a similar product in connection with the CPI transaction.

      As a result of the March 2003 plan, the Company recorded charges and related accruals of $584,000. Of this charge, $179,000 was related to the write-off of inventories and, as such, was included as a component of the cost of product revenue. The remainder of the charge was recorded as a restructuring charge in the Company’s consolidated statement of operations. All significant activities under the March 2003 plan were completed as of June 30, 2003.

      The following table presents the charges incurred by category of expenditure, and related restructuring costs included in accrued expenses in the Company’s consolidated balance sheet (in thousands):

	Non-Cash Charges				Charges Requiring Cash Payments

		Write-off of	Write-off of		Employee	Lease
	Write-off of	Intangible	Other		Severance	Termination	Other
	Inventories	Asset	Assets	Total	Costs	Costs	Costs	Total

Restructuring charge in fiscal 2003	$179	$217	$75	$471	$79	$45	$22	$146

Revision of estimated liability					1	(34)	—	(33)
Cash payments					(49)	(11)	(22)	(82)

Balance at June 30, 2003					31	—	—	31
Cash payments					(31)	—	—	(31)

Balance at June 30, 2004					$—	$—	$—	$—

April 2002 Plan

      In April 2002, the Company initiated a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of June 30, 2004 relate to long-term contractual obligations from facility commitments that will be paid over five years. The following table presents the balance of the accrued restructuring charges:

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total

		(In thousands)
Balance at June 30, 2002	$31	$642	$124	$797
Cash payments	(26)	(113)	(115)	(254)
Foreign exchange impact and other adjustments	(5)	67	(9)	53

Balance at June 30, 2003	—	596	—	596
Cash payments		(103)		(103)
Foreign exchange impact and other adjustments		53		53

Balance at June 30, 2004	$—	$546	$—	$546

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Credit Facilities

      In January 2004, the Company completed the renewal of its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires December 2, 2004, are substantially the same as those of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of June 30, 2004. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of June 30, 2004, the Company had employed $443,000 of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of June 30, 2004 and 2003, there were no loans advanced against the facility. As of June 30, 2004, the remaining available borrowing base was $4.6 million.

      Certain subsidiaries of the Company have established credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of June 30, 2004 and 2003.

      Certain subsidiaries of the Company have established other credit facilities, totaling $219,000 at June 30, 2004, with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against one of these facilities are secured by a $103,000 term deposit and the assets of an Australian subsidiary of the Company. There were no advances against these facilities as of June 30, 2004 and 2003.

12.	Preferred Stock

      At June 30, 2004, there were no shares of preferred stock issued or outstanding.

13.	Common Stock

      Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

      On July 1, 1998, the Company issued 551,287 shares of its common stock to certain officers and senior managers of the Company for a cash purchase price of $198,000. In connection with this issuance, the employees entered into Stock Restriction Agreements that contain restrictions on the sale of the shares by the employees and loan agreements evidenced by promissory notes bearing interest at 5.77% and maturing on June 30, 2003. The shares purchased by the employees under the Stock Restriction Agreements vested on varying schedules through fiscal 2003. Promissory note repayments to the Company were $29,000 and $10,000 during fiscal 2003 and 2002 respectively. As of June 30, 2004, no shares were subject to restriction and all promissory note obligations have been repaid.

      On January 23, 2004, the Company issued 349,288 shares of its common stock in conjunction with its acquisition of AMSI (Note 3), of which 146,864 shares were issued from the Company’s treasury stock (Note 14). The Company received no cash proceeds for this issuance.

      At June 30, 2004, the Company had 4,218,216 shares of its common stock reserved for issuance under its stock option and stock purchase plans. Of these, 80,427 shares were added during fiscal 2004 pursuant to a provision in the Company’s 2000 Stock Option and Incentive Plan that automatically increases the number of

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares available for grant by 20% of the total number of shares of common stock issued during each six-month period ending June 30 and December 31.

14.	Treasury Stock

      On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. In September 2001, the Company reacquired 50,000 shares for $464,000, an average cost of $9.28 per share. In September 2002, the Company reacquired an additional 194,165 shares of its outstanding common stock for $909,000, an average cost of $4.68 per share. Through January 2004, 97,301 of these reacquired shares were reissued under the Company’s employee stock purchase plan. On January 23, 2004, the remaining 146,864 reacquired shares were reissued in connection with the acquisition of AMSI (Note 3). As of June 30, 2004, there was no treasury stock remaining.

15.	Stock Plans

Stock Option Plan

      In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provides for the grant of incentive stock options, non-qualified stock options, stock awards and stock purchase rights for the purchase of up to 931,303 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. In April 1999, the number of shares available under the 1997 Plan was increased to 1,537,158 shares. The Board of Directors is responsible for administration of the 1997 Plan. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. The Company will not issue any more shares under the 1997 Plan.

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

      In January 1999 an amendment was made to certain employee stock options which resulted in a new determinable measurement date. Deferred compensation of $77,000 was recorded in accordance with APB No. 25, and was amortized as compensation expense over the related vesting period. Related compensation expense of $9,000 and $20,000 was recorded during the years ended June 30, 2003 and 2002, respectively.

      Except for the options noted above, no other compensation cost has been recognized for employee stock-based compensation for the years ended June 30, 2004, 2003 and 2002.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock options as of June 30, 2004, 2003 and 2002, and changes during the years then ended, is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,433,206	$9.33	1,618,975	$12.23	1,116,460	$12.07
Granted	557,180	10.34	1,134,350	4.79	663,050	12.79
Exercised	(199,709)	4.83	(71,124)	0.95	(23,276)	1.97
Canceled	(156,520)	11.25	(248,995)	9.92	(137,259)	15.36

Outstanding at end of year	2,634,157	$9.77	2,433,206	$9.33	1,618,975	$12.23

Options exercisable at end of year	1,423,647		864,084		564,791
Weighted average fair value of options granted during the year	$7.09		$2.79		$7.74
Options available for future grant	1,205,683		1,538,108		1,017,961

      The following table summarizes information about stock options outstanding at June 30, 2004:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Shares	Exercise	Contractual	Shares	Exercise
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price

$0.36-$5.00	982,534	$4.29	3.0	526,990	$4.01
$5.01-$10.00	527,320	8.96	4.2	121,097	6.78
$10.01-$15.00	706,478	12.52	3.1	412,748	12.74
$15.01-$20.00	310,725	17.61	3.9	278,814	17.49
$20.01-$25.00	80,000	21.79	4.3	61,173	21.81
$25.01-$30.00	27,100	26.41	3.1	22,825	26.43

$0.36-$30.00	2,634,157	$9.77	3.4	1,423,647	$10.54

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the shares issued under the ESPP for the last three fiscal years:

	Shares	Share
Issuances in fiscal 2002, 2003 and 2004:	Issued	Price

July 6, 2001	28,136	$13.10
January 2, 2002	14,638	$12.07
July 1, 2002	22,737	$6.70
January 2, 2003	21,373	$6.38
July 3, 2003	21,978	$6.19
January 5, 2004	16,575	$7.51

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

16.	Net Income (Loss) per Common Share

      The following table displays the calculation of net income (loss) per common share:

	Year Ended June 30,

	2004	2003	2002

	(In thousands,
	except per share data)
Net income (loss)	$2,628	$(118)	$780

Weighted average shares used in computing net income (loss) per common share — basic	10,277	10,020	10,076
Effect of dilutive securities:
Unvested restricted stock	—	—	14
Stock options and warrants	562	—	270

Dilutive potential common shares	562	—	284

Weighted average shares used in computing net income (loss) per common share — diluted	10,839	10,020	10,360

Net income (loss) per common share — basic	$0.26	$(0.01)	$0.08
Net income (loss) per common share — diluted	$0.24	$(0.01)	$0.08

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 1,027,000 shares of common stock were outstanding for the year ended June 30, 2004 but were not included in the calculation of diluted net income per common share because the option exercise prices were greater than the average market price of the Company’s common stock during that period.

      Options to purchase 1,466,000 and 1,349,000 shares of common stock were outstanding for the years ended June 30, 2003 and 2002, respectively, but were not included in the calculation of net income (loss) per common share, as their inclusion would be antidilutive.

17.	Income Taxes

      Income before income taxes consisted of the following:

	Year Ended June 30,

	2004	2003	2002

	(In thousands)
Domestic loss	$(1,642)	$(3,026)	$(443)
Foreign income	5,792	3,828	1,823

Income before income taxes	$4,150	$802	$1,380

      The provision for income taxes consisted of the following:

	Year Ended June 30,

	2004	2003	2002

	(In thousands)
Current:
Federal	$118	$(495)	$83
State	156	113	92
Foreign	998	1,430	1,076

Total current	1,272	1,048	1,251

Deferred:
Federal	75	(71)	53
State	15	10	(10)
Foreign	160	(67)	(694)

Total deferred	250	(128)	(651)

	$1,522	$920	$600

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the actual provision is as follows:

	Year Ended June 30,

	2004	2003	2002

	(In thousands)
Statutory federal rate of 34%	$1,411	$273	$469
State income taxes, net of federal benefit	156	81	54
Permanent differences	(9)	(31)	13
Change in valuation allowance	372	419	(4,126)
Foreign tax rate differential	(404)	248	4,188
Other	(4)	(70)	2

	$1,522	$920	$600

      The deferred tax assets and liabilities consist of the following:

	June 30,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$935	$674
Foreign tax credit	526	135
Accrued expenses not yet deductible for tax purposes	1,038	414
Other	65	67

Gross deferred tax assets	2,564	1,290
Deferred tax asset valuation allowance	(1,514)	(789)

Total deferred tax assets	1,050	501
Deferred tax liabilities	(884)	(84)

Net deferred tax asset	$166	$417

      At June 30, 2004, the Company had available net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.2 million which will expire in 2024 and foreign net operating loss carryforwards of $1.4 million, which have varying expiration dates. Under generally accepted accounting principles, the benefit associated with future deductible differences and credits is recognized if it is more likely than not that the benefit will be realized. Management believes that, based on the Company’s historical results of operations, it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $1.5 million and $789,000 at June 30, 2004 and 2003, respectively. Management believes that the net deferred tax asset represents its best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be decreased or increased.

      At June 30, 2004, the Company had not provided for U.S. deferred income taxes or foreign withholding taxes on $10.6 million of its undistributed earnings for non-U.S. subsidiaries as management intends to reinvest these earnings.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Benefit Plans

401(k) Savings Plan

      The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S.-based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $295,000, $278,000 and $544,000 to the 401(k) Plan in the years ended June 30, 2004, 2003 and 2002, respectively.

Superannuation Plan

      Employees of the Company’s Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $251,000, $194,000 and $167,000 to the Superannuation Plan in the years ended June 30, 2004, 2003 and 2002, respectively.

19.	Contingencies, Commitments and Guarantor Arrangements

      The following is a summary of agreements and provisions the Company has determined are within the scope of Financial Accounting Standards Board Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”

      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company and indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2004.

      The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days to two years from the date of shipment or any longer period that may be required by local

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

law. The Company records a liability based upon its history of claims against the contractual warranty provisions. The following table describes changes to the warranty provision:

	Year Ended June 30,

	2004	2003	2002

	(In thousands)
Beginning balance	$42	$13	$5
Additional accruals	72	31	35
Liabilities assumed in acquisition of AMSI	189	—	—
Settlements made	(49)	(2)	(27)

Ending balance	$254	$42	$13

Lease Commitments

      The Company leases certain of its office space, autos and equipment under noncancelable operating leases, which expire at various dates through 2012. At June 30, 2004 and 2003, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments at June 30, 2004 are as follows:

Operating
Year Ending June 30,	Leases

(In thousands)
2005	$2,317
2006	1,642
2007	877
2008	608
2009	604
Thereafter	1,182

$7,230

      Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company’s April 2002 restructuring plan included a reduction in the use of this facility, resulting in a nonrecurring charge of $606,000 at that time. Excluding the remaining balance of this accrual, which is included in other long-term liabilities, future minimum operating lease commitments at June 30, 2004 would be $6.6 million.

      Total rent expense under these operating leases was $2.2 million, $2.2 million and $2.1 million, excluding lease termination costs associated with restructuring, for the years ended June 30, 2004, 2003 and 2002, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

      The Company has various contractual obligations for the purchase of goods or services that are enforceable and legally binding on the part of the Company. At June 30, 2004, future purchase commitments are as follows:

Purchase
Year Ending June 30,	Commitments

(In thousands)
2005	$1,525
2006	255

$1,780

20.	Segment and Geographic Information

Segment Information

      The Company operates in one industry segment — computer software and hardware products for the plastics part and mold design and manufacturing industry. Until the end of fiscal 2004, the Company was managed and operated as one business unit with two product lines. A single management team that reported to the chief operating decision maker comprehensively managed the entire business. The Company did not accumulate discrete financial information with respect to the separate product lines, except for revenue information.

      In its third fiscal quarter of fiscal 2004, the Company announced a plan to reorganize into two separate business units: the Design Analysis Solutions unit and the Manufacturing Solutions unit. The reorganization was substantially complete at the end of fiscal 2004, resulting in two reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Under this revised organizational structure, there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing, development, general and administrative and restructuring costs. Allocated expenses include direct costs associated with selling, supporting, developing and marketing the products and services sold by each reporting unit, as well as amortization of acquired intangible assets and, in fiscal 2003, restructuring charges totaling $405,000. Further, prior to fiscal 2004, the Company did not separately track service revenues by product line. Accordingly, management has estimated the amount of service revenues attributed to each business unit for fiscal 2002 and 2003. The basis of allocation of all such revenues, costs and expenses includes significant judgment and estimation. The basis of allocation for fiscal 2005 may differ from than that employed for the periods presented as the delineation of resources between the two business units becomes more clearly defined over the course of the fiscal year.

      The following table summarizes information about the Company’s reportable segments for fiscal 2004. Segment data for fiscal 2002 and 2003 is also presented on a basis consistent with the 2004 data and changed business unit structure. Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The accounting policies of the reporting units are the same as those

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described in Note 2 to these consolidated financial statements. The Company had no customers from which it derived more than 10% of the total revenue of either reporting unit for the fiscal years presented.

	Year Ended June 30,

	2004	2003	2002

	(In thousands)
Revenue:
Product revenue:
Design Analysis Solutions	$17,461	$13,233	$14,855
Manufacturing Solutions	8,602	4,026	3,015

Total product revenue	26,063	17,259	17,870

Services revenue:
Design Analysis Solutions	20,449	18,937	17,060
Manufacturing Solutions	2,161	429	158

Total services revenue	22,610	19,366	17,218

Total revenue:
Design Analysis Solutions	37,910	32,170	31,915
Manufacturing Solutions	10,763	4,455	3,173

Total revenue	$48,673	$36,625	$35,088

Costs and expenses:
Design Analysis Solutions	$20,177	$17,686	$19,212
Manufacturing Solutions	13,740	9,001	7,053
Unallocated	11,803	10,027	10,610

Total costs and expenses	45,720	36,714	36,875

Segment income (loss) from operations:
Design Analysis Solutions	17,733	14,484	12,703
Manufacturing Solutions	(2,977)	(4,546)	(3,880)
Unallocated	(11,803)	(10,027)	(10,610)

Total income (loss) from operations	$2,953	$(89)	$(1,787)

Geographic Information

      The Company licenses and sells its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia. The Company’s research and development centers are located in Australia,

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the United States, France and the United Kingdom. Geographic information regarding the Company’s operations was as follows:

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Revenue from unaffiliated customers:
Asia/Australia:
Design Analysis Solutions products	$9,340	$6,558	$6,460
Manufacturing Solutions products	52	169	121
Services	6,870	5,676	4,666

Total Asia/ Australia	16,262	12,403	11,247

Americas:
Design Analysis Solutions products	2,117	2,432	3,091
Manufacturing Solutions products	6,311	1,775	1,427
Services	6,730	5,858	6,546

Total Americas	15,158	10,065	11,064

Europe:
Design Analysis Solutions products	6,004	4,243	5,304
Manufacturing Solutions products	2,239	2,082	1,467
Services	9,010	7,832	6,006

Total Europe	17,253	14,157	12,777

Consolidated:
Design Analysis Solutions products	17,461	13,233	14,855
Manufacturing Solutions products	8,602	4,026	3,015
Services	22,610	19,366	17,218

Total consolidated	$48,673	$36,625	$35,088

      Prior to fiscal 2004, services revenue was not separately tracked by segment. In the year ended June 30, 2004, Design Analysis Solutions service revenue in Asia/ Australia, the Americas and Europe was $6.9 million, $5.5 million and $8.1 million, respectively. In the year ended June 30, 2004, Manufacturing Solutions service revenue in Asia/ Australia, the Americas and Europe was $20,000, $1.2 million and $928,000, respectively.

      Revenue from unaffiliated customers in Japan was $10.7 million (22% of total revenue), $8.5 million (23% of total revenue) and $7.2 million (21% of total revenue) in fiscal 2004, 2003 and 2002, respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	June 30,

	2004	2003

	(In thousands)
Fixed assets, net:
Asia/ Australia	$1,675	$1,734
Americas	1,262	1,221
Europe	565	573

Total consolidated	$3,502	$3,528

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the net fixed assets included in the Americas are located in the United States.

21.	Selected Quarterly Results of Operations (Unaudited)

      The following table sets forth the unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2004. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth week of the reporting period. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations for those periods and have been prepared on the same basis as the audited consolidated financial statements.

	Quarter Ended

	June 30,	Mar. 27,	Dec. 27,	Sep. 27,	June 30,	Mar. 29,	Dec. 28,	Sep. 28,
	2004	2004	2003	2003	2003	2003	2002	2002

	(In thousands)
Revenue:
Product	$9,022	$7,574	$5,113	$4,354	$4,768	$4,579	$4,216	$3,696
Services	6,219	5,716	5,518	5,157	5,157	4,894	4,710	4,605

Total revenue	15,241	13,290	10,631	9,511	9,925	9,473	8,926	8,301

Costs and expenses:
Cost of product revenue	2,182	1,778	605	638	800	829	674	661
Cost of services revenue	1,516	1,457	934	629	324	323	283	280
Research and development	1,648	1,695	1,535	1,593	1,309	1,567	1,319	1,455
Selling and marketing	6,087	5,038	4,698	4,186	5,232	4,778	4,463	4,165
General and administrative	2,329	2,188	2,117	1,914	1,912	1,878	1,802	1,650
Restructuring charges	—	508	—	—	(33)	438	—	—
Amortization of acquired intangible assets	98	126	110	111	111	176	159	159

Total operating expenses	13,860	12,790	9,999	9,071	9,655	9,989	8,700	8,370

Income (loss) from operations	1,381	500	632	440	270	(516)	226	(69)
Interest income, net	333	321	290	268	255	263	284	287
Other income (loss), net	37	(18)	9	(43)	(30)	(106)	(84)	22

Income (loss) before income taxes	1,751	803	931	665	495	(359)	426	240
Provision for income taxes	644	294	336	248	245	225	225	225

Net income (loss)	$1,107	$509	$595	$417	$250	$(584)	$201	$15

Net income (loss) per common share:
Basic	$0.11	$0.05	$0.06	$0.04	$0.02	$(0.06)	$0.02	$—
Diluted	$0.10	$0.05	$0.06	$0.04	$0.02	$(0.06)	$0.02	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Moldflow Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Moldflow Corporation and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Annual Report on Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

September 9, 2004

EXHIBIT INDEX

Exhibit
No.	Title

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.