Form 10-Q
period 2004-09-25
MOLDFLOW CORP
filed 2004-11-03
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 25, 2004

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

     There were 10,665,660 shares of our common stock, par value $0.01, outstanding on November 1, 2004.

MOLDFLOW CORPORATION

FORM 10-Q
For the Quarter Ended September 25, 2004

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 25,	June 30,
	2004	2004
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,879	$35,987
Marketable securities	13,943	15,665
Accounts receivable, net	8,180	8,578
Inventories	1,389	1,246
Prepaid expenses	3,049	3,442
Other current assets	2,279	2,063

Total current assets	67,719	66,981
Fixed assets, net	3,759	3,502
Acquired intangible assets, net	1,871	1,986
Goodwill	18,634	18,625
Other assets	3,539	3,264

Total assets	$95,522	$94,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,702	$3,251
Accrued expenses	9,868	9,653
Deferred revenue	8,937	10,013

Total current liabilities	21,507	22,917
Deferred revenue	520	605
Other long-term liabilities	1,236	1,257

Total liabilities	23,263	24,779

Stockholders’ equity:
Common stock	107	106
Additional paid-in capital	67,818	67,554
Retained earnings (accumulated deficit)	283	(1,462)
Accumulated other comprehensive income	4,051	3,381

Total stockholders’ equity	72,259	69,579

Total liabilities and stockholders’ equity	$95,522	$94,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$7,927	$4,354
Services	6,055	5,157

Total revenue	13,982	9,511

Costs and expenses:
Cost of product revenue	1,841	638
Cost of services revenue	1,295	629
Research and development	1,645	1,593
Selling and marketing	4,695	4,186
General and administrative	2,510	1,914
Amortization of acquired intangible assets	79	111

Total costs and expenses	12,065	9,071

Income from operations	1,917	440
Interest income	346	268
Other income (loss), net	(58)	(43)

Income before income taxes	2,205	665
Provision for income taxes	460	248

Net income	$1,745	$417

Net income per common share:
Basic	$0.16	$0.04
Diluted	$0.15	$0.04
Shares used in computing net income per common share:
Basic	10,628	10,049
Diluted	11,362	10,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,745	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	322	346
Amortization of acquired intangible assets	115	111
Amortization of other intangible assets	153	63
Provisions for doubtful accounts	46	41
Foreign exchange losses	58	38
Other non-cash charges to income	—	2
Changes in operating assets and liabilities:
Accounts receivable	377	1,203
Inventories, prepaid expenses, and other current assets	46	(186)
Other assets	(79)	540
Accounts payable	(570)	(147)
Accrued expenses and other liabilities	117	(768)
Deferred revenue	(1,158)	(1,373)

Net cash provided by operating activities	1,172	287

Cash flows from investing activities:
Purchases of fixed assets	(527)	(310)
Capitalization of software development costs	(201)	—
Sales and maturities of marketable securities	1,722	1,889

Net cash provided by investing activities	994	1,579

Cash flows from financing activities:
Issuance of common stock	265	169

Net cash provided by financing activities	265	169

Effect of exchange rate changes on cash and cash equivalents	461	370

Net increase in cash and cash equivalents	2,892	2,405
Cash and cash equivalents, beginning of period	35,987	38,320

Cash and cash equivalents, end of period	$38,879	$40,725

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

     The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K. The June 30, 2004 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended September 25, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the fiscal 2005 presentation.

     The Company’s fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth week of the reporting period.

2. Stock Plans and Stock-based Employee Compensation

     A summary of the Company’s stock option activity follows:

	Three Months Ended
	September 25, 2004		September 27, 2003
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	2,634,157	$9.77	2,433,206	$9.33
Granted	237,400	10.96	392,980	6.95
Exercised	(39,233)	3.73	(17,073)	2.07
Canceled	(5,808)	14.30	(23,314)	13.44

Outstanding at end of period	2,826,516	$9.94	2,785,799	$9.31

Options exercisable at end of period	1,757,327		1,220,703
Weighted average fair value of options granted		$7.31		$6.79
Options available for future grant	974,091		1,168,157

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     No compensation cost has been recognized for employee stock-based awards for the three months ended September 25, 2004 and September 27, 2003. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands, except per share
	data)
Net income as reported	$1,745	$417
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(941)	(972)

Pro forma net income (loss)	$804	$(555)

Net income (loss) per share:
Basic — as reported	$0.16	$0.04
Basic — pro forma	$0.08	$(0.06)
Diluted — as reported	$0.15	$0.04
Diluted — pro forma	$0.07	$(0.06)

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	September 25,	September 27,
	2004	2003
Dividend yield	—	—
Volatility	84.1%	89.6%
Risk-free interest rate	3.5%	3.0%
Expected option life (in years)	4.4	4.7

3. Net Income Per Common Share

     The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands,
	except per share data)
Net income	$1,745	$417

Weighted average shares used in computing net income per common share — basic	10,628	10,049
Effect of dilutive securities:
Stock options	734	531

Weighted average shares used in computing net income per common share — diluted	11,362	10,580

Net income per common share — basic	$0.16	$0.04
Net income per common share — diluted	$0.15	$0.04

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4. Derivative Financial Instruments and Hedging Activities

     The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

     At September 25, 2004, currency options and collars designated as hedging instruments with notional amounts of $3.1 million, $4.3 million and $3.3 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on their valuation. At September 25, 2004, instruments with fair values of $166,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $41,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next nine months. During the three months ended September 25, 2004 a net charge of $16,000 was recorded as a component of other income and expense, comprised of $24,000 of premiums paid for new instruments, net of $8,000 of gains on the effective portion of options that were settled.

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

5. Acquired Intangible Assets

     Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology, customer order backlog and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for these intangible assets. A portion of this amortization is included as a component of the Company’s cost of product revenue on the condensed consolidated statement of income. A portion of the acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date.

     The components of acquired intangible assets are as follows:

	September 25, 2004			June 30, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Acquired intangible assets:
Customer base	$987	$(268)	$719	$987	$(226)	$761
Developed technology	1,675	(759)	916	1,675	(724)	951
Customer order backlog	40	(40)	—	40	(33)	7
Non-compete agreements	1,411	(1,175)	236	1,411	(1,144)	267

Total	$4,113	$(2,242)	$1,871	$4,113	$(2,127)	$1,986

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     Acquired intangible asset amortization for three months ended September 25, 2004 and September 27, 2003 was $115,000 and $111,000, respectively. The following table summarizes the expected remaining amortization of acquired intangible assets as of September 25, 2004:

Expected
Amortization
Fiscal Year	Expense
(In thousands)
2005 (remainder)	$316
2006	346
2007	314
2008	298
2009	246
Thereafter	351

Total future amortization expense	$1,871

6. Inventories

     Inventories consisted of the following:

	September 25,	June 30,
	2004	2004
	(In thousands)
Raw materials	$863	$708
Finished goods	526	538

	$1,389	$1,246

7. Software Development Costs

     Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $201,000 were capitalized in the three months ended September 25, 2004. Development costs eligible for capitalization in the three months ended September 27, 2003 were not significant. All such costs have been included in other non-current assets in the Company’s condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.

     A summary of capitalized software development costs follows:

	September 25,	June 30,
	2004	2004
	(In thousands)
Gross carrying amount	$2,328	$2,127
Less — accumulated amortization	(610)	(503)

Net carrying amount	$1,718	$1,624

8. Comprehensive Income

     Comprehensive income is comprised of net income and other comprehensive income and losses. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

     The following table presents the calculation of comprehensive income:

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
Net income	$1,745	$417

Other comprehensive income:
Changes in fair value of marketable securities, net of related tax effect	11	(93)
Changes in value of financial instruments designated as hedges, net of related tax effect	35	(121)
Foreign currency translation adjustment	624	381

Other comprehensive income	670	167

Comprehensive income	$2,415	$584

9. Restructuring Plans

January 2004 Plan

     In January 2004, the Company initiated a corporate restructuring plan (the “January 2004 plan”) related to its January 2004 acquisition of American MSI Corporation (“AMSI”). The January 2004 plan included the termination of three employees from sales and management positions in the United States and Italy. As a result of the January 2004 plan, the Company recorded charges and related accruals of $508,000 in its third fiscal quarter of 2004. These charges were recorded as restructuring costs in the Company’s consolidated statement of operations. All significant activities under the January 2004 plan were completed as of March 27, 2004, except for cash payments of the remaining liabilities.

     The following table presents activity against the restructuring liability during the three months ended September 25, 2004 and the remaining liability at the period end included in accrued expenses in the Company’s condensed consolidated balance sheet:

Employee
Severance
Costs
(In thousands)
Balance at June 30, 2004	$205
Cash payments	(81)

Balance at September 25, 2004	$124

April 2002 Plan

     In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of September 25, 2004 relate to long-term contractual obligations from facility commitments that will be paid over five years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The following table presents activity against the restructuring liability during the three months ended September 25, 2004 and the remaining liability at the period end included in accrued expenses in the Company’s condensed consolidated balance sheet:

Lease
Termination
Costs
(In thousands)
Balance at June 30, 2004	$546
Cash payments	(26)
Foreign exchange impact and other adjustments	(2)

Balance at September 25, 2004	$518

10. Credit Facilities

     In January 2004, the Company completed the renewal of its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires December 2, 2004, are substantially the same as those of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of September 25, 2004. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of September 25, 2004, the Company had employed $865,000 of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of September 25, 2004, there were no loans advanced against the facility and the remaining available borrowing base was $4.1 million.

     Certain subsidiaries of the Company have established unsecured credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum and are guaranteed by the Company. There were no advances against these facilities as of September 25, 2004.

     Certain subsidiaries of the Company have established other credit facilities, totaling $223,000 at September 25, 2004, with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against one of these facilities are secured by a $107,000 term deposit and the assets of an Australian subsidiary of the Company. There were no advances against these facilities as of September 25, 2004.

11. Segment and Geographic Information

Segment Information

     The Company operates in one industry — computer software and hardware products for the plastics part and mold design and manufacturing industry. Until the end of fiscal 2004, the Company was managed and operated as one business unit with two product lines. A single management team that reported to the chief operating decision maker comprehensively managed the entire business.

     In its third fiscal quarter of fiscal 2004, the Company announced a plan to reorganize into two separate business units: the Design Analysis Solutions unit and the Manufacturing Solutions unit. The reorganization was substantially complete at the end of fiscal 2004, resulting in two reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Under this revised organizational structure, there are

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing, development and general and administrative costs. Allocated expenses include direct costs associated with selling, supporting, developing and marketing the products and services sold by each reporting unit, as well as amortization of acquired intangible assets. The basis of allocation of all such revenues, costs and expenses includes significant judgment and estimation.

     Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The Company had no customers from which it derived more than 10% of the total revenue of either reporting unit for the fiscal periods presented.

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
Revenue:
Product revenue:
Design Analysis Solutions	$5,218	$3,426
Manufacturing Solutions	2,709	928

Total product revenue	7,927	4,354

Services revenue:
Design Analysis Solutions	5,413	4,842
Manufacturing Solutions	642	315

Total services revenue	6,055	5,157

Total revenue:
Design Analysis Solutions	10,631	8,268
Manufacturing Solutions	3,351	1,243

Total revenue	$13,982	$9,511

Costs and expenses:
Design Analysis Solutions	$4,263	$4,489
Manufacturing Solutions	3,774	2,084
Unallocated	4,028	2,498

Total costs and expenses	$12,065	$9,071

Segment income (loss) from operations:
Design Analysis Solutions	$6,368	$3,779
Manufacturing Solutions	(423)	(841)
Unallocated	(4,028)	(2,498)

Total income from operations	$1,917	$440

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

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
Revenue:
Asia/Australia	$4,625	$3,769
Americas	5,043	2,342
Europe	4,314	3,400

Total	$13,982	$9,511

Percentage of total revenue:
Asia/Australia	33%	40%
Americas	36	25
Europe	31	35

Total	100%	100%

     Revenue from unaffiliated customers in Japan for the three months ended September 25, 2004 and September 27, 2003 was $2.9 million and $2.4 million (21% and 25% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	September 25,	June 30,
	2004	2004
	(In thousands)
Fixed assets, net:
Asia/Australia	$1,936	$1,675
Americas	1,244	1,262
Europe	579	565

Total consolidated	$3,759	$3,502

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

     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company and indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 25, 2004.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

     The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of from 90 days to two years from the date of shipment or any longer period that may be required by local law. The Company records a liability based upon its history of claims against the contractual warranty provisions. The following table presents changes to the accrued warranty liability:

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
Balance at beginning of period	$254	$42
Additions	55	—
Settlements	(15)	—

Balance at end of period	$294	$42

Lease Commitments

     The Company leases certain of its office space, autos and equipment under noncancelable operating leases, which expire at various dates through 2012. At September 25, 2004, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments as of September 25, 2004 were as follows:

Operating
Fiscal Year	Leases
(In thousands)
2005 (remainder)	$2,036
2006	1,666
2007	885
2008	609
2009	603
Thereafter	1,182

$6,981

     Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company’s April 2002 restructuring plan included a reduction in the use of this facility, resulting in a charge of $606,000 at that time.

Purchase Commitments

     The Company has various contractual obligations for the purchase of goods or services that are enforceable and legally binding on the part of the Company. Future purchase commitments as of September 25, 2004 were as follows:

Purchase
Fiscal Year	Commitments
(In thousands)
2005 (remainder)	$1,391
2006	258

$1,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy and the strategy for our two business units to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 17, we discuss our Results of Operations for the three months ended September 25, 2004 compared to the three months ended September 27, 2003. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”

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

     Our growth strategy derives from these strengths. We continue to increase the business value of our design analysis solutions and manufacturing solutions for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. We develop products addressing specific vertical market needs in each of the target market segments of our business. In the design phase, for example, we provide applications which address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors. In the manufacturing phase, we offer solutions to the die cast market, a conversion process that is similar to the plastics manufacturing process.

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

     A significant part of our growth strategy is based upon building on the customer loyalty that we have achieved and the large installed base that we have built. We receive approximately 60% to 70% of our overall revenue from repeat customers. We deliver product releases on a regular and timely basis which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the company to ensure that their needs are met.

     We believe that increases in our efficiency and productivity will allow us to increase investment in our growth initiatives while improving our profitability. We are managing our business with a goal to achieve annual operating margins in the 16% to 22% target range by the second half of fiscal year 2005. This goal is based upon current generally accepted accounting principles and makes no attempt to consider the effect of future changes to those principles. In the longer term, we will continue to balance operating margin targets with revenue growth opportunities.

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

     Our primary offerings are our Moldflow Plastics Advisers (“MPA”) for part and mold design optimization and our Moldflow Plastics Insight (“MPI”) for in-depth simulation for part and mold design validation and optimization.

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

     Our primary offerings are our Moldflow Plastics Xpert for process set-up, optimization and control, our Shotscope process monitoring and control application, our Altanium system for temperature and process control and our Celltrack product, formerly known as MMS/Production Monitoring, for monitoring and reporting on the operations across the factory floor. Our Manufacturing Solutions products are an integration of our internally developed Moldflow Plastics Xpert product with Shotscope, Celltrack and Altanium, all of which were initially developed by companies we have acquired.

     We sell our products and services internationally through our direct sales operations in 14 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products.

Critical Accounting Policies and Significant Judgments and Estimates

     The preparation of consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes, warranty obligations, intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition, asset valuation allowances, acquisition accounting, impairment of acquired intangible assets, goodwill and other long-lived assets, income tax accounting, restructuring charges, hedge accounting, capitalization of software development costs and stock option accounting. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Overview of Results of Operations for the Three Months Ended September 25, 2004

  Financial highlights included:

•	growth in revenues to $14.0 million in the first quarter of 2005 from $9.5 million in the first quarter of 2004,

•	growth in earnings to $0.15 per diluted share in the first quarter of 2005 from $0.04 per diluted share in the first quarter of 2004, and

•	cash generated from operations of $1.2 million in the fiscal quarter, compared to $287,000 in the same quarter of the previous year.

  Summary of operating performance:

	Three Months		Three Months
	Ended	As a %	Ended	As a %
	September 25,	of	September 27,	of
	2004	Revenue	2003	Revenue
		(In thousands, except for percentage data)
Revenue	$13,982	100%	$9,511	100%
Cost of revenue	3,136	22	1,267	13
Operating expenses, including amortization of acquired intangibles	8,929	64	7,804	82

Income from operations	$1,917	14%	$440	5%

     Our total revenue was 47% higher in the three months ended September 25, 2004 as compared to the three months ended September 27, 2003, primarily as a result of growth in our Design Analysis Solutions product sales in our European and our Asia/Australia regions and also due to sales of hot runner process controllers, the main product of American MSI Corporation (“AMSI”), a company which we acquired in January 2004. In the first quarter of fiscal 2005, the value of the U.S. dollar relative to the currencies of some of the other countries in which we conduct business was weaker than that of the first quarter of fiscal 2004. Had currency exchange rates for the first quarter of fiscal 2005 been the same as the first quarter of fiscal 2004, our total revenue in the three months ended September 25, 2004 would have increased 41% from the three months ended September 27, 2003.

     Our operating expenses, including amortization of acquired intangible assets, increased $1.1 million in the three months ended September 25, 2004 but declined as a percentage of revenue as compared to the three months ended September 27, 2003. The dollar increase is due primarily to higher variable costs based on current sales performance as well as costs of personnel added in our acquisition of AMSI. Our operating margins are very sensitive to changes in revenue, given the relatively fixed nature of most of our operating expenses, which consist primarily of employee-related expenditures, facilities costs and depreciation and amortization expense. In future periods, employee-related expenditures will increase substantially when we are required to record compensation expense related to employee stock option grants.

     In the three months ended September 25, 2004, we generated $1.2 million of cash from our operating activities as compared to $287,000 in the three months ended September 27, 2003. We finished the quarter with $52.8 million of cash and marketable securities, compared to $51.7 million of cash and marketable securities as of June 30, 2004. We have no long-term debt.

Results of Operations

     The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

	Three Months Ended
	September 25,	September 27,
	2004	2003
Revenue:
Product	57%	46%
Services	43	54

Total revenue	100%	100%

Costs and expenses:
Cost of product revenue	13%	7%
Cost of services revenue	9	6
Research and development	12	17

	Three Months Ended
	September 25,	September 27,
	2004	2003
Selling and marketing	33	44
General and administrative	18	20
Amortization of acquired intangible assets	1	1

Total costs and expenses	86	95

Income from operations	14	5
Interest income	2	3
Other income (loss), net	0	(1)

Income before income taxes	16	7
Provision for income taxes	3	3

Net income	13%	4%

Revenue

     We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative manufacturing management systems and hot runner process controllers, and

•	services revenue derived from maintenance and support related to our products, consulting, implementation, training and material testing.

     Total revenue increased 47%, or $4.5 million, to $14.0 million for the three months ended September 25, 2004, from $9.5 million for the three months ended September 27, 2003. On a constant currency basis, which excludes the impact of changes in foreign exchange rates from those of the previous year, total revenue increased approximately 41%.

     The following table sets forth our total revenue for the three month periods ended September 25, 2004 and September 27, 2003:

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
Revenue:
Product	$7,927	$4,354
Services	6,055	5,157

Total	$13,982	$9,511

     The following table sets forth our total revenue by geographic region for the three month periods ended September 25, 2004 and September 27, 2003:

	Three Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands, except for percentage data)
Revenue:
Asia/Australia	$4,625	$3,769
Americas	5,043	2,342
Europe	4,314	3,400

Total	$13,982	$9,511

Percentage of total revenue:
Asia/Australia	33%	40%
Americas	36	25
Europe	31	35

Total	100%	100%

Product revenue

     The following table sets forth our product revenue by product group and geography for the three month periods ended September 25, 2004 and September 27, 2003:

		Increase
		(Decrease)
		Compared
	Three Months	to Prior		Three Months
	Ended September 25,	Year		Ended September 27,
	2004	$	%	2003
	(in thousands, except for percentage data)
Asia/Australia product revenue:
Design Analysis Solutions	$2,732	$574	27%	$2,158
Manufacturing Solutions	—	—		—

Total	2,732	574	27	2,158

Americas product revenue:
Design Analysis Solutions	864	268	45	596
Manufacturing Solutions	2,428	2,123	696	305

Total	3,292	2,391	265	901

Europe product revenue:
Design Analysis Solutions	1,622	950	141	672
Manufacturing Solutions	281	(342)	(55)	623

Total	1,903	608	47	1,295

Total product revenue:
Design Analysis Solutions	5,218	1,792	52	3,426
Manufacturing Solutions	2,709	1,781	192	928

Total	$7,927	$3,573	82%	$4,354

Percentage of total product revenue:
Design Analysis Solutions	66%			79%
Manufacturing Solutions	34			21

Total	100%			100%

     Our product revenue includes both license fees for our packaged software application products and product fees for our manufacturing management systems and hot runner process controllers. Typically, our customers pay an up-front, one-time fee for our products. For our packaged software applications, the amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a “click-wrapped” software license agreement that is included as part of each customer’s installation process. For sales of our other packaged software products, we generally require a signed license agreement. For our manufacturing management and hot runner process controllers, the amount of the fee depends upon the number and type of software modules licensed with the system, if any, and the system’s hardware components. We generally require a signed license agreement for sales of our manufacturing management systems that have significant application software functionality. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these payments as revenue as well, but such amounts have not been significant to date.

     In the three months ended September 25, 2004, our product revenue increased by $3.6 million, or 82%, to $7.9 million, from $4.4 million in September 27, 2003. This increase was due to the impact of our acquisition of AMSI, the introduction of new Design Analysis Solutions products and our extended distribution capabilities, which allowed us to reach a broader segment of the mid-range design market.

     We added approximately 90 new customers in the first quarter of fiscal 2005, compared to approximately 100 new customers in the same period of fiscal 2004. Sales to new customers represented 32% of total product revenue in the three months ended September 25, 2004, compared to 25% of total product revenue in the three months ended September 27, 2003. We believe that this increase is a result of a number of factors, including the release of new products that appeal to a wider range of potential customers and the impact of annual trade shows and user groups that generate new customer leads.

     Pricing of individual products within our product families can vary greatly, and the mix of products sold during a given period can significantly impact our average selling price per seat. As such, we do not believe that an average selling price per seat provides a meaningful measure of our business.

  Design Analysis Solutions Product Revenue

     Product revenue from our Design Analysis Solutions (“DAS”) increased by $1.8 million, or 52%, to $5.2 million in the three months ended September 25, 2004 when compared to the three months ended September 27, 2003, due mostly to strong sales results in Germany, France, Japan and Korea. We believe that this strong sales growth is the result of a number of factors, including new product introductions and economic recovery in certain of our key markets.

     Within the last nine months, we released MPA version 7.0 and MPI version 5.0, both of which introduce new complementary add-on modules to our previous products. We believe that these releases have increased the appeal of the products to a broader base of engineers, resulting in increased sales of these product families relative to the first quarter of fiscal 2004. In addition, over the last two quarters, we introduced new software applications that are integrated into third party products and designed to expand our product offerings into additional market segments. We believe that those releases increased our Design Analysis Solutions product revenue.

     We sold 118 seats of DAS products in the three months ended September 25, 2004, compared to 134 seats of these products in the three months ended September 27, 2003.

  Manufacturing Solutions Product Revenue

     Product revenue from our Manufacturing Solutions (“MS”) products increased by $1.8 million, or 192%, to $2.7 million in the three months ended September 25, 2004 compared to $928,000 in the three months ended September 27, 2003. This increase was due primarily to sales of hot runner process controllers, a product line that was acquired in our January 2004 acquisition of AMSI.

     We sold 180 seats of our MS products in the three months ended September 25, 2004 compared to 90 seats of MS products in the three months ended September 27, 2003.

  Services Revenue

     We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees, material testing services and repairs.

     Services revenue accounted for approximately 43% of our total revenue in the three months ended September 25, 2004, compared to 54% of our total revenue in the three months ended September 27, 2003. Revenues derived from services increased by 17% in the first quarter of fiscal 2005. This increase was primarily from the sale of maintenance contracts, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in prior years. In the three months ended September 25, 2004, services revenue from the DAS business unit was $5.4 million and services revenue from the MS business unit was $642,000.

Cost of Revenue

		Increase
		(Decrease)
		Compared
	Three Months	to Prior		Three Months
	Ended September 25,	Fiscal Year		Ended September 27,
	2004	$	%	2003
	(In thousands, except for percentage data)
Cost of revenue:
Product	$1,841	$1,203	189%	$638
Services	1,295	666	106	629

	$3,136	$1,869	148%	$1,267

As a percentage of total revenue	22%			13%

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

     Our cost of product revenue was $1.8 million in the three months ended September 25, 2004, compared to $638,000 in the three months ended September 27, 2003. This change was due principally to increased personnel costs and direct material costs. In our acquisition of AMSI, we added 16 distribution personnel, resulting in an additional $320,000 of compensation and other employee costs when compared to the previous year. Direct material increased almost $800,000 from the prior year, a result of sales of hot runner process controllers, a product line that has a higher cost of material than that of our other products. Amortization expense included in cost of product revenue increased approximately $80,000 compared to the same period of the prior year, due to newly capitalized software development costs and intangible technology assets acquired in our acquisition of AMSI.

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

     Our cost of services revenue was $1.3 million in the three months ended September 25, 2004, compared to $629,000 in the three months ended September 27, 2003. The significant increase in these expenses was due primarily to the impact of an organizational change and redirection of our technical sales staff from research and development and sales functions to our post-sales and implementation groups, the costs of which are included in cost of services revenue.

Research and Development

		Increase
		(Decrease)
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended September 25,	Year		Ended September 27,
	2004	$	%	2003
	(In thousands, except for percentage data)
Research and development	$1,645	$52	3%	$1,593
As a percentage of total revenue	12%			17%

     We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for general release to customers.

     In accordance with SFAS No. 86, research and development costs of $201,000 were capitalized in the three months ended September 25, 2004. Similar costs were insignificant in the three months ended September 27, 2003. All such capitalized costs are being amortized to cost of product revenue over the estimated economic life of the related products, which range from three to five years. As we plan to release several new products and enhancements over the remainder of the fiscal year, we expect to capitalize a similar amount of software development costs in each of the remaining quarters of fiscal 2005.

     Net of amounts capitalized for software development, our research and development expenses were $1.6 million in the three months ended September 25, 2004, compared to $1.6 million in the three months ended September 27, 2003. The increase was primarily attributable to a $52,000 increase in third-party research programs.

  Selling and Marketing

		Increase
		(Decrease)
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended September 25,	Year		Ended September 27,
	2004	$	%	2003
	(In thousands, except for percentage data)
Selling and marketing	$4,695	$509	12%	$4,186
As a percentage of total revenue	33%			44%

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

     Our selling and marketing expenses were $4.7 million in the three months ended September 25, 2004, compared to $4.2 million in the three months ended September 27, 2003. The increase from the previous year was primarily a result of a $550,000 increase in employee compensation costs, a result of staff added in the acquisition of AMSI as well as commissions paid on increased revenues, a $140,000 increase in marketing promotional activities and a $170,000 increase in third-party commissions related to hot runner process controller sales. These increases were offset, in part, by the impact of our redirection in late fiscal 2004 of sales resources to customer support and implementation activities, the cost of which is included in cost of services revenue. This organizational change reduced our selling and marketing expenses by $450,000 as compared to the previous fiscal year and increased cost of services revenue by a corresponding amount.

  General and Administrative

		Increase
		(Decrease)
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended September 25,	Year		Ended September 27,
	2004	$	%	2003
	(In thousands, except for percentage data)
General and administrative	$2,510	$596	31%	$1,914
As a percentage of total revenue	18%			20%

     General and administrative expenses include compensation, legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.

     Our general and administrative expenses were $2.5 million in the three months ended September 25, 2004, compared to $1.9 million in the three months ended September 27, 2003. The increase in general and administrative expenses was due primarily to a $120,000 increase in compensation expense, which included the impact of personnel added as a result of the AMSI acquisition, a $106,000 increase in Sarbanes-Oxley compliance and preparation costs, a $100,000 increase in employee costs, including costs associated with hiring new staff and training, and a $70,000 increase in audit and tax service fees.

  Amortization of Acquired Intangible Assets

		Increase
		(Decrease)
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended September 25,	Year		Ended September 27,
	2004	$	%	2003
	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$79	$(32)	(29%)	$111
As a percentage of total revenue	1%			1%

     These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include customer base, developed technology, customer order backlog and non-compete agreements, which are amortized over their economic lives, ranging from six months to seven years.

     Amortization of acquired intangible assets was $79,000 in the three months ended September 25, 2004, compared to $111,000 in the three months ended September 27, 2003. The reduction in amortization expense reflects the completion of amortization of certain intangible assets that reached the end of their estimated useful life.

  Interest Income

     Interest income includes interest income earned on invested cash balances. Our interest income was $346,000 in the three months ended September 25, 2004, which was not significantly different from that of the same period of the previous fiscal year.

  Other Income (Loss), Net

     Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

     Our other losses of $58,000 in the three months ended September 25, 2004 were not significantly changed since the previous fiscal year.

  Provision for Income Taxes

     Our estimated annual effective income tax rate for fiscal 2005 is 29%, compared to 37% in fiscal 2004. In the first fiscal quarter of 2005, our actual income tax rate was 21% on pre-tax income of $2.2 million. The difference between the effective income tax rate of the first fiscal quarter of 2005 and the full year estimate was due to a one-time benefit of $230,000 arising from the reduction of a valuation allowance recorded against deferred tax assets of one of our subsidiaries. We currently estimate that our income tax rate in each of the remaining quarters of fiscal 2005 will be approximately 32%, and that this will result in the estimated effective income tax rate of approximately 29% for the fiscal year.

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

     In the first quarter of 2005, one of our Australian subsidiaries became subject to an audit by the local taxing authority. The significant issues under review relate to the deductibility of certain costs and our utilization of net operating losses to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $9.8 million, which amount was subject to an average effective tax rate of 30% over that time period. We believe the positions taken on our tax returns have merit and will be sustained upon audit. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to this matter.

     We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss carryforwards in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At September 25, 2004, we had total net deferred tax assets of $396,000, net of a tax asset valuation allowance of $1,284,000 and deferred tax liabilities of $884,000. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

Liquidity and Capital Resources

	Three Months	Three Months
	Ended	Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
Cash provided by operating activities	$1,172	$287
Cash provided by investing activities	994	1,579
Cash provided by financing activities	265	169
Effect of exchange rate changes on cash and cash equivalents	461	370

Net increase in cash and cash equivalents	2,892	2,405
Cash and cash equivalents, beginning of period	35,987	38,320

Cash and cash equivalents, end of period	$38,879	$40,725

Marketable securities, end of period	$13,943	$11,932

Cash, cash equivalents and marketable securities, end of period	$52,822	$52,657

     Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of September 25, 2004, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $38.9 million, our marketable securities balance of $13.9 million and our credit facilities. In January 2004, we renewed our primary $5.0 million unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at September 25, 2004. These covenants include liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At September 25, 2004, we had employed $865,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.1 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of September 25, 2004, we had no outstanding debt.

     At September 25, 2004, our marketable securities consisted of corporate bonds and U.S. government securities with maturities at date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 25, 2004, we were in compliance with this internal policy.

     Operating activities generated $1.2 million of cash in the three months ended September 25, 2004 and $287,000 of cash in the three months ended September 27, 2003. In both periods, this was a result of our net income adjusted for certain non-cash charges and expenses, such as depreciation and amortization. Cash was also provided in both periods by reductions in accounts receivable balances and reductions in other current assets, including prepaid expenses. These increases were partially offset by cash used to reduce accounts payable and accrued expenses. Many of our European and Japanese customers renew their maintenance contracts in January and April of each year. As such, we experience seasonal decreases in our deferred revenue in our first and second fiscal quarters, which, in turn, reduces our cash generated from operations.

     Investing activities provided $1.0 million of cash in the first quarter of fiscal 2005 and $1.6 million in the same period of the previous year. In the first quarter of fiscal 2005, maturities and sales of our marketable securities generated $1.7 million of cash, offsetting $527,000 of fixed asset purchases and $201,000 of capitalized software development costs. In fiscal 2004, maturities and sales of our marketable securities generated $1.9 million of cash, offsetting $310,000 of fixed asset purchases.

     Net cash of $265,000 and $169,000 was provided by financing activities in the first quarter of fiscal 2005 and 2004, respectively. In both periods, this cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan.

     We are authorized to repurchase up to 500,000 shares of our common stock. We did not purchase any such shares in the first quarter of fiscal 2005 or the first quarter of fiscal 2004.

     We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements for fiscal 2005 are expected to be approximately $2.0 million, primarily for the purchase of fixed assets. We also expect to continue to capitalize costs related to our software development activities in an annual amount similar to, or less than, those experienced in the entire of fiscal 2004, which totalled $856,000. Long term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Contractual Obligations

     The following table summarizes our significant financial contractual obligations at September 25, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at September 25, 2004.

	Payments Due by Period
		Remainder
	Total	of fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
	(In thousands)
Operating lease obligations	$6,981	$2,036	$1,666	$885	$609	$603	$1,182
Purchase obligations(1)	1,649	1,391	258	—	—	—	—

Total	$8,630	$3,427	$1,924	$885	$609	$603	$1,182

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Off-Balance Sheet Financing Arrangements

     We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share-Based Payment.” This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method. The FASB has nearly completed its deliberations and is expected to release a final statement by the end of our second quarter of fiscal 2005. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005, which would be the first quarter of our fiscal 2006. We are currently assessing the impact of this proposed Statement on our share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share.

Restructuring

January 2004 Plan

     In January 2004, we initiated a corporate restructuring plan (the “January 2004 plan”) related to our January 2004 acquisition of American MSI Corporation (“AMSI”). The January 2004 plan included the termination of three employees from sales and management positions in the United States and Italy. As a result of the January 2004 plan, we recorded charges and related accruals of $508,000 in our third quarter of fiscal 2004. These charges were recorded as restructuring costs in our consolidated statement of operations. All significant activities under the January 2004 plan were completed as of March 27, 2004, except for cash payments of the remaining liabilities.

     The following table presents the restructuring charges incurred, cash paid to settle the related obligations and the remaining liability included in accrued expenses in our condensed consolidated balance sheet:

Employee
Severance
Costs
(In thousands)
Balance at June 30, 2004	$205
Cash payments	(81)

Balance at September 25, 2004	$124

April 2002 Plan

     In April 2002, we enacted a corporate restructuring plan (the “April 2002 plan”) to resize the company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, we recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of September 27, 2003 relate to long-term contractual obligations from facility commitments that will be paid over five years. The following table presents the balance of the accrued restructuring charges:

Lease
Termination
Costs
(In thousands)
Balance at June 30, 2004	$546
Cash payments	(26)
Foreign exchange impact and other adjustments	(2)

Balance at September 25, 2004	$518

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

     The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. In January 2004, we completed the acquisition of AMSI, a provider of hot runner process controllers, with products focused solely on the manufacturing market. In connection with this acquisition, we reorganized our business into two strategically focused business units, one focused on Design Analysis Solutions products and one on Manufacturing Solutions products. This change in organizational structure may lead to further disruption in our business operations, as we have split our direct sales force into product-specific sales forces, each of which are reporting directly to the responsible business unit leader. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because these products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Further, our acquisition of AMSI may delay the development and completion of our Manufacturing

Solutions products as we seek to integrate newly acquired technology into our product platform. Our Manufacturing Solutions business unit is managed by the former chief executive officer and sole stockholder of AMSI and our ability to successfully integrate and further develop the AMSI business will be dependent on our ability to retain this employee.

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

     We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide because sales of our Manufacturing Solutions products and our services will result in lower gross margins and may result in a longer selling cycle, which effect may be more significant following the acquisition of AMSI, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis Solutions products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	our increased use of third parties such as distributors and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not yet be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	currency and exchange rate fluctuations, and

•	timing and integration of acquisitions.

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

     We make significant estimates in determining our worldwide income tax provision. These estimates are subject to many transactions, calculations and proceedings where the ultimate tax outcome is uncertain. These proceedings currently include customary inquiry activities by various taxing authorities and an ongoing audit of certain of the tax returns of our Australian subsidiary by the Australian Tax Office. Although we believe that our estimates are reasonable, the final outcome of tax matters and proceedings could be different than the estimates reflected in the historical income tax provision and accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made.

When we are required to expense options or other equity instruments granted under our employee stock plans as compensation, our net income and earnings per share will be significantly reduced.

     In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Certain proposals related to accounting for the grant of employee stock options and other equity instruments as an expense are being deliberated by the Financial Accounting Standards Board. When such proposals are implemented, our net income and earnings per share will be negatively impacted.

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

     We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. During 2004, our consolidated cash balances were impacted favorably by the strengthening of foreign currencies relative to the U.S. dollar, particularly with respect to the Australian dollar. At September 25, 2004, we had $24.3 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.

     Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At September 25, 2004, the fair value and principal amounts of our bond portfolio amounted to $13.9 million, with a yield to maturity of 1.9%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Since January 2001, the United States Federal Reserve and European Central Bank have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income over the past three years. Our interest income will continue to fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. However, those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.

     In addition, our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries.

Item 4. Controls and Procedures

     As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 25, 2004, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     On September 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. To date, the Company reacquired 244,165 for $1.4 million, at an average cost of $5.62 per share. The Company did not make any purchases of its common stock during the fiscal quarter ended September 25, 2004

Item 6. Exhibits

     (a) Exhibits:

10.50	Form of Incentive Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan

10.51	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan

10.52	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

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

Date: November 3, 2004