Form 10-Q
period 2004-12-25
MOLDFLOW CORP
filed 2005-02-02
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 25, 2004

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

      There were 10,755,070 shares of our common stock, par value $0.01, outstanding on January 31, 2005.

MOLDFLOW CORPORATION

FORM 10-Q

For the Quarter Ended December 25, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	December 25,	June 30,
	2004	2004

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,243	$35,987
Marketable securities	13,706	15,665
Accounts receivable, net	11,703	8,578
Inventories	1,318	1,246
Prepaid expenses	3,175	3,442
Other current assets	2,675	2,063

Total current assets	71,820	66,981
Fixed assets, net	3,953	3,502
Acquired intangible assets, net	1,769	1,986
Goodwill	18,694	18,625
Other assets	3,409	3,264

Total assets	$99,645	$94,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,843	$3,251
Accrued expenses	11,345	9,653
Deferred revenue	8,263	10,013

Total current liabilities	22,451	22,917
Deferred revenue	589	605
Other long-term liabilities	1,218	1,257

Total liabilities	24,258	24,779

Stockholders’ equity:
Common stock	107	106
Additional paid-in capital	68,057	67,554
Retained earnings (accumulated deficit)	1,892	(1,462)
Accumulated other comprehensive income	5,331	3,381

Total stockholders’ equity	75,387	69,579

Total liabilities and stockholders’ equity	$99,645	$94,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$9,562	$5,113	$17,489	$9,467
Services	6,695	5,518	12,750	10,675

Total revenue	16,257	10,631	30,239	20,142

Costs and expenses:
Cost of product revenue	1,875	605	3,716	1,243
Cost of services revenue	1,650	934	2,946	1,563
Research and development	2,040	1,535	3,685	3,128
Selling and marketing	5,611	4,698	10,306	8,884
General and administrative	3,066	2,117	5,576	4,031
Amortization of acquired intangible assets	73	110	151	221

Total operating costs and expenses	14,315	9,999	26,380	19,070

Income from operations	1,942	632	3,859	1,072
Interest income, net	384	290	730	558
Other income (loss), net	16	9	(42)	(34)

Income before income taxes	2,342	931	4,547	1,596
Provision for income taxes	733	336	1,193	584

Net income	$1,609	$595	$3,354	$1,012

Net income per common share:
Basic	$0.15	$0.06	$0.31	$0.10
Diluted	$0.14	$0.06	$0.29	$0.10
Shares used in computing net income per common share:
Basic	10,674	10,059	10,651	10,054
Diluted	11,545	10,658	11,453	10,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended

	December 25,	December 27,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$3,354	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	668	694
Amortization of acquired intangible assets	223	221
Amortization of other intangible assets	305	127
Provisions for doubtful accounts	59	41
Foreign exchange losses	31	24
Other non-cash charges to income	—	5
Changes in operating assets and liabilities:
Accounts receivable	(2,633)	359
Inventories, prepaid expenses, and other current assets	158	254
Other assets	(44)	99
Accounts payable	(542)	221
Accrued expenses and other liabilities	1,171	(690)
Deferred revenue	(2,296)	(2,306)

Net cash provided by operating activities	454	61

Cash flows from investing activities:
Purchases of fixed assets	(872)	(682)
Capitalization of software development costs	(201)	(220)
Sales/maturities of marketable securities	1,959	1,817

Net cash provided by investing activities	886	915

Cash flows from financing activities:
Issuance of common stock	504	210

Net cash provided by financing activities	504	210

Effect of exchange rate changes on cash and cash equivalents	1,412	1,450

Net increase in cash and cash equivalents	3,256	2,636
Cash and cash equivalents, beginning of period	35,987	38,320

Cash and cash equivalents, end of period	$39,243	$40,956

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

      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K. The June 30, 2004 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended December 25, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the fiscal 2005 presentation.

      The Company’s fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth week of the reporting period.

2.	Stock Plans and Stock-based Employee Compensation

      A summary of the Company’s stock option activity follows:

	Six Months Ended

	December 25, 2004		December 27, 2003

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,634,157	$9.77	2,433,206	$9.33
Granted	271,200	11.33	435,180	9.93
Exercised	(73,585)	5.23	(26,748)	2.77
Canceled	(39,332)	12.60	(46,471)	13.94

Outstanding at end of period	2,792,440	$10.00	2,795,167	$9.41

Options exercisable at end of period	1,836,630		1,347,861
Weighted average fair value of options granted		$7.52		$6.86
Options available for future grants	991,648		1,158,859

      No compensation cost has been recognized for employee stock-based awards for the three months and six months ended December 25, 2004 and December 27, 2003. Had compensation cost been determined based on

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

the fair value of options at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income as reported	$1,609	$595	$3,354	$1,012
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	833	1,108	1,774	1,304

Pro forma net income (loss)	$776	$(513)	$1,580	$(292)

Net income (loss) per share:
Basic — as reported	$0.15	$0.06	$0.31	$0.10
Basic — pro forma	$0.07	$(0.05)	$0.15	$(0.03)
Diluted — as reported	$0.14	$0.06	$0.29	$0.10
Diluted — pro forma	$0.07	$(0.05)	$0.14	$(0.03)

      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

Dividend yield	—	—	—	—
Volatility	82.9%	88.0%	86.2%	90.0%
Risk-free interest rate	3.5%	3.0%	3.1%	3.0%
Expected option life (in years)	4.4	4.6	4.5	4.7

3.	Net Income Per Common Share

      The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income	$1,609	$595	$3,354	$1,012

Weighted average shares used in computing net income per common share — basic	10,674	10,059	10,651	10,054
Effect of dilutive securities:
Stock options	871	599	803	565

Weighted average shares used in computing net income per common share — diluted	11,545	10,658	11,453	10,619

Net income per common share — basic	$0.15	$0.06	$0.31	$0.10
Net income per common share — diluted	$0.14	$0.06	$0.29	$0.10

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Options to purchase 534,449 and 1,009,166 shares of common stock were not included in the calculation of diluted net income per share for the three months ended December 25, 2004 and December 27, 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

      Options to purchase 900,317 and 1,025,823 shares of common stock were not included in the calculation of diluted net income per share for the six months ended December 25, 2004 and December 27, 2003, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

4.     Derivative Financial Instruments and Hedging Activities

      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

      At December 25, 2004, currency options and collars designated as hedging instruments with notional amounts of $2.4 million, $3.1 million and $2.4 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on their valuation. At December 25, 2004, instruments with fair values of $241,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $80,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next six months. During the three-month and six-month periods ended December 25, 2004, net gains of $44,000 and $28,000, respectively, were recorded as components of other income and expense. These amounts were comprised of $31,000 and $55,000, respectively, of premiums paid for new instruments, net of $75,000 and $83,000 of gains, respectively, on the effective portion of options that were settled. As of December 25, 2004, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.

      At December 27, 2003, currency options and collars designated as hedging instruments with notional amounts of $3.1 million, $9.3 million and $1.9 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. At December 27, 2003, the total fair values of all currency options and collars held by the Company of $304,000 and $281,000 were recorded as components of other current assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $50,000 were included in accumulated other comprehensive income. During the three-month and six-month periods ended December 27, 2003, net losses of $37,000 and $117,000 were recorded as components of other income and expense on the effective portion of options that were settled. For the three-month and six-month periods ended December 27, 2003, unrealized losses of $43,000 and $64,000 were recognized on the ineffective portion of the options and collars designated as hedging instruments. As of December 27, 2003, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      The components of acquired intangible assets are as follows:

	December 25, 2004			June 30, 2004

	Gross		Net	Gross		Net	Weighted-
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Amount	Amortization	Amount	Use Life

	(In thousands)
Acquired intangible assets:
Customer base	$997	$(309)	$688	$987	$(226)	$761	6.7 years
Developed technology	1,675	(796)	879	1,675	(724)	951	5.8 years
Customer order backlog	40	(40)	—	40	(33)	7	0.5 years
Non-compete agreements	1,424	(1,222)	202	1,411	(1,144)	267	3.5 years

Total	$4,136	$(2,367)	$1,769	$4,113	$(2,127)	$1,986

      Acquired intangible asset amortization for the three months ended December 25, 2004 and December 27, 2003 was $108,000 and $110,000, respectively. Acquired intangible asset amortization for the six months ended December 25, 2004 and December 27, 2003 was $223,000 and $221,000, respectively.

      The following table summarizes the expected remaining amortization of acquired intangible assets as of December 25, 2004:

Expected
Amortization
Expense

(In thousands)
Fiscal Year
2005 (remainder)	$209
2006	346
2007	314
2008	298
2009	246
Thereafter	356

Total future amortization expense	$1,769

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

6.	Inventories

      Inventories consisted of the following:

	December 25,	June 30,
	2004	2004

	(In thousands)
Raw materials	$859	$708
Finished goods	459	538

	$1,318	$1,246

7.	Software Development Costs

      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Software development costs eligible for capitalization were not significant for the three months ended December 25, 2004. In the six months ended December 25, 2004, $201,000 of costs were capitalized. Development costs capitalized in the three months and six months ended December 27, 2003 were zero and $220,000, respectively. All such costs have been included in other non-current assets in the Company’s condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.

      A summary of capitalized software development costs follows:

	December 25,	June 30,
	2004	2004

	(In thousands)
Gross carrying amount	$2,328	$2,127
Less — accumulated amortization	726	503

Net carrying amount	$1,602	$1,624

8.	Comprehensive Income

      Comprehensive income is comprised of net income and other comprehensive income and losses. Other comprehensive income includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income (loss) also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of comprehensive income:

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands)
Net income	$1,609	$595	$3,354	$1,012
Other comprehensive income (loss):
Changes in fair value of marketable securities, net of related tax effect	(6)	(3)	5	(9)
Changes in value of financial instruments designated as hedges, net of related tax effect	39	44	74	(77)
Foreign currency translation adjustment	1,247	1,204	1,871	1,501

Other comprehensive income	1,280	1,245	1,950	1,415

Comprehensive income	$2,889	$1,840	$5,304	$2,427

9.	Restructuring Plans

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

      The following table presents activity against the restructuring liability during the six months ended December 25, 2004 and the remaining liability at the period end included in accrued expenses in the Company’s condensed consolidated balance sheet:

Employee
Severance
Costs

(In thousands)
Balance at June 30, 2004	$205
Cash payments	(168)

Balance at December 25, 2004	$37

     April 2002 Plan

      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

$1.3 million. The remaining accrual balances as of December 25, 2004 relate to long-term contractual obligations from facility commitments that will be paid over five years.

      The following table presents activity against the restructuring liability during the six months ended December 25, 2004 and the remaining liability at the period end.

Lease
Termination
Costs

(In thousands)
Balance at June 30, 2004	$546
Cash payments	(54)
Foreign exchange impact and other adjustments	35

Balance at December 25, 2004	$527

      Of this amount, $413,000 has been included in other long-term liabilities and $114,000 has been included in accrued expenses.

10.	Credit Facilities

      In January 2005, the Company completed the renewal of its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires February 2, 2007, are substantially the same as those of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The previous facility included certain restrictive covenants, all of which the Company was in compliance with as of December 25, 2004. These covenants included certain liquidity and profitability measures and restrictions that limited the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of December 25, 2004, the Company had employed $710,000 of the available borrowing base of the previous facility through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of December 25, 2004, there were no loans advanced against the facility and the remaining available borrowing base was $4.3 million.

      Certain subsidiaries of the Company have established unsecured credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum and are guaranteed by the Company. There were no advances against these facilities as of December 25, 2004.

      Certain subsidiaries of the Company have established other credit facilities, totaling $251,000 at December 25, 2004, with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against these facilities are unsecured. There were no advances against these facilities as of December 25, 2004.

11.	Segment and Geographic Information

     Segment Information

      The Company operates in one industry — computer software and hardware products for the plastics part and mold design and manufacturing industry. Until the end of fiscal 2004, the Company was managed and

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

operated as one business unit with two product lines. A single management team that reported to the chief operating decision maker comprehensively managed the entire business.

      In its third fiscal quarter of 2004, the Company announced a plan to reorganize into two separate business units: the Design Analysis Solutions unit and the Manufacturing Solutions unit. The reorganization was substantially complete at the end of fiscal 2004, resulting in two reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Under this revised organizational structure, there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing, development and general and administrative costs. Allocated expenses include direct costs associated with selling, supporting, developing and marketing the products and services sold by each reporting unit, as well as amortization of acquired intangible assets. The basis of allocation of all such costs and expenses includes significant judgment and estimation.

      Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The Company had no customers from which it derived more than 10% of the total revenue of either reporting unit for the fiscal periods presented.

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands)
Revenue:
Product revenue:
Design Analysis Solutions	$6,159	$4,124	$11,377	$7,550
Manufacturing Solutions	3,403	989	6,112	1,917

Total product revenue	9,562	5,113	17,489	9,467

Services revenue:
Design Analysis Solutions	6,019	5,108	11,432	9,950
Manufacturing Solutions	676	410	1,318	725

Total services revenue	6,695	5,518	12,750	10,675

Total revenue:
Design Analysis Solutions	12,178	9,232	22,809	17,500
Manufacturing Solutions	4,079	1,399	7,430	2,642

Total revenue	$16,257	$10,631	$30,239	$20,142

Costs and expenses:
Design Analysis Solutions	$5,212	$4,753	$9,475	$9,242
Manufacturing Solutions	4,141	2,282	7,915	4,366
Unallocated	4,962	2,964	8,990	5,462

Total costs and expenses	$14,315	$9,999	$26,380	$19,070

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands)
Segment income (loss) from operations:
Design Analysis Solutions	$6,966	$4,479	$13,334	$8,258
Manufacturing Solutions	(62)	(883)	(485)	(1,724)
Unallocated	(4,962)	(2,964)	(8,990)	(5,462)

Total income from operations	$1,942	$632	$3,859	$1,072

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

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands)
Revenue:
Asia/ Australia	$4,843	$3,361	$9,470	$7,130
Americas	5,193	2,310	10,236	4,652
Europe	6,221	4,960	10,533	8,360

Total	$16,257	$10,631	$30,239	$20,142

Percentage of total revenue:
Asia/ Australia	30%	32%	31%	35%
Americas	32	22	34	23
Europe	38	46	35	42

Total	100%	100%	100%	100%

      Revenue from unaffiliated customers in Japan for the three months ended December 25, 2004 and December 27, 2003 was $2.9 million and $2.2 million (18% and 20% of total revenue), respectively. Revenue from unaffiliated customers in Japan for the six months ended December 25, 2004 and December 27, 2003 was $5.9 million and $4.6 million (19% and 23% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	December 25,	June 30,
	2004	2004

	(In thousands)
Fixed assets, net:
Asia/ Australia	$2,111	$1,675
Americas	1,216	1,262
Europe	626	565

Total consolidated	$3,953	$3,502

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

      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company and indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 25, 2004.

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

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands)
Balance at beginning of period	$294	$42	$254	$42
Additions	—	5	55	5
Settlements	(14)	—	(29)	—

Balance at end of period	$280	$47	$280	$47

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Lease Commitments

      The Company leases certain of its office space, autos and equipment under noncancelable operating leases, which expire at various dates through 2012. At December 25, 2004, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments as of December 25, 2004 were as follows:

Operating
Fiscal Year	Leases

(In thousands)
2005 (remainder)	$1,226
2006	1,777
2007	914
2008	627
2009	621
Thereafter	1,308

$6,473

      Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company’s April 2002 restructuring plan included a reduction in the use of this facility, resulting in a charge of $606,000 at that time.

      In January 2005, the Company entered into a seven-year operating lease agreement for a facility that will serve as the Company’s new corporate headquarters in Framingham, Massachusetts. Future operating lease commitments under this agreement are approximately $3.1 million.

Purchase Commitments

      The Company has various contractual obligations for the purchase of goods or services that are enforceable and legally binding on the part of the Company. Future purchase commitments as of December 25, 2004 were as follows:

Purchase
Fiscal Year	Commitments

(In thousands)
2005 (remainder)	$930
2006	412
Thereafter	5

$1,347

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy and the strategy for our two business units to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and six months ended December 25, 2004 compared to the three and six months ended December 27, 2003. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”

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

      However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results.” Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

Business Overview

      Our goal is to be the world’s leading provider of software and hardware solutions for the optimization and automation of plastics-focused manufacturing. We offer customers a broad range of solutions to improve the way they design and produce parts and molds through powerful and robust technology-based products and services. Our focus is to help customers manufacture less expensive and more reliable plastic products by increasing the effectiveness of their designs and their manufacturing operations and improving efficiencies across the entire design-through-manufacture process.

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

      For manufacturers of plastic parts, our strategy is to offer a range of products which address the need for optimizing, automating and monitoring the setup of the primary equipment while controlling and monitoring the temperature, flow of materials and other elements in the manufacturing process. Our solutions include applications which provide real-time business performance management information that enables companies to manage their manufacturing operations throughout the production process. Because of our extensive knowledge of the material properties of plastics and the physics involved in the process of converting raw plastic to finished goods, we can assist companies to obtain higher production yields, reduced cycle times, improved process reliability and better part quality.

      Our growth strategy derives from these strengths. We continue to increase the business value of our design analysis solutions and manufacturing solutions for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. We develop products addressing specific vertical market needs in each of the target market segments of our business. In the design phase, for example, we provide applications which address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors. In the manufacturing phase, we offer solutions to the die cast market, a conversion process that is similar to the plastics injection molding process.

      Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly developing economies in China and other developing countries present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.

      A significant part of our growth strategy is based upon building on the customer loyalty that we have achieved and the large installed base that we have built. We receive approximately 60% to 70% of our overall revenue from repeat customers. We deliver product releases on a regular and timely basis which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience and providing multiple points of contact within the company to ensure that their needs are met.

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

      Our primary offerings are our Moldflow Plastics Xpert (“MPX”) for process set-up, optimization and control, our Shotscope process monitoring and control application, our Altanium system for temperature and process control and our Celltrack product, formerly known as MMS/ Production Monitoring, for monitoring and reporting on the operations across the factory floor. Our Manufacturing Solutions products are an integration of our internally developed MPX product with Shotscope, Celltrack and Altanium, all of which were initially developed by companies we have acquired.

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

Overview of Results of Operations for the Three Months and Six Months Ended December 25, 2004

Financial Highlights included:

•	growth in revenues to $16.3 million in the second quarter of fiscal 2005 from $10.6 million in the second quarter of fiscal 2004,

•	growth in earnings to $0.14 per diluted share in the second quarter of fiscal 2005 from $0.06 per diluted share in the second quarter of fiscal 2004,

•	growth in revenues to $30.2 million in the first half of fiscal 2005 from $20.1 million in the first half of fiscal 2004,

•	growth in earnings to $0.29 per diluted share in the first half of fiscal 2005 from $0.10 per diluted share in the first half of fiscal 2004, and

•	cash provided from operations of $454,000 in the first half of fiscal 2005, compared to $61,000 in the first half of fiscal 2004.

Summary of Operating Performance:

	Three		Three
	Months		Months
	Ended	As a %	Ended	As a %
	December 25,	of	December 27,	of
	2004	Revenue	2003	Revenue

	(In thousands, except for percentage data)
Revenue	$16,257	100%	$10,631	100%
Cost of revenue	3,525	22	1,539	14
Operating expenses, including amortization of acquired intangibles	10,790	66	8,460	80

Income from operations	$1,942	12%	$632	6%

	Six Months		Six Months
	Ended	As a %	Ended	As a %
	December 25,	of	December 27,	of
	2004	Revenue	2003	Revenue

	(In thousands, except for percentage data)
Revenue	$30,239	100%	$20,142	100%
Cost of revenue	6,662	22	2,806	14
Operating expenses, including amortization of acquired intangibles	19,718	65	16,264	81

Income from operations	$3,859	13%	$1,072	5%

      Total revenue in our second quarter and first six months of fiscal 2005 increased 53% and 50%, respectively, from the comparable periods of fiscal 2004. The increase in both periods was primarily as a result of growth in our Design Analysis Solutions product sales in our European and Asia/ Australia regions and also due to sales of hot runner process controllers, the main product of American MSI Corporation (“AMSI”), a company which we acquired in January 2004. In both the three-month and six-month periods ended December 25, 2004, the value of the U.S. dollar relative to the currencies of some of the other countries in which we conduct business was weaker than that of the comparable periods of fiscal 2004. Had the currency exchange rates of both periods of fiscal 2005 been the same as the comparable periods of fiscal 2004, our total revenue for the three-month and six-month periods ended December 25, 2004 would have increased 47% and 44%, respectively, from the prior year.

      Cost of revenue in our second quarter and first six months of fiscal 2005 increased 129% and 137%, respectively, from the comparable periods of fiscal 2004. The increase in both periods was primarily a result of higher direct material costs associated with our hot runner process controllers and the costs of distribution personnel added in our acquisition of AMSI.

      Operating expenses, including amortization of acquired intangible assets, in our second quarter and first six months of fiscal 2005 increased 28% and 21%, respectively, from the comparable periods of fiscal 2004. The increase in both periods was primarily due to the cost of personnel added in our acquisition of AMSI, higher variable sales costs related to the current sales performance, increased professional service fees including those related to our Sarbanes-Oxley compliance effort and the decline in value of the U.S. dollar relative to the local currencies in which we incur expenses. Beginning in July 2005, our employee-related expenditures will increase substantially when we are required by accounting standard changes to record compensation expense related to employee stock option grants.

      In the six months ended December 25, 2004, we generated $454,000 of cash from our operating activities as compared to $61,000 in the six months ended December 27, 2003. We finished the first half of fiscal 2005 with $52.9 million of cash and marketable securities, compared to $51.7 million of cash and marketable securities as of June 30, 2004. We have no long-term debt.

Results of Operations

      The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

Revenue:
Product	59%	48%	58%	47%
Services	41	52	42	53

Total revenue	100%	100%	100%	100%

Costs and expenses:
Cost of product revenue	12%	6%	12%	6%
Cost of services revenue	10	9	10	8
Research and development	13	14	12	16
Selling and marketing	34	44	34	44
General and administrative	19	20	19	20
Amortization of acquired intangible assets	—	1	—	1

Total costs and expenses	88	94	87	95

Income from operations	12	6	13	5
Interest income	2	3	2	3
Other income (loss), net	—	—	—	—

Income before income taxes	14	9	15	8
Provision for income taxes	5	3	4	3

Net income	9%	6%	11%	5%

Revenue

      We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative manufacturing management systems and hot runner process controllers, and

•	services revenue derived from maintenance and support related to our products, consulting, implementation, training and material testing.

      Total revenue increased 53%, or $5.7 million, to $16.3 million for the three months ended December 25, 2004, from $10.6 million for the three months ended December 27, 2003. On a constant currency basis, which excludes the impact of changes in foreign exchange rates from those of the previous year, total revenue for the three-month period increased approximately 47%. For the six months ended December 25, 2004, total revenue increased 50%, or $10.1 million, to $30.2 million from $20.1 million in the comparable period of the previous fiscal year. On a constant currency basis, total revenue for the six-month period increased approximately 44%.

      The following table sets forth our total revenue for the three-month and six-month periods ended December 25, 2004 and December 27, 2003:

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands)
Revenue:
Product	$9,562	$5,113	$17,489	$9,467
Services	6,695	5,518	12,750	10,675

Total	$16,257	$10,631	$30,239	$20,142

      The following table sets forth our total revenue by geographic region for the three-month and six-month periods ended December 25, 2004 and December 27, 2003:

	Three Months Ended		Six Months Ended

	December 25,	December 27,	December 25,	December 27,
	2004	2003	2004	2003

	(In thousands, except for percentage data)
Revenue:
Asia/ Australia	$4,843	$3,361	$9,470	$7,130
Americas	5,193	2,310	10,236	4,652
Europe	6,221	4,960	10,533	8,360

Total	$16,257	$10,631	$30,239	$20,142

Percentage of total revenue:
Asia/ Australia	30%	32%	31%	35%
Americas	32	22	34	23
Europe	38	46	35	42

Total	100%	100%	100%	100%

     Product revenue

      The following table sets forth our product revenue by product group and geography for the three-month and six-month periods ended December 25, 2004 and December 27, 2003:

		Increase
		(Decrease)
	Three Months	Compared to		Three Months
	Ended	Prior Year		Ended
	December 25,			December 27,
	2004	$	%	2003

	(In thousands, except for percentage data)
Asia/Australia product revenue:
Design Analysis Solutions	$2,759	$1,114	68%	$1,645
Manufacturing Solutions	39	31	388	8

Total	2,798	1,145	86	1,653

Americas product revenue:
Design Analysis Solutions	812	508	167	304
Manufacturing Solutions	2,612	2,168	488	444

Total	3,424	2,676	358	748

Europe product revenue:
Design Analysis Solutions	2,588	413	19	2,175
Manufacturing Solutions	752	215	40	537

Total	3,340	628	23	2,712

Total product revenue:
Design Analysis Solutions	6,159	2,035	49	4,124
Manufacturing Solutions	3,403	2,414	244	989

Total	$9,562	$4,449	87%	$5,113

Percentage of total product revenue:
Design Analysis Solutions	64%			81%
Manufacturing Solutions	36			19

Total	100%			100%

		Increase
		(Decrease)
	Six Months	Compared to		Six Months
	Ended	Prior Year		Ended
	December 25,			December 27,
	2004	$	%	2003

	(In thousands, except for percentage data)
Asia/Australia product revenue:
Design Analysis Solutions	$5,491	1,688	44%	$3,803
Manufacturing Solutions	39	31	288	8

Total	5,530	1,179	45	3,811

Americas product revenue:
Design Analysis Solutions	1,676	776	86	900
Manufacturing Solutions	5,040	4,291	473	749

Total	6,716	5,067	307	1,649

Europe product revenue:
Design Analysis Solutions	4,209	1,362	48	2,847
Manufacturing Solutions	1,033	(127)	(11)	1,160

Total	5,242	1,235	31	4,007

		Increase
		(Decrease)
	Six Months	Compared to		Six Months
	Ended	Prior Year		Ended
	December 25,			December 27,
	2004	$	%	2003

	(In thousands, except for percentage data)
Total product revenue:
Design Analysis Solutions	11,377	3,827	51	7,550
Manufacturing Solutions	6,112	4,195	219	1,917

Total	$17,489	$8,022	85%	$9,467

Percentage of total product revenue:
Design Analysis Solutions	65%			80%
Manufacturing Solutions	35%			20

Total	100%			100%

      Our product revenue includes both license fees for our packaged software application products and product fees for our manufacturing management systems and hot runner process controllers. Typically, our customers pay an up-front, one-time fee for our products. For our packaged software applications, the amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. Our MPA product is subject to the terms of a “click-wrapped” software license agreement that is included as part of each customer’s installation process. For sales of our other packaged software products, we generally require a signed license agreement. For our manufacturing management systems, the amount of the fee depends upon the number and type of software modules licensed with the system, if any, and the system’s hardware components. We generally require a signed license agreement for sales of our manufacturing management systems that have significant application software functionality. For our hot runner process controllers, which do not have significant software application functionality, the fee primarily depends on the system’s hardware components. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these payments as revenue as well, but such amounts have not been significant to date.

      Product revenue for the second fiscal quarter increased by $4.4 million, or 87%, to $9.6 million, from $5.1 million in the comparable period of the previous fiscal year. On a constant currency basis, which excludes the impact of changes in foreign exchange rates from those of the previous year, product revenue increased 80% from the same period of fiscal 2004. The remainder of the increase was due to the impact of our acquisition of AMSI, the introduction of new Design Analysis Solutions products and our extended distribution capabilities, which allowed us to reach a broader segment of the mid-range design market.

      We added 86 new customers in the second quarter of fiscal 2005, compared to 122 new customers in the same period of fiscal 2004. Sales to new customers represented 26% of total product revenue in the three months ended December 25, 2004, compared to 49% of total product revenue in the three months ended December 27, 2003.

      Product revenue for the first six months of fiscal 2005 increased by $8.0 million, or 85%, to $17.5 million, from $9.5 million in the comparable period of the previous fiscal year. The increase was a result of the acquisition of AMSI, increased Design Analysis Solution product sales and the declining value of the U.S. dollar relative to most of the local currencies in which we generate revenue, in particular the Euro and Japanese yen.

      We added 178 new customers in the first half of fiscal 2005, compared to 224 new customers in the comparable period of fiscal 2004. Sales to new customers represented 29% of total product revenue in the six months ended December 25, 2004, compared to 38% of total product revenue in the six months ended December 27, 2003.

      Pricing of individual products within our product families of both our business units can vary greatly, and the mix of products sold during a given period can significantly impact our average selling price per seat. As such, we do not believe that an average selling price per seat provides a meaningful measure of our business.

Design Analysis Solutions Product Revenue

      Product revenue from our Design Analysis Solutions (“DAS”) products increased by $2.0 million, or 49%, to $6.2 million in the three months ended December 25, 2004 when compared to the three months ended December 27, 2003. For the six-month period ended December 25, 2004, DAS product revenue increased by $3.8 million, or 51%, to $11.4 million when compared to the six months ended December 27, 2003. The increase in both periods was due mostly to strong sales results in Japan, Korea and Europe, particularly in Germany and France. We believe that this strong sales growth is the result of a number of factors, including new product introductions and economic recovery in certain of our key markets, including the European automotive industry and the Asian electronics industry.

      Within the last year, we released new versions of our MPA and MPI products, which introduced new, add-on modules to each of these product lines. We believe that these releases have increased the appeal of the products to a broader base of engineers, resulting in increased sales of these product families relative to the previous fiscal year. In addition, we recently introduced new software applications that are integrated into third party products and designed to expand our product offerings into additional market segments. We believe that those releases increased our DAS product revenue relative to the previous fiscal year.

      We sold 129 seats of DAS products in the three months ended December 25, 2004, compared to 115 seats of these products in the three months ended December 27, 2003. For the six-month period ended December 25, 2004, we sold 278 seats of DAS products compared to 249 seats of these products in the six months ended December 27, 2003.

Manufacturing Solutions Product Revenue

      Product revenue from our Manufacturing Solutions (“MS”) products increased by $2.4 million, or 244%, to $3.4 million in the three months ended December 25, 2004 compared to $1.0 million in the three months ended December 27, 2003. For the six-month period ended December 25, 2004, product revenue from our MS products increased by $4.2 million, or 219%, to $6.1 million compared to $1.9 million in the six months ended December 27, 2003. The increase in both periods from the previous fiscal year was primarily due to sales of hot runner process controllers, a product line that was acquired in our January 2004 acquisition of AMSI.

      We sold 295 seats of our MS products in the three months ended December 25, 2004 compared to 223 seats of MS products in the three months ended December 27, 2003. For the six-month period ended December 25, 2004, we sold 475 seats of our MS products compared to 313 seats of MS products in the six months ended December 27, 2003.

Services Revenue

      We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees, material testing services and repairs.

      Services revenue accounted for approximately 41% of our total revenue in the three months ended December 25, 2004, compared to 52% of our total revenue in the three months ended December 27, 2003. Revenues derived from services increased by 21% in the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004. This increase was primarily from the sale of maintenance contracts, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in prior years. In the three months ended December 25, 2004, services revenue from the DAS business unit was $6.0 million and services revenue from the MS business unit was $676,000. In the three months ended December 27, 2003, services revenue from the DAS business unit was $5.1 million and services revenue from the MS business unit was $410,000.

      Services revenue accounted for approximately 42% of our total revenue in the six months ended December 25, 2004, compared to 53% of our total revenue in the six months ended December 27, 2003. Revenues derived from services increased by 19% in the first half of fiscal 2005 due to growth in our installed customer base. In the six months ended December 25, 2004, services revenue from the DAS business unit was $11.4 million and services revenue from the MS business unit was $1.3 million. In the six months ended December 27, 2003, services revenue from the DAS business unit was $7.6 million and services revenue from the MS business unit was $725,000.

Cost of Revenue

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$	%	2003

	(In thousands, except for percentage data)
Cost of revenue:
Product	$1,875	$1,270	210%	$605
Services	1,650	716	77	934

	$3,525	$1,986	129%	$1,539

As a percentage of total revenue	22%			14%

		Increase
		Compared to
	Six Months	Prior Fiscal		Six Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$	%	2003

	(In thousands, except for percentage data)
Cost of revenue:
Product	$3,716	$2,473	199%	$1,243
Services	2,946	1,383	88	1,563

	$6,662	$3,856	137%	$2,806

As a percentage of total revenue	22%			14%

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

      Our cost of product revenue was $1.9 million in the three months ended December 25, 2004, compared to $605,000 in the three months ended December 27, 2003. This change was due principally to increased personnel costs and direct material costs. In our acquisition of AMSI, we added 16 distribution personnel, resulting in an additional $288,000 of compensation and other employee costs when compared to the previous year. Direct material costs increased $855,000 from the prior year, a result of sales of hot runner process controllers, a product line that has a higher cost of material than that of our other products. Amortization expense included in cost of product revenue increased $89,000 compared to the same period of the prior year due to increased capitalized software development costs and intangible technology assets acquired in our acquisition of AMSI.

      Our cost of product revenue was $3.7 million in the six months ended December 25, 2004, compared to $1.2 million in the six months ended December 27, 2003. Employees added in our acquisition of AMSI resulted in an additional $606,000 of compensation and other employee costs when compared to the previous year. Direct material costs increased almost $1.6 million from the prior year, a result of sales of hot runner process controllers. Amortization expense included in cost of product revenue increased $124,000 compared to the same period of the prior year due to increased capitalized software development costs and intangible technology assets acquired in our acquisition of AMSI.

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

      Our cost of services revenue was $1.7 million in the three months ended December 25, 2004, compared to $934,000 in the three months ended December 27, 2003. Our cost of services revenue was $2.9 million in the six months ended December 25, 2004, compared to $1.6 million in the six months ended December 27, 2003. The increase in both periods was due primarily to the impact of an organizational change and redirection of our technical sales staff from research and development and sales functions to our post-sales and implementation groups, the costs of which are included in cost of services revenue. To a lesser extent, the increase was also a result of the declining value of the U.S. dollar relative to the local currencies in which we incur expenses.

Research and Development

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
Research and development	$2,040	$505	33%	$1,535
As a percentage of total revenue	13%			14%

		Increase
		Compared to
	Six Months	Prior Fiscal		Six Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
Research and development	$3,685	$557	18%	$3,128
As a percentage of total revenue	12%			16%

      We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for general release to customers. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

      Our research and development expenses were $2.0 million in the three months ended December 25, 2004 compared to $1.5 million in the three months ended December 27, 2003, an increase of $505,000. A portion of this increase is due to the capitalization of $220,000 of research and development costs related to software development efforts in the second fiscal quarter of 2004. In the three months ended December 25, 2004, costs eligible for capitalization were not significant, resulting in an increase in the current period expense relative to that of the prior year. The remainder of the increase in research and development expenses was primarily attributable to a $237,000 increase in employee compensation costs, a result of our annual salary increases, staff added in the acquisition of AMSI and currency exchange rate movements.

      Our research and development expenses were $3.7 million in the six months ended December 25, 2004 compared to $3.1 million in the six months ended December 27, 2003, an increase of $557,000. The increase was primarily attributable to a $452,000 increase in employee compensation costs, a result of our annual salary increases, staff added in the acquisition of AMSI and currency exchange rate movements and $104,000 of third-party research programs. In accordance with SFAS No. 86, we capitalized $201,000 and $220,000 in the first six months of 2005 and 2004, respectively. As we plan to release several new products and enhancements over the remainder of the fiscal year, we expect to capitalize software development costs in the remaining quarters of fiscal 2005.

Selling and Marketing

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
Selling and marketing	$5,611	$913	19%	$4,698
As a percentage of total revenue	35%			44%

		Increase
		Compared to
	Six Months	Prior Fiscal		Six Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
Selling and marketing	$10,306	$1,422	16%	$8,884
As a percentage of total revenue	34%			44%

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

      Our selling and marketing expenses were $5.6 million in the three months ended December 25, 2004, compared to $4.7 million in the three months ended December 27, 2003. The increase from the previous year was primarily a result of a $680,000 increase in employee compensation costs, a result of staff added in the acquisition of AMSI as well as commissions paid to our direct sales force on increased revenues, a $105,000 increase in marketing promotional activities, a $176,000 increase in commissions related to sales through third-party manufacturers’ representatives and a $110,000 increase in travel expense. These increases were offset, in part, by the impact of our redirection in late fiscal 2004 of sales resources to customer support and implementation activities, the cost of which is now included in cost of services revenue. This organizational change reduced our selling and marketing expenses by $270,000 as compared to the previous fiscal year and increased cost of services revenue by a corresponding amount.

      Our selling and marketing expenses were $10.3 million in the six months ended December 25, 2004, compared to $8.9 million in the six months ended December 27, 2003. The increase from the previous year was primarily a result of a $1.3 million increase in employee compensation costs, a result of staff added in the acquisition of AMSI as well as commissions paid to our direct sales force on increased revenues, a $250,000 increase in marketing promotional activities and a $342,000 increase in commissions related to sales through third-party manufacturers’ representatives. These increases were offset, in part, by the impact of our redirection in late fiscal 2004 of sales resources to customer support and implementation activities, the cost of which is now included in cost of services revenue. This organizational change reduced our selling and marketing expenses by $725,000 as compared to the previous fiscal year and increased cost of services revenue by a corresponding amount.

General and Administrative

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
General and administrative	$3,066	$949	45%	$2,117
As a percentage of total revenue	19%			20%

		Increase
		Compared to
	Six Months	Prior Fiscal		Six Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
General and administrative	$5,576	$1,545	38%	$4,031
As a percentage of total revenue	19%			20%

      General and administrative expenses include compensation, legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.

      Our general and administrative expenses were $3.1 million in the three months ended December 25, 2004, compared to $2.1 million in the three months ended December 27, 2003. The increase in general and administrative expenses was due primarily to a $326,000 increase in compensation expense, which included the impact of personnel added as a result of the AMSI acquisition, a $116,000 increase in Sarbanes-Oxley compliance and preparation costs, an $81,000 increase in employee costs, including costs associated with hiring new staff and training and a $190,000 increase in audit, tax and legal service fees.

      Our general and administrative expenses were $5.6 million in the six months ended December 25, 2004, compared to $4.0 million in the six months ended December 27, 2003. The increase in general and administrative expenses was due primarily to a $581,000 increase in compensation expense, a $223,000 increase in Sarbanes-Oxley compliance and preparation costs, a $181,000 increase in employee costs, including costs associated with hiring new staff and training and a $271,000 increase in audit, tax and legal service fees.

Amortization of Acquired Intangible Assets

		Decrease
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$73	$(37)	(34%)	$110
As a percentage of total revenue	0%			1%

		Decrease
		Compared to
	Six Months	Prior Fiscal		Six Months
	Ended	Year		Ended
	December 25,			December 27,
	2004	$ %		2003

	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$151	$(70)	(32%)	$221
As a percentage of total revenue	0%			1%

      These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include customer base, developed technology, customer order backlog and non-compete agreements, which are amortized over their economic lives, ranging from six months to seven years. The reduction in amortization expense in the current fiscal year compared to the previous fiscal year reflects the completion of amortization of certain intangible assets that reached the end of their estimated useful life.

Interest Income, Net

      Interest income includes interest income earned on invested cash balances.

      Our interest income was $384,000 in the three months ended December 25, 2004 compared to $290,000 in the three months ended December 27, 2003. Our interest income was $730,000 in the six months ended December 25, 2004 compared to $558,000 in the six months ended December 27, 2003.

Other Income (Loss), Net

      Other income (loss), net includes gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

      Our other income of $16,000 and other losses of $42,000 in the three months and six months ended December 25, 2004, respectively, were not significantly changed since the previous fiscal year.

Provision for Income Taxes

      Our estimated annual effective income tax rate for fiscal 2005 is 29%, compared to 37% in fiscal 2004. In the second fiscal quarter of 2005, our actual income tax rate was 31% on pre-tax income of $2.3 million. The difference between the effective income tax rate of the second fiscal quarter of 2005 and the full year estimate was due to a one-time benefit recorded in our first fiscal quarter of 2005 of $230,000 arising from the reduction of a valuation allowance recorded against deferred tax assets of one of our subsidiaries. We currently estimate that our income tax rate in each of the remaining quarters of fiscal 2005 will be approximately 31%, and that this will result in the estimated effective income tax rate of approximately 29% for the fiscal year.

      Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets, changes in the tax law and potential acquisitions. In connection with the American Jobs Creation Act of 2004 (the “Act”), enacted in October 2004, we may be able to repatriate certain of our foreign earnings in fiscal 2005 or fiscal 2006 at a reduced rate of tax under the dividend reinvestment provisions of the Act. If we elect to do so, we will be required to record a provision for U.S. income tax purposes in our consolidated financial statements when our management and directors approve and commit to a dividend reinvestment plan. We are currently assessing the impact, if any, that the Act will have on our future income tax expense. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlements of tax audits and assessments, acquisitions of other companies or other events.

      In the first quarter of 2005, one of our Australian subsidiaries became subject to an audit by the local taxing authority. The significant issues under review relate to the deductibility of certain costs and our utilization of net operating losses to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $10.6 million, which amount was subject to an average effective tax rate of 35% over that time period. We believe the positions taken on our tax returns have merit and will be sustained upon audit. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to this matter.

Liquidity and Capital Resources

	Six Months	Six Months
	Ended	Ended
	December 25,	December 27,
	2004	2003

	(In thousands)
Cash provided by operating activities	$454	$61
Cash provided by investing activities	886	915
Cash provided by financing activities	504	210
Effect of exchange rate changes on cash and cash equivalents	1,412	1,450

Net increase in cash and cash equivalents	3,256	2,636
Cash and cash equivalents, beginning of period	35,987	38,320

Cash and cash equivalents, end of period	$39,243	$40,956

Marketable securities, end of period	$13,706	$12,004

Cash, cash equivalents and marketable securities, end of period	$52,949	$52,960

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of December 25, 2004, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $39.2 million, our marketable securities balance of $13.7 million and our credit facilities. In January 2005, we renewed our primary $5.0 million unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The preceding facility included restrictive covenants, all of which we were in compliance with at December 25, 2004. These covenants include liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At December 25, 2004, we had employed $710,000 of available borrowings for outstanding foreign exchange contracts and letters of credit and had an additional $4.3 million available for borrowing. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries and to facilitate foreign currency and hedging transactions. As of December 25, 2004, we had no outstanding debt.

      Operating activities provided $454,000 of cash in the six months ended December 25, 2004 and $61,000 of cash in the six months ended December 27, 2003. In fiscal 2005, cash of $4.6 million was provided by our net income adjusted for certain non-cash charges and expenses, such as depreciation and amortization, partially offset by net changes in operating assets and liabilities which consumed $4.2 million of cash. In fiscal 2004, cash of $2.1 million was provided by our net income adjusted for non-cash charges and expenses, partially offset by net changes in operating assets and liabilities which consumed $2.0 million of cash. In both periods, a large portion of the net use of cash arising from changes in operating assets and liabilities was due to a reduction in the balance of our deferred revenue. Many of our European and Japanese customers renew their maintenance contracts in January and April of each year. As such, we experience seasonal decreases in our deferred revenue in our first and second fiscal quarters, which, in turn, reduces our cash generated from operations.

      Investing activities provided $886,000 of cash in the first half of fiscal 2005 and $915,000 in the same period of the previous year. In the first half of fiscal 2005, sales and maturities of marketable securities provided $2.0 million of cash, which was partially offset by purchases of fixed assets and the capitalization of software development costs which, in total, consumed $1.1 million of cash. In the first half of fiscal 2004, sales and maturities of marketable securities provided $1.8 million of cash, which was partially offset by purchases of fixed assets and the capitalization of software development costs which, in total, consumed $902,000 of cash.

      Net cash of $504,000 and $210,000 was provided by financing activities in the first half of fiscal 2005 and 2004, respectively. In both periods, this cash was generated by exercises of employee stock options for common stock and proceeds received for common stock under our Employee Stock Purchase Plan.

      We are authorized to repurchase up to 500,000 shares of our common stock. We did not purchase any such shares in fiscal 2004, nor have we purchased any such shares in the first six months of fiscal 2005.

      We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements for fiscal 2005 are expected to be approximately $2.0 million. We also expect to continue to capitalize costs related to our software development activities in an annual amount similar to, or less than, those experienced in the entire of fiscal 2004, which totaled $856,000. Long term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products; financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Contractual Obligations

      The following table summarizes our significant financial contractual obligations at December 25, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 25, 2004.

	Payments Due by Period

		Remainder
		of Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2005	2006	2007	2008	2009	Thereafter

	(In thousands)
Operating lease obligations	$6,473	$1,226	$1,777	$914	$627	$621	$1,308
Purchase obligations(1)	1,347	930	412	5	—	—	—

Total	$7,820	$2,156	$2,189	$919	$627	$621	$1,308

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

      In January 2005, we entered into a seven-year operating lease for a facility that will serve as the Company’s new headquarters. Future operating lease commitments are approximately $3.1 million.

Off-Balance Sheet Financing Arrangements

      We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal”. In addition, this

Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for our 2006 fiscal year. We believe the adoption of this Statement will not have a material impact on the results of our operations.

      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“FAS No. 123(R)”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) will be effective for our 2006 fiscal year. We are currently assessing the impact of this Statement on our share-based compensation programs. However, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share.

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

Our business model is changing as we further develop and exploit our Manufacturing Solutions products, and our reorganization of our sales, marketing and support staff along business unit lines may result in disruption in our sales.

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

      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide because sales of our Manufacturing Solutions products and our services have resulted in lower gross margins and have resulted in a longer selling cycle, which effect may be more significant following the acquisition of AMSI, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis Solutions products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	our increased use of third parties such as distributors and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations that may lead to increased taxable income in certain jurisdictions that may not yet be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	currency and exchange rate fluctuations, and

•	timing and integration of acquisitions.

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

Failure to comply with Section 404 of Sarbanes-Oxley Act of 2002 in a timely fashion may have a negative impact on investor confidence.

      Under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending June 30, 2005, we will be required to assess the effectiveness of our internal controls over financial reporting and report that our internal control over financial reporting is effective. Our auditors must conduct an audit to evaluate management’s assessment of the effectiveness of our internal control over financial reporting and both attest that management’s report is fairly stated and express an opinion on the effectiveness of internal control over financial reporting. To comply with Section 404, we have undertaken certain actions including a schedule of activities for the evaluation, test and remediation, if necessary, of our internal controls. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide their affirmative attestation and opinion as of fiscal 2005, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance. Although we believe we will be able to satisfy the requirements of Section 404 in a timely fashion, if we are unable to do so, we may be unable to assert that the internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. This may negatively impact investor confidence in the accuracy and completeness of our financial reports, which could have a material and adverse effect on our stock price.

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

                  Our acquisition of AMSI and any future mergers, acquisitions and strategic relationships may result in lost revenue caused by business disruptions and missed opportunities caused by the distraction of our management.

      In January 2004, we acquired American MSI Corporation, a privately held company specializing in development and sale of hot runner process controllers for the plastics processing industry. Further, we may engage in other acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms, or at all. If we merge with or acquire another company we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We will have to devote a significant amount of time, management and financial resources to do so. Even with this investment of management and financial resources, the acquisition of AMSI or another business may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

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

      The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenue is derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. Conducting business outside of the United States is subject to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of certain foreign countries,

•	decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

•	lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

•	decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet be offset by tax benefits arising from losses in other jurisdictions,

•	lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

•	interruptions in our operations due to political and social conditions of the countries in which we conduct business,

•	lost revenue resulting from the imposition by foreign governments of trade protection measures, and

•	higher cost of sales resulting from import or export licensing requirements.

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

      We make significant estimates in determining our worldwide income tax provision. These estimates are subject to many transactions, calculations and proceedings where the ultimate tax outcome is uncertain. Although we believe that our estimates are reasonable, the final outcome of tax matters and proceedings could be different than the estimates reflected in the historical income tax provision and accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made. In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local taxing authority. The significant issues under review relate to the deductibility of certain costs and our utilization of net operating losses to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $10.6 million, which amount was subject to an average effective tax rate of 35% over that time period. We believe the positions taken on our tax returns have merit and will be sustained upon audit. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to this matter.

When we are required to expense options or other equity instruments granted under our employee stock plans as compensation, our net income and earnings per share will be significantly reduced.

      In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” related to accounting for the grant of employee stock options and other equity instruments as an expense. When we implement this standard, our net income and earnings per share will be negatively impacted.

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

      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. During 2004, our consolidated cash balances were impacted favorably by the strengthening of foreign currencies relative to the U.S. dollar, particularly with respect to the Australian dollar. At December 25, 2004, we had $21.3 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.

      Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in interest bearing instruments, including government and corporate bonds. At December 25, 2004, the fair value and principal amounts of our bond portfolio amounted to $13.7 million, with a yield to maturity of 2.35%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Our interest income will fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. However, those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.

      In addition, our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries.

Item 4.     Controls and Procedures

      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of December 25, 2004, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      On December 19, 2001, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its outstanding common stock. To date, the Company reacquired 244,165 for $1.4 million, at an average cost of $5.62 per share. All such shares were reissued under the Company’s employee stock purchase plan and in connection with the acquisition of American MSI Corporation in January 2004. The Company did not make any purchases of its common stock during the fiscal quarter ended December 25, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      On November 18, 2004, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect one Class III Director for a three-year term. The results of the stockholder vote were as follows:

NAME OF DIRECTOR	FOR	AGAINST	WITHHELD

Frank Haydu, III	9,138,859	—	620,161

Item 5.	Other Information

Entry into Definitive Material Agreements

Agreement to Lease

      On January 28, 2005, Moldflow Corporation (the “Company”) and 492 OCP, LLC (the “Landlord”) executed and delivered an Agreement to Lease (the “Lease”) concerning rentable space in the building located at 492 Old Connecticut Path, Framingham, Massachusetts (the “Property”). Upon completion, the Company will move its headquarters from Wayland, Massachusetts to the Property.

      Under the Lease, the Company agreed to occupy the Property commencing April 1, 2005 and terminating March 31, 2012. In connection with the Lease, the Company agreed to pay annual rent in the amount of $21.25 per square foot on approximately 18,500 square feet of rentable area during the first year of the Lease, which amount escalates in accordance with the terms of the Lease for the remaining six years of the Lease. Under the terms of the Lease, the Company will receive an abatement of rent for five months and the Company has an option to extend the Lease for an additional term of five years.

      The foregoing is a summary of the material provisions of the Lease. This summary does not purport to be complete and is qualified in its entirety by reference to the terms of the Lease, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Renewal of Banking Facilities

      On January 31, 2005, Silicon Valley Bank and the Company executed a Loan Modification Agreement (the “Agreement”) related to the credit facility with Moldflow Corporation. The Agreement extended the term of the existing credit facility through February 2, 2007. The unsecured credit facility provides for maximum available borrowing of $5.0 million and can be extended annually upon mutual agreement. The credit facility contains covenants related to the operation of the Company’s business, all of which the Company was in compliance with as of the date of the Agreement.

      The foregoing is a summary of the material features of the Loan Modification Agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the terms of the Loan Modification Agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	Employment Agreement dated as of January 10, 2005 between Christopher L. Gorgone and Moldflow Corporation, previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005, and incorporated herein by reference.
10.2	Transitional Services Agreement dated as of January 10, 2005 between Suzanne E. MacCormack and Moldflow Corporation previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005, and incorporated herein by reference.
10.3	Lease between Moldflow Corporation and 492 OCP, LLC dated as of January 28, 2005.*
10.4	Loan Modification Agreement dated as of January 31, 2005 between Moldflow Corporation and Silicon Valley Bank.*
31.1	Certification of CEO.*
31.2	Certification of CFO.*
32.1	Section 1350 Certification of CEO.*(1)
32.2	Section 1350 Certification of CFO.*(1)

*	Filed herewith.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K:

      The Company filed a Form 8-K on October 28, 2004, reporting under Items 1.02, 2.02, 5.02 and 9.01.

      The Company filed a Form 8-K on January 12, 2005, reporting under Items 1.01, 5.02 and 9.01.

      The Company filed a Form 8-K on January 27, 2005, reporting under Items 2.02 and 9.01.

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

Date: February 2, 2005