Form 10-Q
period 2005-03-26
MOLDFLOW CORP
filed 2005-05-05
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 26, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      There were 10,896,125 shares of our common stock, par value $0.01, outstanding on May 3, 2005.

MOLDFLOW CORPORATION
FORM 10-Q
For the Quarter Ended March 26, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	March 26,	June 30,
	2005	2004

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,788	$35,987
Marketable securities	9,782	14,467
Accounts receivable, net	11,994	8,578
Inventories	1,325	1,246
Prepaid expenses	3,143	3,442
Other current assets	2,632	2,063

Total current assets	76,664	65,783
Fixed assets, net	3,627	3,502
Acquired intangible assets, net	1,659	1,986
Goodwill	18,666	18,625
Marketable securities	1,188	1,198
Other assets	3,176	3,264

Total assets	$104,980	$94,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,798	$3,251
Accrued expenses	10,954	9,653
Deferred revenue	10,993	10,013

Total current liabilities	24,745	22,917
Deferred revenue	598	605
Other long-term liabilities	1,171	1,257

Total liabilities	26,514	24,779

Stockholders’ equity:
Common stock	109	106
Additional paid-in capital	69,357	67,554
Retained earnings (accumulated deficit)	3,937	(1,462)
Accumulated other comprehensive income	5,063	3,381

Total stockholders’ equity	78,466	69,579

Total liabilities and stockholders’ equity	$104,980	$94,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$9,487	$7,574	$26,976	$17,041
Services	6,410	5,716	19,160	16,391

Total revenue	15,897	13,290	46,136	33,432

Costs and expenses:
Cost of product revenue	2,088	1,778	5,804	3,021
Cost of services revenue	1,642	1,457	4,588	3,020
Research and development	2,160	1,695	5,845	4,823
Selling and marketing	5,650	5,038	15,956	13,922
General and administrative	2,869	2,188	8,445	6,219
Restructuring charges	—	508	—	508
Amortization of acquired intangible assets	73	126	224	347

Total operating costs and expenses	14,482	12,790	40,862	31,860

Income from operations	1,415	500	5,274	1,572
Interest income	405	321	1,135	879
Other income (expense), net	86	(18)	44	(52)

Income before income taxes	1,906	803	6,453	2,399
Provision for (benefit from) income taxes	(139)	294	1,054	878

Net income	$2,045	$509	$5,399	$1,521

Net income per common share:
Basic	$0.19	$0.05	$0.50	$0.15
Diluted	$0.17	$0.05	$0.47	$0.14
Shares used in computing net income per common share:
Basic	10,837	10,411	10,713	10,173
Diluted	11,890	11,001	11,599	10,746
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended

	March 26,	March 27,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$5,399	$1,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,043	1,055
Amortization of acquired intangible assets	331	371
Amortization of other intangible assets	548	202
Provisions for doubtful accounts	74	109
Foreign exchange losses (gains), net	(66)	35
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,129)	(1,132)
Inventories, prepaid expenses, and other current assets	(60)	577
Other assets	(24)	64
Accounts payable	(552)	(41)
Accrued expenses and other current liabilities	864	188
Deferred revenue	658	479

Net cash provided by operating activities	5,086	3,428

Cash flows from investing activities:
Purchases of fixed assets	(997)	(1,032)
Capitalization of software development costs	(201)	(442)
Sales and maturities of marketable securities	8,528	12,340
Purchases of marketable securities	(3,832)	—
Acquisition of AMSI, net of cash acquired	—	(7,091)

Net cash provided by investing activities	3,498	3,775

Cash flows from financing activities:
Issuance of common stock	1,879	1,047

Net cash provided by financing activities	1,879	1,047

Effect of exchange rate changes on cash and cash equivalents	1,338	1,298

Net increase in cash and cash equivalents	11,801	9,548
Cash and cash equivalents, beginning of period	35,987	38,320

Cash and cash equivalents, end of period	$47,788	$47,868

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
      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K. The June 30, 2004 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended March 26, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation, including the reclassification of $1.2 million of marketable securities from short term to long term as of June 30, 2004.
      The Company’s fiscal year end is June 30. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth week of the reporting period. Beginning in the first quarter of fiscal 2006, the Company will follow a schedule in which each interim quarterly period ends on the last day of the calendar month. This change will have no material impact on the comparability of reporting periods.

2.	Stock Plans and Stock-based Employee Compensation
      A summary of the Company’s stock option activity follows:

	Nine Months Ended

	March 26, 2005		March 27, 2004

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,634,157	$9.77	2,433,206	$9.33
Granted	337,800	12.20	546,480	10.33
Exercised	(282,205)	7.39	(175,935)	4.47
Canceled	(88,406)	12.08	(128,867)	10.96

Outstanding at end of period	2,601,346	$10.26	2,674,884	$9.77

Options exercisable at end of period	1,754,262		1,334,580
Weighted average fair value of options granted		$7.87		$7.10
Options available for future grants	974,122		1,129,506

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      During the three months ended March 26, 2005, options to purchase 94,998 shares of common stock were exercised upon the receipt by the Company of 47,403 shares of common stock held by the option holder for greater than six months.
      No compensation cost has been recognized for employee stock-based awards for the three months and nine months ended March 26, 2005 and March 27, 2004. Had compensation cost been determined based on the fair value of options at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands, except per share data)
Net income as reported	$2,045	$509	$5,399	$1,521
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	879	2,130	2,653	3,434

Pro forma net income (loss)	$1,166	$(1,621)	$2,746	$(1,913)

Net income (loss) per share:
Basic — as reported	$0.19	$0.05	$0.50	$0.15
Basic — pro forma	$0.11	$(0.16)	$0.26	$(0.19)
Diluted — as reported	$0.17	$0.05	$0.47	$0.14
Diluted — pro forma	$0.10	$(0.16)	$0.23	$(0.19)
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

Dividend yield	—	—	—	—
Volatility	82%	87%	84%	89%
Risk-free interest rate	3.6%	3.1%	3.5%	3.0%
Expected option life (in years)	4.3	4.5	4.4	4.7

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

3.	Net Income Per Common Share
      The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands, except per share data)
Net income	$2,045	$509	$5,399	$1,521

Weighted average shares used in computing net income per common share — basic	10,837	10,411	10,713	10,173
Effect of dilutive securities:
Stock options	1,053	590	886	573

Weighted average shares used in computing net income per common share — diluted	11,890	11,001	11,599	10,746

Net income per common share — basic	$0.19	$0.05	$0.50	$0.15
Net income per common share — diluted	$0.17	$0.05	$0.47	$0.14
      Options to purchase 290,317 and 1,034,210 shares of common stock were not included in the calculation of diluted net income per common share for the three months ended March 26, 2005 and March 27, 2004, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.
      Options to purchase 447,257 and 1,413,000 shares of common stock were not included in the calculation of diluted net income per common share for the nine months ended March 26, 2005 and March 27, 2004, respectively, because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.

4.	Derivative Financial Instruments and Hedging Activities
      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.
      At March 26, 2005, currency options and collars designated as hedging instruments with notional amounts of $1.2 million, $1.5 million and $1.2 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on their valuation. At March 26, 2005, instruments with fair values totaling $160,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $35,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next three months. During the three-month and nine-month periods ended March 26, 2005, net gains of $40,000 and $67,000, respectively, were recorded as components of other income (expense). These amounts were comprised of $40,000 and $87,000, respectively, of premiums paid for new instruments, net of $79,000 and $163,000 of gains, respectively, on the effective portion of options that were settled. As of March 26, 2005, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.
      At March 27, 2004, currency options and collars designated as hedging instruments with notional amounts of $1.5 million, $6.1 million and $641,000 to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. At March 27, 2004, the total fair values of all currency options and collars held by the Company of $196,000 and $147,000 were recorded as components of other current

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
assets and other current liabilities, respectively. Net unrealized losses on options and collars that qualified as hedging instruments of $64,000 were included in accumulated other comprehensive income. During the three-month and nine-month periods ended March 27, 2004, net losses of $19,000 and $136,000, respectively, were recorded as components of other income (expense) on the effective portion of options that were settled. For the three-month and nine-month periods ended March 27, 2004, unrealized losses of $0 and $64,000, respectively, were recognized on the ineffective portion of the options and collars designated as hedging instruments. As of March 27, 2004, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.

5.	Goodwill and Acquired Intangible Assets
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
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducted its annual goodwill impairment test for fiscal 2005 as of the end of its third fiscal quarter, concluding that there was no indication of impairment. Changes in the carrying value of goodwill since June 30, 2004 were due to foreign currency translation adjustments.
      The components of acquired intangible assets, excluding goodwill, are as follows:

	March 26, 2005			June 30, 2004

	Gross		Net	Gross		Net	Weighted-
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Amount	Amortization	Amount	Use Life

	(In thousands)
Acquired intangible assets:
Customer base	$993	$(345)	$648	$987	$(226)	$761	6.7 years
Developed technology	1,675	(832)	843	1,675	(724)	951	5.8 years
Customer order backlog	40	(40)	—	40	(33)	7	0.5 years
Non-compete agreements	1,419	(1,251)	168	1,411	(1,144)	267	3.5 years

Total	$4,127	$(2,468)	$1,659	$4,113	$(2,127)	$1,986

      Acquired intangible asset amortization for the nine months ended March 26, 2005 and March 27, 2004 was $331,000 and $371,000, respectively, of which $107,000 and $24,000, respectively, was reflected as cost of product revenue and $224,000 and $347,000, respectively, was reflected as amortization of acquired intangible assets in the condensed consolidated statement of income.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the expected remaining amortization of acquired intangible assets as of March 26, 2005:

Expected
Amortization
Expense

(In thousands)
Fiscal Year
2005 (remainder)	$100
2006	346
2007	314
2008	298
2009	246
Thereafter	355

Total future amortization expense	$1,659

6.	Inventories
      Inventories consisted of the following:

	March 26,	June 30,
	2005	2004

	(In thousands)
Raw materials	$850	$708
Finished goods	475	538

	$1,325	$1,246

7.	Software Development Costs
      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Software development costs eligible for capitalization were not significant for the three months ended March 26, 2005. In the nine months ended March 26, 2005, $201,000 of costs were capitalized. Development costs capitalized in the three months and nine months ended March 27, 2004 were $222,000 and $442,000, respectively. All such costs have been included in other assets in the Company’s condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.
      A summary of capitalized software development costs follows:

	March 26,	June 30,
	2005	2004

	(In thousands)
Gross carrying amount	$2,328	$2,127
Less — accumulated amortization	937	503

Net carrying amount	$1,391	$1,624

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income
      Comprehensive income is comprised of net income and other comprehensive income and losses. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments and unrealized gains and losses on the Company’s hedging instruments and marketable securities.
      The following table presents the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands)
Net income	$2,045	$509	$5,399	$1,521
Other comprehensive income (loss):
Changes in fair value of marketable securities, net of related tax effect	(4)	(156)	1	1,345
Changes in value of financial instruments designated as hedges, net of related tax effect	(45)	10	29	1
Foreign currency translation adjustment	(219)	(14)	1,652	(91)

Other comprehensive income (loss)	(268)	(160)	1,682	1,255

Comprehensive income	$1,777	$349	$7,081	$2,776

9.	Restructuring Plans

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
      The following table presents activity against the restructuring liability during the nine months ended March 26, 2005 and the remaining liability at the period end included in accrued expenses in the Company’s condensed consolidated balance sheet:

Employee
Severance
Costs

(In thousands)
Balance at June 30, 2004	$205
Cash payments	(200)

Balance at March 26, 2005	$5

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

April 2002 Plan
      In April 2002, the Company enacted a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. As a result of the April 2002 plan, the Company recorded pre-tax charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of March 26, 2005 relate to long-term contractual obligations from facility commitments that will be paid over approximately four years.
      The following table presents activity against the restructuring liability during the nine months ended March 26, 2005 and the remaining liability at the period end.

Lease
Termination
Costs

(In thousands)
Balance at June 30, 2004	$546
Cash payments	(82)
Foreign exchange impact and other adjustments	20

Balance at March 26, 2005	$484

      Of the balance remaining at March 26, 2005, $374,000 has been included in other long-term liabilities and $110,000 has been included in accrued expenses in the Company’s condensed consolidated balance sheet.

10.	Credit Facilities
      In January 2005, the Company completed the renewal of its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires February 2, 2007, are substantially the same as those of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The facility included certain restrictive covenants, all of which the Company was in compliance with as of March 26, 2005. These covenants included certain liquidity and profitability measures and restrictions that limited the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of March 26, 2005, the Company had utilized $747,000 of the available borrowing base of the facility through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of March 26 2005, there were no loans advanced against the facility and the remaining available borrowing base was $4.3 million.
      Certain subsidiaries of the Company have established unsecured credit facilities with two separate financial institutions primarily for the purposes of establishing foreign exchange contracts. Advances against these facilities bear interest at the institutions’ published rates plus 2% per annum and are guaranteed by the Company. There were no advances against these facilities as of March 26, 2005.
      Certain subsidiaries of the Company have established other credit facilities, totaling $251,000 at March 26, 2005, with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 1.5% per annum. Advances against these facilities are unsecured. There were no advances against these facilities as of March 26, 2005.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	Segment and Geographic Information

Segment Information
      In the fourth quarter of fiscal 2004, the Company reorganized into two separate business units: the Design Analysis Solutions unit and the Manufacturing Solutions unit. These business units are considered reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Under this revised organizational structure, there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing, development and general and administrative costs. Costs and expenses of each reporting unit include direct costs associated with selling, supporting, developing and marketing the products and services sold by each reporting unit, as well as amortization of acquired intangible assets and certain allocated costs. The basis of allocation of all such costs and expenses includes significant judgment and estimation.
      Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The Company had no customers from which it derived more than 10% of the total revenue of either reporting unit for the fiscal periods presented.

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands)
Revenue:
Product revenue:
Design Analysis Solutions	$5,913	$4,425	$17,290	$11,975
Manufacturing Solutions	3,574	3,149	9,686	5,066

Total product revenue	9,487	7,574	26,976	17,041

Services revenue:
Design Analysis Solutions	5,750	5,124	17,182	15,074
Manufacturing Solutions	660	592	1,978	1,317

Total services revenue	6,410	5,716	19,160	16,391

Total revenue:
Design Analysis Solutions	11,663	9,549	34,472	27,049
Manufacturing Solutions	4,234	3,741	11,664	6,383

Total revenue	$15,897	$13,290	$46,136	$33,432

Costs and expenses:
Design Analysis Solutions	$5,589	$5,123	$15,064	$14,365
Manufacturing Solutions	4,547	4,397	12,462	8,763
Unallocated	4,346	3,270	13,336	8,732

Total costs and expenses	$14,482	$12,790	$40,862	$31,860

Segment income (loss) from operations:
Design Analysis Solutions	$6,074	$4,426	$19,408	$12,684
Manufacturing Solutions	(313)	(656)	(798)	(2,380)
Unallocated	(4,346)	(3,270)	(13,336)	(8,732)

Total income from operations	$1,415	$500	$5,274	$1,572

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Geographic Information
      The Company licenses and sells its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia. The Company’s research and development centers are located in Australia, the United States, France and the United Kingdom. Geographic information regarding the Company’s revenue was as follows:

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands)
Asia/Australia:
Design Analysis Solutions product revenue	$3,119	$2,459	$8,610	$6,262
Manufacturing Solutions product revenue	4	44	43	52
Design Analysis Solutions service revenue	1,962	1,681	5,900	4,995
Manufacturing Solutions service revenue	4	8	9	13

Total revenue	5,089	4,192	14,562	11,322

Americas:
Design Analysis Solutions product revenue	963	564	2,640	1,464
Manufacturing Solutions product revenue	3,082	2,859	8,121	3,608
Design Analysis Solutions service revenue	1,371	1,432	4,089	4,153
Manufacturing Solutions service revenue	433	287	1,235	569

Total revenue	5,849	5,142	16,085	9,794

Europe:
Design Analysis Solutions product revenue	1,831	1,402	6,040	4,249
Manufacturing Solutions product revenue	488	246	1,522	1,406
Design Analysis Solutions service revenue	2,417	2,011	7,193	5,926
Manufacturing Solutions service revenue	223	297	734	735

Total revenue	4,959	3,956	15,489	12,316

Consolidated:
Design Analysis Solutions product revenue	5,913	4,425	17,290	11,975
Manufacturing Solutions product revenue	3,574	3,149	9,686	5,066
Design Analysis Solutions service revenue	5,750	5,124	17,182	15,074
Manufacturing Solutions service revenue	660	592	1,978	1,317

Total revenue	$15,897	$13,290	$46,136	$33,432

      Revenue from unaffiliated customers in Japan for the three months ended March 26, 2005 and March 27, 2004 was $3.3 million and $2.8 million (21% and 21% of total revenue), respectively. Revenue from unaffiliated customers in Japan for the nine months ended March 26, 2005 and March 27, 2004 was

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
$9.2 million and $7.4 million (20% and 22% of total revenue), respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	March 26,	June 30,
	2005	2004

	(In thousands)
Fixed assets, net:
Asia/ Australia	$2,053	$1,675
Americas	1,036	1,262
Europe	538	565

Total consolidated	$3,627	$3,502

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
      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company and indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 26, 2005.
      The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of from 90 days to two years from the date of shipment or any longer period that may be required by

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
local law. The Company records a liability based upon its history of claims against the contractual warranty provisions. The following table presents changes to the accrued warranty liability:

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands)
Balance at beginning of period	$280	$47	$254	$42
Additions	—	—	55	5
Revisions to estimated liabilities	(100)	—	(100)	—
Settlements	(25)	(30)	(54)	(30)
Liability assumed in acquisition of AMSI	—	189	—	189

Balance at end of period	$155	$206	$155	$206

Lease Commitments
      The Company leases certain of its office space, autos and equipment under non-cancelable operating leases, which expire at various dates through 2012. At March 26, 2005, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments as of March 26, 2005 were as follows:

Fiscal Year	Lease Payments

(In thousands)
2005 (remainder)	$601
2006	1,591
2007	1,106
2008	983
2009	979
Thereafter	2,364

$7,624

      Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company’s April 2002 restructuring plan included a reduction in the use of this facility, resulting in a charge of $606,000 at that time.
      In January 2005, the Company entered into a seven-year operating lease agreement for a facility that will serve as the Company’s new corporate headquarters in Framingham, Massachusetts. Future operating lease commitments under this agreement are approximately $3.1 million over the seven-year term and have been included in the table above.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Purchase Commitments
      The Company has various contractual obligations for the purchase of goods or services that are enforceable and legally binding on the part of the Company. Future purchase commitments as of March 26, 2005 were as follows:

Purchase
Fiscal Year	Commitments

(In thousands)
2005 (remainder)	$283
2006	1,163
Thereafter	27

$1,473

13.	Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company’s 2006 fiscal year. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“FAS No. 123(R)”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) will be effective for the Company’s 2006 fiscal year. The Company is currently assessing the impact of FAS No. 123(R) on its share-based compensation programs. However, the requirement to expense stock options and other stock-based compensation that have been or will be granted to employees will significantly increase the Company’s operating expenses and result in lower earnings per common share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy and the strategy for our two business units to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our Results of Operations for the three and nine months ended March 26, 2005 compared to the three and nine months ended March 27, 2004. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”
Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this report include, but are not limited to, statements concerning growth opportunities for our business, taxes, working capital and capital expenditure requirements, FAS No. 123(R), inflation, and international operations. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information.
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
Business Overview
      Our goal is to be the world’s leading provider of software and enabling hardware solutions for the optimization and automation of plastics-focused manufacturing. We offer customers a broad range of solutions to improve the way they design and produce parts and molds through powerful and robust technology-based products and services. Our focus is to help customers manufacture less expensive and more reliable plastic products by increasing the effectiveness of their designs and their manufacturing operations and improving efficiencies across the entire design-through-manufacture process.
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
      Plastics are pervasive throughout a broad range of vertical industry applications including the automotive, electronics, packaging, medical products and consumer goods industries. These industries are generally large and growing and their use of plastic is increasing. Because the supply chains that support the design and production of plastic parts in these industries are often fragmented and comprised of multiple companies in various geographies around the globe, we have developed a wide range of applications that can be used by participants at all stages of the plastics value chain to optimize their process and reduce their costs. Our strategy is to deliver our deep domain expertise in plastics packaged in software and system solutions that address the specific issues of the participants in each of these stages and increase our penetration of these industries by making our products available through a combination of direct and independent sales representatives, resellers and engineering consultants around the globe.
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
      Our growth strategy is derived from these strengths. We continue to increase the business value of our design analysis solutions and manufacturing solutions for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. We develop products addressing specific vertical market needs in each of the target market segments of our business. In the design phase, for example, we provide applications which address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors. In the manufacturing phase, we offer solutions to the die cast market, a conversion process that is similar to the plastics injection molding process.
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
Design Analysis Solutions
      The Design Analysis Solutions business unit serves the product, part and mold tooling design markets. Our strategy is to provide powerful and sophisticated solutions that enable our customers to optimize the design of parts and molds in order to reduce the time to market, improve the reliability of the production process, improve part quality and lower the cost of manufacture for parts once in production.
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
      Our primary offerings are our Altanium systems for temperature and process control, our Moldflow Plastics Xpert (“MPX”) for process set-up, optimization and control, our Shotscope process monitoring and control application and our Celltrack product, formerly known as MMS/ Production Monitoring, for monitoring and reporting on the operations across the factory floor. Our Manufacturing Solutions products are an integration of our internally developed MPX product with Shotscope, Celltrack and Altanium, all of which were initially developed by companies we have acquired.
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
      The accounting policies that we believe are most critical in order to fully understand our condensed consolidated financial statements include: revenue recognition, asset valuation allowances, acquisition accounting, impairment of acquired intangible assets, goodwill and other long-lived assets, income tax accounting, restructuring charges, hedge accounting, capitalization of software development costs and stock option accounting. For a more detailed explanation of the judgments included in these areas, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Overview of Results of Operations for the Three Months and Nine Months Ended March 26, 2005

Financial Highlights included:

•	growth in revenues to $15.9 million in the third quarter of fiscal 2005 from $13.3 million in the third quarter of fiscal 2004,

•	growth in earnings to $0.17 per diluted share in the third quarter of fiscal 2005 from $0.05 per diluted share in the third quarter of fiscal 2004,

•	growth in revenues to $46.1 million in the first nine months of fiscal 2005 from $33.4 million in the first nine months of fiscal 2004,

•	growth in earnings to $0.47 per diluted share in the first nine months of fiscal 2005 from $0.14 per diluted share in the first nine months of fiscal 2004, and

•	cash provided from operations of $5.1 million in the first nine months of fiscal 2005, compared to $3.4 million in the first nine months of fiscal 2004.

Summary of Operating Performance:

	Three		Three
	Months		Months
	Ended	As a %	Ended	As a %
	March 26,	of	March 27,	of
	2005	Revenue	2004	Revenue

	(In thousands, except for percentage data)
Revenue	$15,897	100%	$13,290	100%
Cost of revenue	3,730	23	3,235	24
Operating expenses	10,752	68	9,555	72

Income from operations	$1,415	9%	$500	4%

	Nine		Nine
	Months		Months
	Ended	As a %	Ended	As a %
	March 26,	of	March 27,	of
	2005	Revenue	2004	Revenue

	(In thousands, except for percentage data)
Revenue	$46,136	100%	$33,432	100%
Cost of revenue	10,392	23	6,041	18
Operating expenses	30,470	66	25,819	77

Income from operations	$5,274	11%	$1,572	5%

      Total revenue in our third quarter and first nine months of fiscal 2005 increased 20% and 38%, respectively, from the comparable periods of fiscal 2004. The increase in both periods was primarily a result of growth in our Design Analysis Solutions product sales in our European and Asia/ Australia regions and also due to sales of hot runner process controllers, the main product of American MSI Corporation (“AMSI”), a company which we acquired in January 2004. In both the three-month and nine-month periods ended March 26, 2005, the value of the U.S. dollar relative to the currencies of some of the other countries in which we conduct business was weaker than that of the comparable periods of fiscal 2004. These foreign currency movements contributed 3% and 5%, respectively, of the increases in total revenue.
      Cost of revenue in our third quarter and first nine months of fiscal 2005 increased 15% and 72%, respectively, from the comparable periods of fiscal 2004. The increase in both periods was primarily a result of increased direct material costs associated with our hot runner process controllers, the costs of distribution personnel added in our acquisition of AMSI and higher amortization of capitalized software.

      Operating expenses in our third quarter and first nine months of fiscal 2005 increased 13% and 18%, respectively, from the comparable periods of fiscal 2004. The increase in both periods was primarily due to the cost of personnel added in our acquisition of AMSI, higher variable sales costs related to the current sales performance, increased professional service fees, including those related to our Sarbanes-Oxley compliance effort, and the decline in value of the U.S. dollar relative to the local currencies in which we incur expenses.
      In the nine months ended March 26, 2005, we generated $5.1 million of cash from our operating activities as compared to $3.4 million in the nine months ended March 27, 2004, primarily a result of our increased net income. We finished the first nine months of fiscal 2005 with $58.8 million of cash and marketable securities, compared to $51.7 million of cash and marketable securities as of June 30, 2004. We have no long-term debt.
      Beginning in July 2005, our employee-related expenditures will increase substantially when we are required by accounting standard changes to record compensation expense related to grants of employee stock options or other equity-based compensation to our employees.
Results of Operations
      The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

Revenue:
Product	60%	57%	58%	51%
Services	40	43	42	49

Total revenue	100%	100%	100%	100%

Costs and expenses:
Cost of product revenue	13%	13%	13%	9%
Cost of services revenue	10	11	10	9
Research and development	14	13	13	14
Selling and marketing	36	38	35	42
General and administrative	18	16	18	19
Restructuring charges	—	4	—	2
Amortization of acquired intangible assets	—	1	—	1

Total operating costs and expenses	91	96	89	96

Income from operations	9	4	11	4
Interest income	3	2	3	3
Other income (expense), net	1	—	—	—

Income before income taxes	13	6	14	7
Provision for (benefit from) income taxes	—	2	2	3

Net income	13%	4%	12%	4%

Revenue
      We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative manufacturing management systems and hot runner process controllers, and

•	services revenue derived from maintenance and support related to our products, consulting, implementation, training and material testing.
      The following table sets forth our total revenue by geographic region for the three-month and nine-month periods ended March 26, 2005 and March 27, 2004:

	Three Months Ended		Nine Months Ended

	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004

	(In thousands, except for percentage data)
Revenue:
Asia/ Australia	$5,089	$4,192	$14,562	$11,322
Americas	5,849	5,142	16,085	9,794
Europe	4,959	3,956	15,489	12,316

Total	$15,897	$13,290	$46,136	$33,432

Percentage of total revenue:
Asia/ Australia	32%	31%	31%	34%
Americas	37	39	35	29
Europe	31	30	34	37

Total	100%	100%	100%	100%

Product revenue
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
      Total product revenue for the third fiscal quarter increased by $1.9 million, or 25%, to $9.5 million, from $7.6 million in the comparable period of the previous fiscal year. The increase was primarily a result of increased sales of our Design Analysis Solutions in all regions and, to a lesser extent, the impact of our acquisition of AMSI, both of which are described in more detail below. Changes in foreign exchange rates from those of the comparable period of the prior year contributed 3% of the increase.
      We added 96 new customers in the third quarter of fiscal 2005, compared to 111 new customers in the same period of fiscal 2004. Sales to new customers represented 29% of total product revenue in the three months ended March 26, 2005, compared to 31% of total product revenue in the three months ended March 27, 2004.
      Total product revenue for the first nine months of fiscal 2005 increased by $10.0 million, or 58%, to $27.0 million, from $17.0 million in the comparable period of the previous fiscal year. The increase was a result of the acquisition of AMSI, increased Design Analysis Solutions product sales and the declining value of the U.S. dollar relative to most of the local currencies in which we generate revenue, in particular the Euro and Japanese yen.
      We added 274 new customers in the first three quarters of fiscal 2005, compared to 335 new customers in the comparable period of fiscal 2004. Sales to new customers represented 31% of total product revenue in the nine months ended March 26, 2005, compared to 35% of total product revenue in the nine months ended March 27, 2004.

Design Analysis Solutions Product Revenue
      Product revenue from our Design Analysis Solutions (“DAS”) products increased by $1.5 million, or 34%, to $5.9 million in the three months ended March 26, 2005 when compared to $4.4 million in the three months ended March 27, 2004. For the nine-month period ended March 26, 2005, DAS product revenue increased by $5.3 million, or 44%, to $17.3 million when compared to $12.0 million in the nine months ended March 27, 2004. The increase in both periods was due primarily to strong sales results in our Asia/ Australia and European regions. We believe that this strong sales growth is the result of a number of factors, including new product introductions and economic recovery in certain of our key markets.
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
      We sold 134 seats of DAS products in the three months ended March 26, 2005, compared to 188 seats of these products in the three months ended March 27, 2004. For the nine-month period ended March 26, 2005, we sold 355 seats of DAS products compared to 437 seats of these products in the nine months ended March 27, 2004.

Manufacturing Solutions Product Revenue
      Product revenue from our Manufacturing Solutions (“MS”) products increased by $425,000, or 13%, to $3.6 million in the three months ended March 26, 2005 compared to $3.1 million in the three months ended March 27, 2004. For the nine-month period ended March 26, 2005, product revenue from our MS products increased by $4.6 million, or 91%, to $9.7 million compared to $5.1 million in the nine months ended March 27, 2004. The increase in both periods from the previous fiscal year was primarily due to sales of hot runner process controllers, a product line that was acquired in our January 2004 acquisition of AMSI.
      We sold 257 seats of our MS products in the three months ended March 26, 2005 compared to 292 seats of MS products in the three months ended March 27, 2004. For the nine-month period ended March 26, 2005, we sold 696 seats of our MS products compared to 605 seats of MS products in the nine months ended March 27, 2004.

Services Revenue
      We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees, material testing services and repairs.
      Services revenue accounted for approximately 40% of our total revenue in the three months ended March 26, 2005, compared to 43% of our total revenue in the three months ended March 27, 2004. Revenues derived from services increased by 12% in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004. This increase was primarily from the sale of maintenance contracts, which was the result of growth in our installed customer base arising from software license sales made in current and prior years. In the three months ended March 26, 2005, services revenue from the DAS business unit was $5.8 million and services revenue from the MS business unit was $660,000. In the three months ended March 27, 2004, services revenue from the DAS business unit was $5.1 million and services revenue from the MS business unit was $592,000.
      Services revenue accounted for approximately 42% of our total revenue in the nine months ended March 26, 2005, compared to 49% of our total revenue in the nine months ended March 27, 2004. Revenues derived from services increased by 17% in the first nine months of fiscal 2005 due to growth in our installed customer base. In the nine months ended March 26, 2005, services revenue from the DAS business unit was $17.2 million and services revenue from the MS business unit was $2.0 million. In the nine months ended March 27, 2004, services revenue from the DAS business unit was $15.1 million and services revenue from the MS business unit was $1.3 million

Cost of Revenue

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$	%	2004

	(In thousands, except for percentage data)
Cost of revenue:
Product	$2,088	$310	17%	$1,778
Services	1,642	185	13	1,457

	$3,730	$495	15%	$3,235

As a percentage of total revenue	23%			24%

		Increase
		Compared to
	Nine Months	Prior Fiscal		Nine Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$	%	2004

	(In thousands, except for percentage data)
Cost of revenue:
Product	$5,804	$2,783	92%	$3,021
Services	4,588	1,568	52	3,020

	$10,392	$4,351	72%	$6,041

As a percentage of total revenue	23%			18%

Cost of Product Revenue
      Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs and a portion of the amortization expense related to intangible assets acquired in our acquisition of AMSI.
      Our cost of product revenue was $2.1 million in the three months ended March 26, 2005, compared to $1.8 million in the three months ended March 27, 2004, an increase of $310,000. The net increase was due principally to $214,000 of increased personnel costs and $177,000 of increased intangible asset amortization expenses, both of which were partially offset by other cost savings. The increase in personnel costs was principally a result of fiscal 2005 having a full quarter of costs related to distribution personnel added in our January 2004 acquisition of AMSI. The growth in amortization expense was a result of increased capitalized software development costs and the intangible technology assets acquired in our acquisition of AMSI.
      Our cost of product revenue was $5.8 million in the nine months ended March 26, 2005, compared to $3.0 million in the nine months ended March 27, 2004, an increase of $2.8 million. Employees added in our acquisition of AMSI resulted in an additional $1.0 million of compensation and other employee costs when compared to the previous year. Direct material costs increased $1.5 million from the prior year, a result of sales of hot runner process controllers, the product line acquired with AMSI. Amortization expense included in cost of product revenue increased $370,000 compared to the same period of the prior year due to increased capitalized software development costs and intangible technology assets acquired in our acquisition of AMSI.

Cost of Services Revenue
      Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Cost of services revenue also includes material and labor costs of our hot runner process controller repair services. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.
      Our cost of services revenue was $1.6 million in the three months ended March 26, 2005, compared to $1.5 million in the three months ended March 27, 2004, an increase of $185,000. This increase was principally a result of the declining value of the U.S. dollar relative to the local currencies in which we incur expenses and the impact of having a full quarter of costs related to our hot runner process controller repair services in fiscal 2005.
      Our cost of services revenue was $4.6 million in the nine months ended March 26, 2005, compared to $3.0 million in the nine months ended March 27, 2004, an increase of $1.6 million. The increase was due primarily to the impact of an organizational change made in fiscal 2004 that redirected of our technical sales staff from research and development and sales functions to our post-sales and implementation groups, the costs of which are now included in cost of services revenue. This organizational change increased cost of services revenue by $698,000 relative to the previous year. The remainder of the increase was a result of $398,000 of additional personnel costs and $263,000 of costs associated with hot runner process controller repair services.

Research and Development

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$ %		2004

	(In thousands, except for percentage data)
Research and development	$2,160	$465	27%	$1,695
As a percentage of total revenue	14%			13%

		Increase
		Compared to
	Nine Months	Prior Fiscal		Nine Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$ %		2004

	(In thousands, except for percentage data)
Research and development	$5,845	$1,022	21%	$4,823
As a percentage of total revenue	13%			14%

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
      Our research and development expenses were $2.2 million in the three months ended March 26, 2005 compared to $1.7 million in the three months ended March 27, 2004, an increase of $465,000. A portion of this increase is due to the capitalization of $220,000 of research and development costs related to software development efforts in the three months ended March 27, 2004 as compared with no costs capitalized in the three months ended March 26, 2005, during which period costs eligible for capitalization were not significant. The remainder of the increase in research and development expenses was primarily attributable to a $245,000 increase in employee compensation costs as a result of our annual salary increases, staff added in the acquisition of AMSI and currency exchange rate movements.
      Our research and development expenses were $5.8 million in the nine months ended March 26, 2005 compared to $4.8 million in the nine months ended March 27, 2004, an increase of $1.0 million. The increase was primarily attributable to a $669,000 increase in employee compensation costs, which was a result of our annual salary increases, staff added in the acquisition of AMSI and currency exchange rate movements. In addition, we capitalized $201,000 of research and development costs in the nine months ended March 26, 2005, compared to $442,000 of costs in the nine months ended March 27, 2004, resulting in an increase in the current period expense relative to that of the prior year.

Selling and Marketing

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$ %		2004

	(In thousands, except for percentage data)
Selling and marketing	$5,650	$612	12%	$5,038
As a percentage of total revenue	36%			38%

		Increase
		Compared to
	Nine Months	Prior Fiscal		Nine Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$ %		2004

	(In thousands, except for percentage data)
Selling and marketing	$15,956	$2,034	15%	$13,922
As a percentage of total revenue	35%			42%
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
      Our selling and marketing expenses were $5.7 million in the three months ended March 26, 2005, compared to $5.0 million in the three months ended March 27, 2004, an increase of $612,000. The increase from the previous year was primarily a result of: a $228,000 increase in employee compensation costs, resulting from our annual salary increases, staff added in the acquisition of AMSI and commissions paid to our direct sales force on increased revenues; a $267,000 increase in third-party sales commissions; and a $60,000 increase in travel expense.

      Our selling and marketing expenses were $16.0 million in the nine months ended March 26, 2005, compared to $13.9 million in the nine months ended March 27, 2004, an increase of $2.0 million. The increase from the previous year was primarily due to: a $1.5 million increase in employee compensation costs, resulting from staff added in the acquisition of AMSI and commissions paid to our direct sales force on increased revenues; a $615,000 increase in third-party sales commissions; a $179,000 increase in travel expenses; and a $183,000 increase in marketing promotional activities. These increases were offset, in part, by the impact of our redirection in late fiscal 2004 of sales resources to customer support and implementation activities, the cost of which is now included in cost of services revenue. This organizational change reduced our selling and marketing expenses by $698,000 as compared to the previous fiscal year and increased cost of services revenue by a corresponding amount.

General and Administrative

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$ %		2004

	(In thousands, except for percentage data)
General and administrative	$2,869	$681	31%	$2,188
As a percentage of total revenue	18%			16%

		Increase
		Compared to
	Nine Months	Prior Fiscal		Nine Months
	Ended	Year		Ended
	March 26,			March 27,
	2005	$ %		2004

	(In thousands, except for percentage data)
General and administrative	$8,445	$2,226	36%	$6,219
As a percentage of total revenue	18%			19%
      General and administrative expenses include compensation, legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.
      Our general and administrative expenses were $2.9 million in the three months ended March 26, 2005, compared to $2.2 million in the three months ended March 27, 2004. The increase in general and administrative expenses was due primarily to a $224,000 increase in compensation expense, which included the impact of personnel added as a result of the AMSI acquisition; a $225,000 increase in Sarbanes-Oxley compliance and preparation costs; a $69,000 increase in audit, tax, legal and other service fees; and an increase of $118,000 in franchise and other non-income taxes.
      Our general and administrative expenses were $8.4 million in the nine months ended March 26, 2005, compared to $6.2 million in the nine months ended March 27, 2004. The increase in general and administrative expenses was due primarily to a $761,000 increase in compensation expense; a $515,000 increase in Sarbanes-Oxley compliance and preparation costs; a $169,000 increase in other employee costs, including costs associated with hiring new staff and training; a $338,000 increase in audit, tax, legal and other service fees; and an increase of $118,000 in franchise and other non-income taxes.

Restructuring Charges
      In 2004, we enacted a corporate restructuring plan related to our January 2004 acquisition of AMSI that included the termination of three employees from sales and management positions and resulted in a $508,000 restructuring charge in both the three months and nine months ended March 27, 2004. These actions are described in Note 9 to the unaudited condensed consolidated financial statements. There has been no similar charge in fiscal 2005.

Amortization of Acquired Intangible Assets
      These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include customer base, developed technology, customer order backlog and non-compete agreements which are amortized over their economic lives, ranging from six months to seven years. The reduction in amortization expense in the current fiscal year compared to the previous fiscal year reflects the completion of amortization of certain intangible assets that reached the end of their estimated useful life.

Interest Income
      Interest income includes interest income earned on invested cash balances.
      Our interest income was $405,000 in the three months ended March 26, 2005 compared to $321,000 in the three months ended March 27, 2004. Our interest income was $1.1 million in the nine months ended March 26, 2005 compared to $879,000 in the nine months ended March 27, 2004. In both periods, interest income increased as a result of our increased cash and marketable securities.

Other Income (Expense), Net
      Other income (expense), net includes gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.
      Our other income was $86,000 in the three months ended March 26, 2005 compared to a loss of $18,000 in the three months ended March 27, 2004. Our other income was $44,000 in the nine months ended March 26, 2005 compared to a loss $52,000 in the nine months ended March 27, 2004.

Provision for Income (Benefit from) Taxes
      Our estimated annual effective income tax rate for fiscal 2005 is 21%, compared to 37% for fiscal 2004. In our third fiscal quarter of 2005, we recorded a one-time benefit of $741,000 in our tax rate calculations, which resulted from a reduction of our tax liabilities upon the resolution of certain tax position uncertainties. This item was the primary reason that our effective tax rate for the third fiscal quarter of 2005 was (7%) compared to the federal statutory rate of 35%. We currently estimate that our effective income tax rate in the fourth quarter of fiscal 2005 will be approximately 31%, which will result in the estimated effective income tax rate of approximately 21% for the fiscal year.
      Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets, changes in the tax law and potential acquisitions. In connection with the American Jobs Creation Act of 2004 (the “Act”) enacted in October 2004, we may be able to repatriate certain of our foreign cash holdings in fiscal 2005 or fiscal 2006 at a reduced rate of tax under the dividend reinvestment provisions of the Act. If we elect to do so, we will be required to record a provision for U.S. income tax purposes in our consolidated financial statements at the time that our management and directors approve and commit to a dividend reinvestment plan. We are currently assessing the impact, if any, that the Act will have on our future income tax expense. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlements of tax audits and assessments, acquisitions of other companies or other events.
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.9 million and our utilization of net operating losses to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.5 million, which was subject to an average effective tax rate of 35% over that time period. We believe the positions on our tax returns have merit and will be sustained upon audit. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to these matters.
Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended	Ended
	March 26,	March 27,
	2005	2004

	(In thousands)
Cash provided by operating activities	$5,086	$3,428
Cash provided by investing activities	3,498	3,775
Cash provided by financing activities	1,879	1,047
Effect of exchange rate changes on cash and cash equivalents	1,338	1,298

Net increase in cash and cash equivalents	11,801	9,548
Cash and cash equivalents, beginning of period	35,987	38,320

Cash and cash equivalents, end of period	$47,788	$47,868

Marketable securities, end of period	$10,970	$1,481

Cash, cash equivalents and marketable securities, end of period	$58,758	$49,349

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of March 26, 2005, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $47.8 million, our marketable securities balance of $11.0 million and our credit facilities. In January 2005, we renewed our primary $5.0 million unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility included restrictive covenants, all of which we were in compliance with at March 26, 2005. These covenants include liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At March 26, 2005, we had utilized $747,000 of available borrowings for outstanding foreign exchange contracts and letters of credit and had an additional $4.3 million available for borrowing. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries and to facilitate foreign currency and hedging transactions. At of March 26, 2005, we had no outstanding debt.
      Operating activities provided $5.1 million of cash in the nine months ended March 26, 2005 and $3.4 million of cash in the nine months ended March 27, 2004. In the first nine months of fiscal 2005, cash of $7.2 million was provided by our net income adjusted for certain non-cash items, such as depreciation and amortization, partially offset by net changes in operating assets and liabilities which consumed $2.1 million of cash. In the first nine months of fiscal 2004, cash of $3.3 million was provided by our net income adjusted for non-cash items, while net changes in operating assets and liabilities consumed $127,000 of cash. Many of our European and Japanese customers renew their maintenance contracts in January and April of each year. As such, we experience seasonal increases in our deferred revenue in our third and fourth quarters, which, in turn, increases our cash generated by operations in those periods.
      Investing activities provided $3.5 million of cash in the first nine months of fiscal 2005 and $3.8 million in the same period of the previous year. In the first nine months of fiscal 2005, net purchases and sales/maturities of marketable securities provided $4.7 million of cash, which was partially offset by purchases of fixed assets and the capitalization of software development costs which, in total, consumed $1.2 million of cash. In the first nine months of fiscal 2004, sales and maturities of marketable securities provided $12.3 million of cash, which was partially offset by $7.1 million of cash used in our acquisition of AMSI and, to a lesser extent, cash used to purchase fixed assets and the capitalization of software development costs.
      Net cash of $1.9 million and $1.0 million was provided by financing activities in the first nine months of fiscal 2005 and 2004, respectively. In both periods, this cash was generated by exercises of employee stock options for common stock and proceeds received for common stock under our Employee Stock Purchase Plan.
      We are authorized to repurchase up to 500,000 shares of our common stock. We did not purchase any such shares in fiscal 2004, nor have we purchased any such shares in the first nine months of fiscal 2005.
      We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short-term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Contractual Obligations
      The following table summarizes our significant financial contractual obligations at March 26, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 26, 2005.

	Payments Due by Period

		Remainder
		of Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Total	2005	2006	2007	2008	2009	Thereafter

	(In thousands)
Operating lease obligations	$7,624	$601	$1,591	$1,106	$983	$979	$2,364
Purchase obligations(1)	1,473	283	1,163	27	—	—	—

Total	$9,097	$884	$2,754	$1,133	$983	$979	$2,364

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed or minimum price provisions; and the approximate timing of the transaction.
      In January 2005, we entered into a seven-year operating lease for a facility that will serve as the Company’s new headquarters in Framingham, Massachusetts, for which future operating lease commitments are approximately $3.1 million.
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
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“FAS No. 123(R)”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) will be effective for our 2006 fiscal year. We are currently assessing the impact of FAS No. 123(R) on our share-based compensation programs. However, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share. See Note 2 to our unaudited condensed consolidated financial statements for the effect on net income and earnings per common share if we had applied the fair value recognition provisions to all stock-based awards to employees.
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
      Following the acquisition of AMSI, we now distribute a substantial portion of our Manufacturing Solutions products through a network of independent, regional channel partners, certain of which also assemble our products for sale in local markets. In addition, we are adding more channel partners in geographically dispersed locations in order to sell our products to new customers. The channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we are highly dependent on the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and to support a larger installed base of our products following our acquisition of AMSI. If the channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

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
      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide because sales of our Manufacturing Solutions products and our services have resulted in lower gross margins and have resulted in a longer selling cycle, which effect may be more significant following the acquisition of AMSI, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis Solutions products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	our increased use of third parties such as distributors, contract assembly operations and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations and certain on-going tax audits or investigations by various global taxing authorities that may lead to the loss of certain planned for tax benefits, or increased taxable income in certain jurisdictions that may not yet be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	currency and exchange rate fluctuations; particularly with respect to the Euro, the Japanese Yen and the Australian dollar,

•	timing and integration of acquisitions, and

•	costs of compliance with the Sarbanes-Oxley Act of 2002.
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
      Under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending June 30, 2005, we will be required to assess the effectiveness of our internal controls over financial reporting and report that our internal control over financial reporting is effective. Our auditors must conduct an audit to evaluate management’s assessment of the effectiveness of our internal control over financial reporting and both attest that management’s report is fairly stated and express an opinion on the effectiveness of internal control over financial reporting. To comply with Section 404, we have undertaken certain actions including a schedule of activities for the evaluation, test and remediation, if necessary, of our internal controls. Although we believe that our efforts will enable us to provide the required report, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance. Although we believe we will be able to satisfy the requirements of Section 404 in a timely fashion, if we are unable to do so, we may be unable to assert that the internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. This may negatively impact investor confidence in the accuracy and completeness of our financial reports, which could have a material and adverse effect on our stock price.

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

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.
      The carrying value of goodwill and intangible assets recorded in connection with companies acquired into our Manufacturing Solutions business unit was approximately $13.8 million as of the end of our third fiscal quarter of 2005. If the actual revenues and operating profit attributable to this business unit are less than the projections we used to initially value these intangible assets when we acquired them, then these intangible assets may be deemed to be impaired. If we determine that any of the goodwill or other intangible assets associated with our acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and results of operations could be materially and adversely affected.

If we become subject to intellectual property infringement claims, we could incur significant expenses and we could be prevented from offering specific products or services.
      Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, our Manufacturing Solutions products require interaction with an injection molding machine, the use and technology of which are subject to a wide variety of worldwide patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re- engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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
      The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenue is derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. We also manufacture certain of our products outside of the United States and have contracted with third parties to assemble certain of our Manufacturing Solutions products. Conducting business outside of the United States is subject to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of certain foreign countries,

•	decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

•	lower productivity resulting from difficulties managing our manufacturing, sales, support and research and development operations across many countries,

•	decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet be offset by tax benefits arising from losses in other jurisdictions,

•	lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

•	interruptions in our operations due to political and social conditions of the countries in which we conduct business,

•	lost revenue resulting from the imposition by foreign governments of trade protection measures, and

•	higher cost of sales resulting from import or export licensing requirements.

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
      A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and Europe. We have manufacturing operations in the United States and Ireland and both in-house and contract manufacturing facilities in the United States, Ireland and Asia. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development or manufacturing facilities could severely disrupt our operations.

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
      We make significant estimates in determining our worldwide income tax provision. These estimates are subject to many transactions, calculations and proceedings where the ultimate tax outcome is uncertain. Although we believe that our estimates are reasonable, the final outcome of tax matters and proceedings could be different than the estimates reflected in the historical income tax provision and accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made. In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.9 million and our utilization of net operating losses to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.5 million, which was subject to an average effective tax rate of 35% over that time period. We believe the positions on our tax returns have merit and will be sustained upon audit. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to these matters.

When we are required to expense options or other equity instruments granted under our employee stock plans as compensation, our net income and earnings per share will be significantly reduced.
      In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” related to accounting for the grant of employee stock options and other equity instruments as an expense. When we implement this standard, our net income and earnings per share will be negatively impacted.

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
      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. During 2004, our consolidated cash balances were impacted favorably by the strengthening of foreign currencies relative to the U.S. dollar, particularly with respect to the Australian dollar. At March 26, 2005, we had $20.1 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.
      Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in interest bearing instruments, including government and corporate bonds. At March 26, 2005, the fair value and principal amounts of our bond portfolio amounted to $11.0 million, with a yield to maturity of 2.69%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Our interest income will fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. However, those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.
      In addition, our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries.

Item 4.	Controls and Procedures
      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of March 26, 2005, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits
      (a) Exhibits:

10	.1*	Employment Agreement between Christopher L. Gorgone and Moldflow Corporation previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005, and incorporated herein by reference.
10	.2*	Transitional Services Agreement between Suzanne E. MacCormack and Moldflow Corporation previously filed as exhibit to the Company’s Current Report on Form 8-K filed on January 12, 2005, and incorporated herein by reference.
10.3		Lease between Moldflow Corporation and 492 OCP, LLC dated as of January 28, 2005 previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated herein by reference.
10.4		Loan Modification Agreement dated as of January 31, 2005 between Moldflow Corporation and Silicon Valley Bank previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated herein by reference.
31.1		Rule 13a-14(a)/15d-14(a) Certification.**

31.2		Rule 13a-14(a)/15d-14(a) Certification.**

32.1		Section 1350 Certification.**(1)

32.2		Section 1350 Certification.**(1)

*	Denotes management contract or compensation plan or arrangement.

**	Filed herewith.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moldflow Corporation

By:	/s/ A. Roland Thomas

A. Roland Thomas
President and Chief Executive Officer

Moldflow Corporation

By:	/s/ Christopher L. Gorgone

Christopher L. Gorgone
Executive Vice President of Finance and
Administration and Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2005