Form 10-K
period 2005-06-30
MOLDFLOW CORP
filed 2005-09-13
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2005
Commission File Number: 000-30027

Moldflow Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3406763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
492 Old Connecticut Path, Suite 401 Framingham, MA 01701
(Address of principal executive offices, including zip code)
(508) 358-5848
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of our voting and non-voting common stock held by non-affiliates is $152,198,530 based on the last reported sale price of our common stock on The Nasdaq Stock Market on December 23, 2004. On September 9, 2005, there were 11,035,802 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MOLDFLOW CORPORATION
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2005

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
Overview
      Our business is focused on providing software and hardware solutions for the optimization and automation of plastics-focused manufacturing. We develop, market and support a broad range of computer aided engineering (“CAE”) software applications and collaborative production management (“CPM”) solutions. Our products help manufacturers around the world improve their design-to-manufacture process. Our solutions enable our customers to speed their products to market, decrease manufacturing costs, improve production through greater reliability and quality, and reduce costly design and manufacturing errors. We believe we have the widest and most advanced range of software solutions and proprietary technology to address the problems that arise in each phase of the process of designing and manufacturing injection molded plastic parts. Our products are complemented by our experienced services and technical support organizations, as well as resellers, manufacturers’ representatives and other strategic partners who provide consulting and ancillary product offerings to customers worldwide.
      Our operations are organized into two business units, the Design Analysis Solutions business unit and the Manufacturing Solutions business unit, which are strategically focused along the lines of our product groups and end-user markets. Our Design Analysis Solutions business unit represented 73% of our total revenue in fiscal 2005 and our Manufacturing Solutions business unit represented 27% of our total revenue. Our segment financial information is reported in Note 20 of our consolidated financial statements.
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
Our Products
      Participants in all aspects of the injection molded plastic product creation process, including part designers, mold designers, manufacturing engineers and machine operators, use our products. Our products provide functionality across a broad spectrum of the plastics design-to-manufacturing process. Our Design Analysis Solutions (“DAS”) products help part and mold designers and plastics engineers eliminate much of the guesswork involved in the design of parts and molds and help them design products that will be manufactured at lower cost and correctly the first time. Our Manufacturing Solutions (“MS”) products allow manufacturing professionals to monitor, control and optimize their manufacturing processes and production equipment.
Design Analysis Solutions Products
      We believe our Design Analysis Solutions are the world’s most widely used computer-aided engineering products in the plastics injection molding industry because they address the broadest range of manufacturing issues and design geometry types. Our solutions consist of a scalable set of products with capabilities that include entry-level part and mold design validation as well as in-depth design and process optimization, allowing users to achieve optimal time to market and part quality at the lowest possible cost.
     Moldflow Plastics Advisers®
      Our Moldflow Plastics Advisers (“MPA®”) series provides part and mold designers with applications that permit them to quickly check the ultimate manufacturability of their designs at an early stage in the design process. Our most recent release of Moldflow Plastics Advisers, release 7.1, began shipping to customers in December 2004. The MPA series consists of two primary products:

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

Moldflow Plastics Insight®
      The Moldflow Plastics Insight (“MPI®”) series of products contains our broadest set of predictive capabilities for injection molding and is typically used by highly specialized design engineers. The MPI products are modular and are designed to address the material physics aspects of injection molding such as plastics flow, cooling time and warpage; as well as specialized injection molding processes such as reactive molding, gas injection molding and microchip encapsulation. Each module is priced individually, and many of our customers invest in multiple modules to solve the full range of problems they may encounter when taking a plastic part from design to manufacture. All applications in the MPI series use an integrated environment which permits users to easily import all of the most commonly used types of computer-generated models, select and compare material grades, prepare models for analysis, sequence a series of analysis jobs, undertake advanced analysis post-processing and use Internet-based capabilities to enhance collaboration with team members. In these applications, we believe that we offer the broadest integration with existing computer-aided design products in the plastics software industry. Release 5.1 of the Moldflow Plastics Insight series began shipping to customers in April 2005.
Manufacturing Solutions Products
      Our Manufacturing Solutions are made up of two product types: real-time production management systems and process optimization and control products, both of which are included under the broad market category of Collaborative Production Management (“CPM”) products. CPM solutions provide manufacturers with the means to plan, control and run their manufacturing operations on an on-going basis. Our technologies deliver a complete collaborative manufacturing management (“CMM”) system that automates many segments of the typical plastics injection molding facility. These include managing production requirements that are initiated through a customer’s ERP system, setting up and optimizing injection molding processes, and accurately controlling the molten material before it becomes a part. Our MS products deliver value during the manufacturing segment of a product’s lifecycle.
     Real-Time Production Management Systems

Shotscope®
      Shotscope is a critical quality analysis system designed specifically to prevent defective plastic parts from entering the supply chain. Shotscope monitors and collects data in real-time from injection molding machines on the factory floor, then records, analyzes, reports and allows access to the information for use in decision making. Shotscope can be used for plastic injection molding as well as other manufacturing processes, including blowmolding, extrusion and metal die casting operations. The Shotscope system allows injection molders to maximize their productivity by providing the tools necessary to schedule mold and machine resources efficiently and also to monitor the status and efficiency of any mold/machine combination. By monitoring the efficiency of a given mold/machine combination, molders can schedule jobs based on a number of criteria, including minimum cycle times and highest production yields. Users also can define periodic maintenance schedules for molds and machines, and, after a pre-determined number of cycles or operating hours, Shotscope will signal that preventative maintenance is required. Shotscope contains a reporting mechanism that allows data collected by and entered into the system to be communicated across a manufacturing enterprise, so that informed decisions can be made. Users can generate standard and custom production, scrap, downtime, efficiency and job summary reports to maximize productivity.

Celltracktm
      Celltrack, formerly known as MMS/ Production Monitoring, is a production monitoring system that enables real-time scheduling, monitoring and reporting of data from the factory floor. The status of all monitored machines is displayed at a glance, indicating machines running out of specification limits, or those that have a fault. Cycle time, down time, part reject rates and the efficiency of every machine is instantly available. The impact of machine efficiency on scheduling and delivery is automatically updated. Celltrack provides a sophisticated scheduling and management system from initial order to product delivery, as well as stock control and preventative maintenance modules. The statistical production control module allows users to correct problems before they affect production. In addition, Celltrack can generate a comprehensive set of reports for production, materials, machinery and tools.
     Process Optimization and Control Products

Altanium®
      Our Altanium hot runner process controller products assure that plastic materials are kept in optimal molten state until injected into the part cavity in order to achieve the higher yields, better part quality and reduced cycle times associated with the use of hot runner systems. Altanium is the industry’s first and only modular, small footprint, hot runner temperature process controller that supports from one to 384 zones. Altanium’s unique modular design is highly scalable, and features a single controller design and a variety of user interfaces that are fully compatible with any hot runner system and any injection molding machine.

Moldflow Plastics Xpert®
      Our Moldflow Plastics Xpert (“MPX®”) product is integrated with injection molding machines to optimize their operation and to monitor and control the manufacturing process. MPX addresses common manufacturing issues such as machine set-up, process optimization and production part quality monitoring and control. We designed MPX to reduce mold set-up times and to optimize the efficiency of the part production cycle. MPX interacts directly with the molding machine’s built-in controller to provide optimized process correction. With MPX, engineers and die-setters can consistently and systematically set-up molds, identify a robust molding window and monitor the molding process. MPX can be used with substantially all injection molding machines and provides operators with a single, intuitive user interface, reducing the need for machine-specific operator training. In addition, MPX gives real-time feedback, providing a mechanism for rapid manual or automatic process adjustments. Results generated by our MPA and MPI products can be input directly into our MPX product to reduce machine set-up time and enhance the efficiency of the injection molding machine.
Our Customers
      Our products are used by more than 8,000 end users at more than 7,400 sites in over 70 countries around the world. No single customer accounted for more than 10% of our revenue during fiscal 2005, 2004 or 2003.
Sales and Marketing
      As of June 30, 2005, our direct sales organization consisted of a total of 44 sales associates, who operated out of offices located in Australia, China, France, Germany, Italy, Japan, Korea, the Netherlands, Spain, Sweden, Taiwan, the United Kingdom and the United States. In fiscal 2005, 2004 and 2003, approximately 64%, 69% and 73%, respectively, of our revenue came from customers based outside of the United States. Sales of our products may be subject to seasonal variations, particularly in our first quarter and, to a lesser extent, our third fiscal quarter, in many of the markets in which we sell our products. See Note 20 and Note 21 to our consolidated financial statements for information regarding the geographic distribution of our revenues and our quarterly results of operations.
      To augment our direct sales force and network of manufacturers’ representatives, we also sell our products through marketing and distribution arrangements with third-party value-added resellers and software vendors. For our Design Analysis Solutions products, we have agreements with several design software vendors, including Parametric Technology Corporation, Unigraphics Solutions and SolidWorks, a subsidiary of Dassault Systems, to either include our products as part of an integrated application in their solid modeling design systems or to resell certain of our products. For our Manufacturing Solutions products, we have established OEM arrangements and strategic alliances with various suppliers to the injection molding industry.
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

Material Testing Services
      Our material testing group provides testing services to our customers who are seeking accurate, reliable material data on new or existing grades of polymers, measured under a wide range of practical molding conditions. Our proprietary material database contains information on more than 7,600 plastic materials. We conduct material testing at our facilities located near Melbourne, Australia, and in Ithaca, New York, both of which utilize state-of-the-art equipment, including injection molding machines. The research and testing conducted at these facilities provides essential data for our full line of software applications.
Competition
      The markets into which our products are sold are highly competitive. We compete with many companies engaged in selling software solutions to companies involved in product development and manufacturing. Our DAS products face competition from computer-aided design (“CAD”) and CAE companies, materials vendors and independent engineering consultants. Our MS products face competition from injection molding machine manufacturers, participants in the hot runner equipment market and industrial automation system providers. In addition, new competitors may become evident as we introduce new products into the marketplace.
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
Research and Development
      Our product development strategy focuses on on-going development and innovation of new technologies to increase our customers’ productivity and provide solutions that our customers can integrate into their existing environments. Our product development activities take place in our research centers located in the United States, Australia, France and the United Kingdom. We have linked the information systems of each of these facilities to provide a continuous development environment, enabling product development to be undertaken 24 hours per day.
      In addition to our internal product development efforts, we fund or participate in a wide assortment of external research and development projects, often conducted by world-leading experts in their fields. In many cases, through these projects we gain access to fundamental research with comprehensive experimental results. Often the researchers agree to restrictions on publishing rights in order to pursue topics of mutual interest. A partial list of our collaborative partners includes ENSAM (France) for shrinkage research, University of Illinois (United States) for analysis of fiber filled parts, University of Bradford (United Kingdom) for fiber orientation measurement and process control, Technical University of Eindhoven (the Netherlands) for pvT measurement, and the University of Sydney (Australia) for fluid mechanics and numerical methods.
      As of June 30, 2005, our product development staff had 66 employees, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. In fiscal 2005, 2004 and 2003, our research and development expenses were $8.0 million, $6.5 million and $5.7 million, respectively, which is net of certain software development costs required to be capitalized under generally accepted accounting principles. Costs of $201,000, $856,000 and $669,000 were capitalized in fiscal 2005, 2004 and 2003, respectively. See Note 7 to our consolidated financial statements. Continued investment in research and development is a key component of our strategy and is required in order for us to remain competitive. We believe our cadre of software developers and our worldwide development capabilities represent a significant competitive advantage.
Proprietary Rights
      Our software products, hardware products and trademarks, including our company name, product names and logos, are proprietary. We rely on a combination of patent protection, trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect the proprietary technology contained in our products. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property.
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
      Due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important to establishing and maintaining a technology leadership position within the industry as are the various legal protections surrounding our technology. We require our employees and consultants to sign a confidentiality and non-competition agreement. Under these agreements, our employees agree not to disclose trade secrets or confidential information and agree not to engage in or be connected with any business that is competitive with our business while employed by us, and in some cases, for specified periods thereafter. Despite these precautions, misappropriation of our technology may occur. In addition, we believe that software piracy is an ongoing problem to us, and many other software vendors. We are unable to measure the impact that this has on our business. Further, patent, trademark, copyright and trade secret protection may not be available for our products in every country.
      There can be no assurance that third parties will not assert infringement claims against us in the future. Certain of our products also contain technology developed and licensed from third parties. We may likewise be susceptible to infringement claims with respect to these third-party technologies.

Manufacturing
      Our Manufacturing Solutions products include hardware elements that are assembled in our manufacturing sites in the United States and Ireland. Data acquisition and certain computing platform elements of our MPX, Shotscope and Celltrack products are manufactured under an arrangement with a turnkey contract manufacturer whereby the majority of component procurement, subassembly, final assembly and initial testing are performed by the manufacturer. The contract manufacturer uses specified components and assembly and test documentation created and controlled by Moldflow. The testing of nonstandard system configurations and the shipment of all systems to the customer are performed by our manufacturing staff in Ireland.
      Our Altanium products are manufactured at our Moorpark, California plant. The manufacturing process at the Moorpark plant consists of system design, configuration management, subassembly, final assembly, system integration, quality control and shipment to the customer. In addition, one OEM partner under contract, is allowed to assemble certain components of our Altanium products in China, for resale into the Chinese market. Beginning in fiscal 2006, our Altanium products will also be manufactured in Ireland, using the same process as used in California.
Compliance with Environmental Provisions
      Our capital expenditures, earnings and competitive position are not materially affected by compliance with federal, state and local environmental provisions which have been enacted or adopted to regulate the distribution of materials into the environment.
Employees
      As of June 30, 2005, we had 318 employees, 132 of whom resided in the United States, 52 of whom resided in Australia and 134 of whom resided in other countries. We believe that our relationship with our employees is good.

Item 2.	Properties
      We operate primarily in leased facilities. We lease 18,000 square feet of office space located in Framingham, Massachusetts pursuant to a seven-year lease that expires in March 2012. This facility serves as our corporate headquarters and personnel located at this facility include members of our senior management team, technical support personnel, product marketing personnel, sales personnel and finance and administration personnel. We also lease office space in other locations in which we do business. Our aggregate lease expenses were $2.3 million in fiscal 2005. For more information about our lease commitments see Note 19 to the consolidated financial statements.
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

	2005		2004

	High	Low	High	Low

First quarter	$12.75	$10.51	$10.15	$8.33
Second quarter	$15.42	$11.77	$11.63	$9.50
Third quarter	$17.40	$14.30	$13.63	$10.15
Fourth quarter	$16.01	$12.21	$12.57	$9.68
      On September 9, 2005, the last reported sale price of our common stock on Nasdaq was $15.99 per share and there were approximately 92 holders of record of our common stock.
      We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.
      Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.
      On September 19, 2001, the Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. To date, we have reacquired 244,165 shares for $1.4 million, at an average cost of $5.62 per share. All such shares have been reissued pursuant to our employee stock purchase plan and in conjunction with our January 2004 acquisition of American MSI (“AMSI”). There were no repurchases of our common stock during fiscal 2005.

Item 6.	Selected Financial Data
      The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this document. The statement of operations data for the years ended June 30, 2005, 2004 and 2003 and the balance sheet data at June 30, 2005 and 2004 are derived from our audited consolidated financial statements appearing elsewhere in this document. The statement of operations data for the years ended June 30, 2002 and 2001 and the balance sheet data at June 30, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included in this document.

	Year Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$38,227	$26,063	$17,259	$17,870	$24,494
Services	26,191	22,610	19,366	17,218	15,449

Total revenue	64,418	48,673	36,625	35,088	39,943

Costs and expenses:
Cost of product revenue	8,866	5,203	2,964	2,518	1,846
Cost of services revenue	6,341	4,536	1,210	1,401	1,440
Research and development	7,993	6,471	5,650	6,234	6,642
Selling and marketing	22,233	20,009	18,638	18,134	19,396
General and administrative	12,007	8,548	7,242	6,660	6,095
Restructuring charges	—	508	405	1,272	—
Amortization of goodwill	—	—	—	—	1,100
Amortization of acquired intangible assets	289	445	605	656	601

Total costs and operating expenses	57,729	45,720	36,714	36,875	37,120

Income (loss) from operations	6,689	2,953	(89)	(1,787)	2,823
Interest income, net	1,663	1,212	1,089	1,455	2,139
Other income (loss), net	70	(15)	(198)	1,712	272

Income before income taxes	8,422	4,150	802	1,380	5,234
Provision for income taxes	1,665	1,522	920	600	1,726

Net income (loss)	$6,757	$2,628	$(118)	$780	$3,508

Net income (loss) per common share:
Basic	$0.63	$0.26	$(0.01)	$0.08	$0.36
Diluted	$0.58	$0.24	$(0.01)	$0.08	$0.35
Shares used in computing net income (loss) per common share:
Basic	10,761	10,277	10,020	10,076	9,658
Diluted	11,625	10,839	10,020	10,360	10,124

	As of June 30,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$60,233	$51,652	$52,140	$50,867	$45,719
Working capital	55,988	42,866	45,624	44,133	42,511
Total assets	107,029	94,358	79,477	76,013	71,455
Long-term obligations (excluding deferred revenue)	1,079	1,257	641	614	104
Stockholders’ equity	80,149	69,579	60,649	58,640	57,593

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of our overall strategy to provide a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 18, we discuss our Results of Operations for fiscal 2005 compared to fiscal 2004 and for fiscal 2004 compared to fiscal 2003. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”
Forward-Looking Statements
      This portion of our Annual Report contains forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors and Important Factors That May Affect Future Results” beginning on page 31. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward- looking statements.
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
      We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software and hardware applications. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of twenty-seven years in serving the plastics design and manufacturing market, we have become the leading provider of highly sophisticated predictive software applications for the plastics design engineering and manufacturing communities. Our growth strategy is derived from these strengths. We continue to increase the business value of our Design Analysis Solutions and Manufacturing Solutions products for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. We develop products addressing specific vertical market needs in each of the target market segments of our business. In the design phase, for example, we provide applications which address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors. In the manufacturing phase, we offer solutions to the die cast market, a conversion process that is similar to the plastics injection molding process.
      Plastics are pervasive throughout a broad range of vertical industry applications including the automotive, electronics, packaging, medical products and consumer goods industries. These industries are generally large and growing and their use of plastics is growing. Because the supply chains that support the design and production of plastic parts in these industries are often fragmented and comprised of multiple companies in various geographies around the globe, we have developed a wide range of applications that can be used by participants at all stages of the plastics value chain to optimize their process and reduce their costs. Our strategy is to deliver our deep domain expertise in plastics packaged in software and system solutions that address the specific issues of the participants in each of these stages and increase our penetration of these industries by making our products available through a combination of direct and independent sales representatives, resellers and engineering consultants around the globe.
      For the design of plastic parts and molds, our strategy is to provide products which enable analysis-driven design in the earliest stages of product development, by making analysis technology more integral to the design process. In doing so, we seek to make our technology available to a wider audience of potential users in mainstream design markets, including those engineers who are not specialists in plastics design. By building upon our existing technology categories, we bring powerful solutions which are easy to learn and use, providing low cost of deployment and rapid return on investment.
      For manufacturers of plastic parts, our strategy is to offer a range of products which address the need for optimizing and automating the set-up, temperature, flow, control and monitoring of the primary equipment and other process elements in the manufacturing process. Our solutions include applications which provide real-time performance management information that enables companies to manage their manufacturing operations throughout the production process. Because of our extensive knowledge of the material properties of plastics and the physics involved in the process of converting raw plastic to finished goods, we can assist companies to obtain higher production yields, reduced cycle times, improved process reliability and better part quality.
      Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly growing economies in China, India and other developing countries present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.
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
Reporting Periods
      Our fiscal year end is June 30. References to 2005, 2004 or 2003 mean the fiscal year ended June 30, unless otherwise indicated.

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

•	revenue recognition,

•	asset valuation allowances,

•	acquisition accounting,

•	impairment of acquired intangible assets, goodwill and other long-lived assets,

•	restructuring charges,

•	income tax accounting,

•	hedge accounting,

•	capitalization of software development costs, and

•	stock option accounting.
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

Revenue Recognition
      We generate revenue from three principal sources: license fees for packaged software products; product fees for our collaborative production management products; and service fees from maintenance and support contracts, consulting, implementation, training and material testing services.

Packaged Software Products and Collaborative Production Management Products
      For revenue derived from license fees for packaged software products and from product fees for our collaborative production management products (except for hot runner process controllers), we follow AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. We recognize revenue from sales of software licenses and these products upon product shipment provided that evidence of the arrangement exists, the arrangement fee is fixed or determinable, and collection of the related receivable is reasonably assured and free of contingencies. Our MPA product is subject to the terms of a “click-wrapped” software license agreement that is included as part of each customer’s installation process. For sales of our other packaged software products, we generally require a signed license agreement.
      Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, we consider these to be multiple elements of a single arrangement. We use the residual method to recognize revenues from arrangements like these with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as installation and maintenance services, is deferred and the remaining portion of the total arrangement fee is recognized as revenue. We determine vendor-specific objective evidence of the fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers. The fair value of maintenance and support services may also be determined based on the price to be paid upon renewal of that service in accordance with the optional renewal terms offered contractually to a customer. If sufficient evidence of the fair value of an undelivered element does not exist, all revenue from the arrangement is deferred and recognized upon delivery of that element or at the time that fair value can be established for the undelivered element.
      We recognize revenue from software maintenance and support contracts ratably over the related contract period and from training and other services as they are performed. Our software products do not require significant modification or customization. Implementation of the products is generally routine and can be performed by the customer or other third-party providers.

Hot Runner Process Controllers
      For revenue derived from sales of hot runner process controllers, a subset of our collaborative production management products, and other hardware components with insignificant embedded software, we apply the guidance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when the product is shipped to the customer, provided that evidence of the arrangement exists, legal title has passed to the customer, all significant contractual obligations have been satisfied, the arrangement fee is fixed or determinable and collection of the related receivable is reasonably assured and free of contingencies. Our hot runner process controllers do not require significant modification or customization, and installation of the products is generally routine and may be performed by the customer or other third parties.

General
      We make an assessment of the collectibility of the amount due from the customer, and revenue is only recognized if we are reasonably assured that collection will occur. In making this assessment, we consider customer creditworthiness and historical payment experience. If we determine that collectibility of a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon receipt of payment from the customer. Also at the time of product shipment, we assess whether the total fee payable to us for the order is fixed or determinable and free of contingencies. In assessing whether the consideration payable to us is fixed or determinable, we consider the payment terms of the transaction, including whether the terms are extended, and our collection experience in similar transactions without making concessions, among other factors. If the total consideration payable to us is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met.
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
      Our arrangements with customers, including resellers, do not contain any unilateral rights of product return, other than those related to standard warranty provisions that permit repair or replacement of defective goods, or returns that are in the sole discretion of Moldflow. Estimated warranty costs are accrued upon product shipment. In addition, our arrangements with our resellers do not contain provisions that permit stock rotation or provide assurance for price protection.

Asset Valuation Allowances
      Management must estimate the amount of our accounts receivable which may be uncollectible due to the inability of our customers to make payments. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. We record the allowance for doubtful accounts primarily on a specific identification basis. If the financial condition of one or more of our customers deteriorates after entering into a revenue arrangement resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2005, our accounts receivable balance was $13.4 million, net of allowances for doubtful accounts of $155,000.
      Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. As of June 30, 2005, our inventory balance was $1.4 million.

Acquisition Accounting
      We allocate the purchase price of each acquired business to the assets acquired and liabilities assumed at their fair value on the date of acquisition. In certain cases, we engage third-party appraisers to determine the fair value of the assets acquired. For example, we obtained a third-party fair value appraisal for the intangible assets that were acquired in our January 2004 purchase of AMSI. In other cases, depending upon the size of the acquisition and the nature of assets and liabilities acquired, management estimates the fair value of acquired assets and liabilities based upon a number of generally accepted valuation methodologies. For example, for our January 2003 acquisition of Côntrole de Processus Industriels s.a.r.l (“CPI”), the fair value of the acquired developed technologies was based upon a discounted cash flow model, the fair value of the acquired customer base was based upon estimated replacement costs, and the fair value assigned to non-compete agreements was based upon the salaries of the individuals subject to such agreements and the length of the agreement. In all cases, any excess purchase price over the amounts allocated to the assets acquired and liabilities assumed is recorded as goodwill.
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

      If we were to determine that the carrying value of acquired intangible assets, goodwill and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we would assess whether an impairment has occurred.
      We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated amortization of goodwill and introduced a two-step impairment test model to be applied upon adoption and at least annually thereafter. Annual impairment tests of goodwill are to be conducted on the basis of a company’s reporting units, as defined in SFAS No. 142. The fair value of each reporting unit is compared to its carrying value. To the extent that the reporting unit’s carrying value exceeds its fair value, we must then compare the implied fair value of the reporting unit’s goodwill to its carrying value to determine if an impairment has occurred. Any resulting impairment would be expensed immediately.
      From the date of adoption through the date of our fiscal 2004 impairment test, we operated as a single reporting unit. To estimate the fair value of that reporting unit, we employed a market value approach, under which the average closing price of our common stock, as reported on the Nasdaq National Market, was determined for a set number of days in the third fiscal quarter. This average closing price was deemed to be the fair value of our stock and was then multiplied by the number of shares of common stock outstanding to determine the Company’s total fair value. That total fair value was then compared to the recorded carrying value of our total net assets as of the end of our third fiscal quarter to identify potential impairments. We did not identify any potential impairments as a result of these tests.
      As a result of our reorganization at the end of fiscal 2004 into two separate business units, the Design Analysis Solutions business unit and the Manufacturing Solutions business unit, we conducted our fiscal 2005 goodwill impairment test on the basis of our two reporting units. To estimate the fair value of each reporting unit, we employed the discounted cash flow method. The total fair value for each reporting unit was then compared to the related recorded carrying value of each reporting unit as of the end of our third fiscal quarter. We did not identify any potential impairment as a result of this test.
      As of June 30, 2005, our remaining goodwill and acquired intangible assets were $20.2 million, net of accumulated amortization of $4.1 million.

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
      Based upon our historical results of operations, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance of $2.0 million as of June 30, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets.
      At June 30, 2005, our net deferred tax asset balance was $424,000, net of a tax asset valuation allowance of $2.0 million and deferred tax liabilities of $786,000. Management believes that the net deferred tax asset balance represents its best estimate, based upon the weight of available evidence, of the deferred tax assets that will be realized in future periods. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax assets may be decreased or increased.
      We are subject to tax in multiple US and foreign tax jurisdictions. We establish our expected effective tax rate based on expected income, statutory rates and currently enacted tax rules, including those related to transfer pricing. This requires significant judgment and, while we believe that our tax positions are consistent with the relevant tax laws, it is possible that these positions may be challenged, which may have a significant impact on our effective tax rate.
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local taxing authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.9 million (A$7.7 million) and our utilization of net operating loss carryforwards to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.4 million (A$7.1 million), which amount was subject to an average effective tax rate of 35% over that time period. We believe the positions taken on our tax returns have merit and, accordingly, no liabilities have been recorded in our consolidated balance sheet related to these matters.

Hedge Accounting
      We hedge a portion of our forecasted foreign currency denominated inter-company sales and a portion of our foreign currency denominated inter-company research and development payments with derivative financial instruments, including currency options, zero-cost collars and other instruments. As the hedging activities are based upon our forecasts, a significant amount of judgment and estimation is required in assessing the appropriateness of hedge accounting for the instruments. If these judgments or estimates are incorrect or if the hedging transactions are not highly effective in offsetting the changes in cash flows of the hedged items, amounts currently recorded as unrealized gains and losses may be realized in our earnings. At June 30, 2005, hedging instruments with fair values of $71,000 were recorded as components of other current assets. Net unrealized gains or losses on these instruments were not significant. See Note 2 and Note 5 to our consolidated financial statements.

Capitalization of Software Development Costs
      We apply SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires that costs associated with the development of computer software and related products be expensed prior to establishing technological feasibility, and capitalized thereafter until commercial release of the software products. Both the assessment of the amount of costs required to be capitalized and the determination of subsequent amortization periods involve significant judgments and estimates. As of June 30, 2005, our capitalized software development costs were $1.3 million, net of accumulated amortization of $1.1 million. These costs are being amortized over the estimated economic lives of the related software products, which range from three to five years. See Note 7 to our consolidated financial statements.

Stock Option Accounting
      During fiscal 2005, we did not record compensation expense when stock option grants were awarded to employees at exercise prices equal to the fair market value of our common stock on the date of grant. Had we recorded compensation expense based on the fair value of each stock option, our net income would have been substantially less.
      Effective in fiscal 2006, we are required to adopt SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires us to expense the fair value of employee stock options and other forms of stock-based compensation. The impact of expensing employee stock awards on our earnings will be significant and is further described in Note 2 to our consolidated financial statements.
Overview of Fiscal 2005 Results of Operations

Highlights included:

•	growth in total revenue to $64.4 million in 2005 from $48.7 million in 2004,

•	growth in DAS revenue to $47.2 million in 2005 from $37.9 million in 2004,

•	growth in MS revenue to $17.2 million in 2005 from $10.8 million in 2004,

•	growth in earnings to $0.58 per diluted share in 2005 from $0.24 per diluted share in 2004, and

•	the generation of $6.3 million of cash from operations in 2005, compared to $6.5 million in 2004.

Summary of fiscal 2005 operating performance:

	Fiscal Year	As a %	Fiscal Year	As a %
	Ended	of	Ended	of
	June 30, 2005	Revenue	June 30, 2004	Revenue

	(In thousands)
Revenue	$64,418	100%	$48,673	100%
Cost of revenue	15,207	24	9,739	20
Research and development, selling and marketing, and general and administrative expenses	42,233	66	35,028	72
Restructuring charges	—	—	508	1
Amortization of acquired intangible assets	289	—	445	1

Income from operations	$6,689	10%	$2,953	6%

      Our total revenue was 32% higher in 2005 as compared to 2004, a result of strong growth in both business units in addition to having a full year of sales from our acquisition of AMSI. We attribute the growth in the Design Analysis Solutions business unit to the continued acceptance of our products, especially in the Asian market. We believe the increase in revenue in the Manufacturing Solutions business unit was driven by continued penetration in the domestic market and the acceptance of the Altanium hot runner process controller product in the European market. In addition, the strength of the Euro compared to the US dollar, added to the increase in our year-over-year revenue.
      Cost of revenue increased by $5.5 million in 2005, primarily a result of increased direct material costs associated with our hot runner process controllers, the costs of direct labor personnel added in our acquisition of AMSI and higher amortization of capitalized software.
      Our research and development, selling and marketing, and general and administrative expenses increased by $7.2 million in 2005 but declined as a percentage of revenue as compared to 2004. The overall increase is due primarily to higher variable costs based on current sales performance as well as costs of personnel added in our acquisition of AMSI and increased professional service fees primarily related to our Sarbanes-Oxley compliance effort. We expect that operating expenses will continue to decrease as a percentage of revenue over the course of the next fiscal year, not including the impact of employee stock compensation expenses, which we will begin recording on July 1, 2005 in accordance with FAS 123(R), or any restructuring charges. We expect that the cost of employee stock compensation expenses will have a material adverse effect on our operating expenses and, therefore, our results of operations during fiscal 2006.
      In fiscal 2005, we generated $6.3 million of cash from our operating activities and finished the year with $60.2 million in cash and marketable securities and no long-term debt.
Results of Operations
      The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Fiscal Year Ended June 30,

	2005	2004	2003

Revenue:
Product	59.3%	53.5%	47.1%
Services	40.7	46.5	52.9

Total revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product revenue	13.8%	10.7%	8.1%
Cost of services revenue	9.8	9.3	3.3
Research and development	12.4	13.3	15.4
Selling and marketing	34.5	41.1	50.9
General and administrative	18.6	17.7	19.7
Restructuring charges	—	1.0	1.1
Amortization of acquired intangible assets	0.5	0.9	1.7

Total costs and operating expenses	89.6	94.0	100.2

Income (loss) from operations	10.4	6.0	(0.2)
Interest income, net	2.6	2.5	3.0
Other income (loss), net	0.1	0.0	(0.6)

Income before income taxes	13.1	8.5	2.2
Provision for income taxes	2.6	3.1	2.5

Net income (loss)	10.5%	5.4%	(0.3)%

     Revenue
      We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative production management products, and

•	services revenue derived from maintenance and support related to our products, consulting, implementation, training and material testing.

      The following table sets forth our total revenue by source for each of fiscal 2005, 2004 and 2003:

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
		Fiscal Year			Fiscal Year
	Fiscal			Fiscal			Fiscal
	2005	$	%	2004	$	%	2003

	(In thousands)
Revenue:
Product	$38,227	$12,164	47%	$26,063	$8,804	51%	$17,259
Services	26,191	3,581	16	22,610	3,244	17	19,366

Total	$64,418	$15,745	32%	$48,673	$12,048	33%	$36,625

      The following table sets forth our total revenue by geographic region for each of fiscal 2005, 2004 and 2003:

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
		Fiscal Year			Fiscal Year
	Fiscal			Fiscal			Fiscal
	2005	$	%	2004	$	%	2003

	(In thousands)
Revenue:
Asia/ Australia	$20,658	$4,396	27%	$16,262	$3,859	31%	$12,403
Americas	22,933	7,775	51	15,158	5,093	51	10,065
Europe	20,827	3,574	21	17,253	3,096	22	14,157

Total	$64,418	$15,745	32%	$48,673	$12,048	33%	$36,625

Percentage of total revenue:
Asia/ Australia	32%			33%			34%
Americas	36			31			27
Europe	32			36			39

Total	100%			100%			100%

Product revenue
      The following table sets forth our product revenue by product group and geography for each of fiscal 2005, 2004 and 2003:

		Increase			Increase
		(Decrease)			(Decrease)
		Compared			Compared
		to Prior			to Prior
		Fiscal Year			Fiscal Year
	Fiscal			Fiscal			Fiscal
	2005	$	%	2004	$	%	2003

	(In thousands)
Asia/ Australia product revenue:
Design Analysis Solutions	$12,401	$3,061	33%	$9,340	$2,782	42%	$6,558
Manufacturing Solutions	43	(9)	(17)	52	(117)	(69)	169

Total	12,444	3,052	32	9,392	2,665	40	6,727

Americas product revenue:
Design Analysis Solutions	3,485	1,368	65	2,117	(315)	(13)	2,432
Manufacturing Solutions	12,149	5,838	93	6,311	4,536	256	1,775

Total	15,634	7,206	86	8,428	4,221	100	4,207

Europe product revenue:
Design Analysis Solutions	7,943	1,939	32	6,004	1,761	42	4,243
Manufacturing Solutions	2,206	(33)	(2)	2,239	157	8	2,082

Total	10,149	1,906	23	8,243	1,918	30	6,325

Total product revenue:
Design Analysis Solutions	23,829	6,368	36	17,461	4,228	32	13,233
Manufacturing Solutions	14,398	5,796	67	8,602	4,576	114	4,026

Total	$38,227	$12,164	47%	$26,063	$8,804	51%	$17,259

Percentage of total product revenue:
Design Analysis Solutions	62%			67%			77%
Manufacturing Solutions	38			33			23

Total	100%			100%			100%

      Our product revenue includes both license fees for our packaged software application products and product fees for our collaborative product management systems. Typically, our customers pay an up-front, one-time fee for our products. For our packaged software applications, the amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. For our collaborative product management systems, the amount of the fee depends upon the number and type of software modules licensed with the system, if any, and the system’s hardware components. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these payments as revenue as well, but such amounts have been immaterial to date.
      In fiscal 2005, our total product revenue increased by $12.2 million, or 47%, from $26.1 million in 2004 to $38.2 million in 2005. This increase was due, in part, to sales of certain Manufacturing Solutions products acquired in our January 2004 acquisition of AMSI, which contributed $12.7 million of product revenue during the fiscal year compared to $4.9 million in fiscal 2004. The increase in fiscal 2005 was also due to increased sales of our Design Analysis Solutions products in all geographic regions.
      We added approximately 352 new customers in fiscal 2005, compared to approximately 425 and 320 new customers in 2004 and 2003, respectively. Sales to new customers represented 29% of total product revenue in fiscal 2005, compared to 31% and 39% of total product revenue in 2004 and 2003, respectively. We believe that the lower percentage of revenue from new customers in 2005 and 2004 is a result of the introduction of new product modules in our DAS business that are typically sold to existing customers and our strategy of pursuing larger follow-on transactions for our MS business.

Design Analysis Solutions Product Revenue
      Product revenue from our DAS products was $23.8 million in 2005, compared to $17.5 million in 2004 and $13.2 million in 2003. The increase from the previous fiscal years was primarily due to strong sales results in Japan, Korea and Taiwan driven primarily by significant follow-on orders from large customers in the electronics sector. In addition, during all periods, we experienced increased sales into the European automotive and electronics industries and also into the U.S. consumer goods and specialty molding industries. We believe that these increases were primarily the result of new product introductions and, to a lesser extent, a result of continued economic recoveries in certain of our key markets and favorable movements in foreign currency exchange rates.
      During fiscal 2005, we introduced new versions of our flagship DAS products that not only expanded our base of potential customers but also increased follow-on sale opportunities to our existing customers. These product introductions, which included MPA version 7.1 and MPI version 5.1, offered our customers new interfacing options and other features that enhanced the products’ usability and productivity and increased the appeal of the products to a broader base of engineers. In addition, during fiscal 2005, we introduced new software applications that are integrated into third-party products and designed to expand our product offerings into additional market segments.
      We sold 488 seats of DAS products in fiscal 2005, compared to 544 and 476 seats of these products in 2004 and 2003, respectively.

Manufacturing Solutions Product Revenue
      Product revenue from our MS products was $14.4 million in 2005, compared to $8.6 million in 2004 and $4.0 million in 2003. The increase from the previous fiscal years was due to sales of hot runner process controllers, a product line that was acquired in our January 2004 acquisition of AMSI.
      We sold 1,066 seats of our MS products in fiscal 2005, compared to 929 and 633 seats of MS products in 2004 and 2003, respectively.

Services Revenue
      We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees and material testing services. Services revenue accounted for approximately 41% of our total revenue in fiscal 2005, compared to 46% and 53% of our total revenue in 2004 and 2003, respectively. In fiscal 2005, services revenue from the DAS business unit was $23.4 million and services revenue from the MS business unit was $2.8 million compared to $20.4 million and $2.2 million, respectively, in fiscal 2004 and compared to $18.9 million and $429,000, respectively, in fiscal 2003.
      Revenue derived from services increased by 16% in 2005 and by 17% in 2004. These increases were primarily due to increased sales of maintenance contracts related to our DAS products, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in prior years.

Cost of Revenue

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
		Fiscal Year			Fiscal Year
	Fiscal			Fiscal			Fiscal
	2005	$	%	2004	$	%	2003

	(In thousands)
Cost of revenue:
Product	$8,866	$3,663	70%	$5,203	$2,239	76%	$2,964
Services	6,341	1,805	40	4,536	3,326	275	1,210

	$15,207	$5,468	56%	$9,739	$5,565	133%	$4,174

As a percentage of total revenue	24%			20%			11%

Cost of Product Revenue
      Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the salaries of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to developed technology acquired in our acquisition of AMSI. Beginning in fiscal 2006, the impact of expensing employee stock-based compensation as required by accounting rule changes will materially increase the cost of product revenue for fiscal 2006 and future periods.
      Our cost of product revenue was $8.9 million in 2005, $5.2 million in 2004, and $3.0 million in 2003. For all periods presented, the increase in cost of product revenue was primarily due to production personnel added as a result of our acquisition of AMSI, increases in direct costs of materials related to growth in sales of our Manufacturing Solutions products, and increases in expenses from amortization of capitalized software costs and capitalized developed technology costs. Costs of production personnel were $2.0 million in 2005, $0.8 million in 2004 and $1.1 million in 2003. Product revenue for our Manufacturing Solutions products, which have a higher cost of material than our Design Analysis Solutions products, comprised 38% of our total product revenue in 2005, as compared to 33% in 2004 and 23% in 2003. This resulted in total hardware costs for our Manufacturing Solutions product line of $5.0 million in 2005, $3.2 million in 2004 and $1.1 million in 2003. In addition, amortization expense arising from capitalized software development costs was $574,000 in 2005, compared to $286,000 in 2004 and $146,000 in 2003, a result of the increase in our capitalized software development costs over the last three fiscal years.

Cost of Services Revenue
      Cost of services revenue consists primarily of salary, fringe benefit and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Beginning in fiscal 2006, the impact of expensing employee stock-based compensation as required by accounting rule changes will materially increase the cost of services revenue for fiscal 2006 and future periods.
      Our cost of services revenue was $6.3 million in 2005, $4.5 million in 2004 and $1.2 million in 2003. The $1.8 million increase in 2005 from 2004 included: a $687,000 increase compensation expense, which resulted from the combination of several factors, including the addition of new personnel and unfavorable movements in foreign currency exchange rates; $685,000 of costs related to a organizational change that redirected technical sales staff from research and development and sales functions to post-sales and implementation groups, the cost of which is included in cost of service revenue; and a $377,000 increase in costs associated with hot runner process controller repair services. The $3.3 million increase in 2004 from 2003 was primarily due to the redirection of personnel into the post-sales department from the research and development and sales departments.

Research and Development

		Increase			Increase
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2005	$ %		Fiscal 2004	$ %		Fiscal 2003

(In thousands)
Research and development	$7,993	$1,522	24%	$6,471	$821	15%	$5,650
As a percentage of total revenue	12%			13%			15%
      We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include salaries, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $201,000, $856,000 and $669,000 were capitalized in 2005, 2004 and 2003, respectively. All such capitalized costs are being amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.
      Net of amounts incurred and capitalized for software development described above, our research and development expenses were $8.0 million in 2005, $6.5 million in 2004 and $5.7 million in 2003. The increase in all periods was primarily attributable to increased compensation expense, which resulted from the combination of several factors, including the impact of changes in foreign currency exchange rates, our annual salary increases that take effect each October, and development staff added in our January 2004 acquisition of AMSI. These expenses were offset in part by the redirection of some members of our technical staff from research and development to the post-sales and implementation groups. Beginning in fiscal 2006, the impact of expensing employee stock-based compensation as required by accounting rule changes will materially increase our research and development expenses for fiscal 2006 and future periods.

Selling and Marketing

		Increase			Increase
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2005	$ %		Fiscal 2004	$ %		Fiscal 2003

(In thousands)
Selling and marketing	$22,233	$2,224	11%	$20,009	$1,371	7%	$18,638
As a percentage of total revenue	35%			41%			51%
      We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of salaries, commissions paid to our sales staff and third-party manufacturers’ representatives, employee benefit costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials, and public relations programs.
      Our selling and marketing expenses were $22.2 million in 2005, $20.0 million in 2004 and $18.6 million in 2003. The $2.2 million increase in 2005 from 2004 included: a $1.2 million increase in employee compensation costs resulting from our annual salary increases, staff added in the acquisition of AMSI and commissions paid to our direct sales force on increased revenues; a $993,000 increase in sales commissions to third-party manufacturers’ representatives due to increased sales; and a $435,000 increase in travel costs. These increases were offset, in part, by the impact of our redirection in late fiscal 2004 of sales resources to customer support and implementation activities, the cost of which is now included in cost of services revenue. This organizational change reduced our selling and marketing expenses by $685,000 in 2005 as compared to 2004 and increased cost of services revenue by a corresponding amount. Beginning in fiscal 2006, the impact of expensing employee stock-based compensation as required by accounting rule changes will materially increase our selling and marketing expenses for fiscal 2006 and future periods.
      The increase from 2003 to 2004 was primarily a result of a $2.6 million increase in employee compensation costs and third-party incentive payments related to increased sales and annual salary adjustments, salaries and commissions related to personnel added as a result of the AMSI acquisition, additional travel expenses, and spending for marketing promotional activities. These increases were offset, in part, by the impact of our redirection in 2004 of sales resources to customer support and implementation activities, the cost of which is included in cost of services revenue. This organizational change reduced our selling and marketing expenses in 2004 by $1.3 million as compared to 2003 and increased cost of services revenue by a corresponding amount.

General and Administrative

		Increase			Increase
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2005	$ %		Fiscal 2004	$ %		Fiscal 2003

(In thousands)
General and administrative	$12,007	$3,459	40%	$8,548	$1,306	18%	$7,242
As a percentage of total revenue	19%			18%			20%
      General and administrative expenses include compensation, legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.
      Our general and administrative expenses were $12.0 million in 2005, $8.5 million in 2004 and $7.2 million in 2003. During fiscal 2005, we incurred significant costs related to our assessment of internal control over financial reporting as required by the Sarbanes-Oxley Act. Of the $3.5 million increase in general and administrative costs in 2005 as compared to 2004, approximately $1.0 million is attributable to an increase in Sarbanes-Oxley audit fees payable to our independent auditor and $575,000 is attributable to increased consulting fees associated with the development of management’s assessment of our internal control environment. Our general and administrative expenses for fiscal 2005 also included a $954,000 increase in compensation expenses, a result of additional personnel and annual salary adjustments, and a $498,000 increase in professional service fees, including the cost of our financial statement audit, tax consulting and compliance services, legal services and other compliance and accounting services. We currently expect that our general and administrative costs will continue to represent a significant percentage of total revenue in future periods due in part to the on-going costs related to compliance with the Sarbanes-Oxley Act. In addition, beginning in fiscal 2006, the impact of expensing employee stock-based compensation as required by accounting rule changes will materially increase our general and administrative expenses for fiscal 2006 and future periods.
      The $1.3 million increase in 2004 from 2003 was due to increased compensation expense, including approximately $191,000 in costs related to personnel added as a result of the AMSI acquisition, changes in foreign currency exchange rates, and an increase of $647,000 in professional service fees, including the cost of audit, tax, Sarbanes-Oxley compliance and preparation costs, and other compliance and accounting services.

Restructuring Charges

		Decrease			Increase
		Compared to			Compared to
		Prior Fiscal			Prior Fiscal
		Year			Year

	Fiscal 2005	$	%	Fiscal 2004	$ %		Fiscal 2003

(In thousands)
Restructuring charges	$—	($508)	(100%)	$508	$103	25%	$405
As a percentage of total revenue	—			1%			1%

      In 2004, we enacted a corporate restructuring plan related to our January 2004 acquisition of AMSI that included the termination of three employees from sales and management positions in the United States and Italy.
      In 2003, we incurred a $405,000 charge related to actions we took to restructure our business following the acquisition of CPI. This restructuring plan included the involuntary termination of four technical employees, a reduction of space at a leased facility, and the write-off of inventory, other assets and certain intangible assets that became obsolete or otherwise impaired by the integration of CPI’s products and operations. All such charges and expense, except the charge to write-off inventories, have been included as restructuring charges.

Amortization of Acquired Intangible Assets

					(Decrease)
		(Decrease)			Compared to
		Compared to			Prior Fiscal
		Prior Fiscal Year			Year

	Fiscal 2005	$ %		Fiscal 2004	$ %		Fiscal 2003

	(In thousands)
Amortization of acquired intangible assets	$289	$(156)	(35)%	$445	$(160)	(26)%	$605
As a percentage of total revenue	—			1%			2%
      These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include developed technology, customer base, customer order backlog and non-compete agreements, which are amortized over their economic lives, ranging from six months to seven years.
      Amortization of acquired intangible assets was $289,000 in 2005, $445,000 in 2004 and $605,000 in 2003. The reduction in amortization expense in all periods reflects the completion of amortization of a portion of our intangible assets upon reaching the end of their estimated useful lives.

Interest Income, Net
      Interest income, net includes interest income earned on invested cash balances, net of our cost of borrowings, including interest cost incurred on our working capital lines of credit.
      Our interest income was $1.7 million in 2005, $1.2 million in 2004 and $1.1 million in 2003. In 2005, 2004 and 2003, we earned higher income on our investments due to higher amounts of investments and the increase in interest rates, as reinvestments of maturities were at higher rates than in previous years.

Other Income (Loss), Net
      Other income (loss), net includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded in the United States, Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.
      Our other income (loss) was income of $70,000 in 2005, a loss of $15,000 in 2004 and a loss of $198,000 in 2003. In 2004 and 2003, the losses were the result of hedging activities, and were partially offset by favorable foreign exchange effects realized in our operations during the periods.

Provision for Income Taxes
      Our effective income tax rate for fiscal 2005 was 20% on pre-tax income of $8.4 million, compared to 37% on pre-tax income of $4.2 million in fiscal 2004 and 115% on pre-tax income of $802,000 for 2003. The difference between the U.S. federal statutory income tax rate of 34% and the effective tax rate of 20% in 2005 was due principally to taxes payable in certain foreign jurisdictions at rates that are lower than the U.S. statutory federal income tax rate as well as a one-time benefit of $355,000 primarily recorded in the first quarter of fiscal 2005 arising from the reduction of a valuation allowance recorded against deferred tax assets of one of our subsidiaries in Europe. In addition, our 2005 effective tax rate reflects a one-time benefit of

$741,000 recorded in the third quarter of fiscal 2005, which resulted from a reduction of our tax liabilities upon the resolution in 2005 of certain tax position uncertainties, and operating losses in the U.S. that could not be benefited.
      The difference between the U.S. federal statutory income tax rate of 34% and the effective tax rate provision of 37% in 2004 was due primarily to operating losses in the U.S. that could not be benefited, non-deductible acquisition related amortization costs and taxes payable in certain foreign jurisdictions at rates which differ from the U.S. statutory federal income tax rate. In 2003, we incurred income taxes payable in certain foreign jurisdictions that could not be offset in the financial statement tax provision by tax benefits arising from losses in other jurisdictions.
      Our future effective tax rate may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory rate, as well as the timing and extent of the realization of deferred tax assets, changes in the tax law and potential acquisitions. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlements of claims, the resolution of uncertain tax positions, acquisitions of other companies or similar events. Our tax rate during fiscal 2006 will also be materially impacted if any action is taken by us with respect to the repatriation of cash pursuant to the American Jobs Creation Act. See “Recent Accounting Pronouncements, American Jobs Creation Act.” We currently believe that our fiscal 2006 effective tax rate will be approximately 25%, before any discrete items and subject to any material changes in these factors.
      We have established a valuation allowance against a portion of our net deferred tax assets, consisting principally of net operating loss carryforwards in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized in the foreseeable future. At June 30, 2005, we had total deferred tax assets of $424,000, net of a tax asset valuation allowance of $2.0 million and deferred tax liabilities of $786,000. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.9 million (A$7.7 million) and our utilization of net operating loss carryforwards to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.4 million (A$7.1 million), which was subject to an average effective tax rate of 35% over that time period. We believe the positions taken on our tax returns have merit and, accordingly, no liabilities have been recorded in our consolidated balance sheet related to these matters.

Business Combinations
      Over the past three fiscal years, we acquired new technology or supplemented our technology by purchasing businesses focused in specific markets or industries. During this time period, we acquired the following businesses:

Date	Company	Details

January 2004	American MSI Corporation	The acquisition of American MSI Corporation provided us advanced hot runner process controller products that assure that materials are kept in an optimal state until injected into the part cavity during the manufacturing process. This acquisition has been integrated into our Manufacturing Solutions business unit.
January 2003	Côntrole de Processus Industriels	The acquisition of the ongoing operations and certain assets of Côntrole de Processus Industriels brought us a product that monitors production equipment in a plastics manufacturing factory, providing real-time data capture and monitoring in a networked environment. This acquisition has been integrated into our Manufacturing Solutions business unit.
Liquidity and Capital Resources

	Fiscal Year Ended June 30,

	2005	2004	2003

	(In thousands)
Net cash provided by operating activities	$6,338	$6,467	$2,384
Net cash provided by (used in) investing activities	2,991	(10,827)	(13,398)
Net cash provided by (used in) financing activities	2,490	1,226	(524)
Effect of exchange rate changes on cash and cash equivalents	1,104	801	2,224

Net increase (decrease) in cash and cash equivalents	12,923	(2,333)	(9,314)
Cash and cash equivalents, beginning of year	35,987	38,320	47,634

Cash and cash equivalents, end of year	$48,910	$35,987	$38,320

Marketable securities, end of year	$11,323	$15,665	$13,820

Cash, cash equivalents and marketable securities, end of year	$60,233	$51,652	$52,140

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of June 30, 2005, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $48.9 million, our marketable securities balance of $11.3 million and our credit facilities. In January 2005, we renewed our primary $5.0 million unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at June 30, 2005. These covenants include liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At June 30, 2005, we had employed $395,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.6 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of June 30, 2005, we had no outstanding debt.
      At June 30, 2005, our marketable securities consisted of corporate bonds and U.S. government securities with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2005, we were in compliance with this internal policy.
      Net cash provided by operating activities was $6.3 million in 2005, $6.5 million in 2004 and $2.4 million in 2003. The decrease in cash generated from operations in 2005 compared to 2004 was primarily a result of a $4.8 million increase in our accounts receivable balance. The increase in accounts receivable was the result of an increase in fourth-quarter sales compared to the previous year, most of which were the result of orders received in the last month of our fiscal year with payments due in our first fiscal quarter of the following year. In 2005, cash was primarily provided by net income of $6.8 million adjusted for $2.4 million of net non-cash charges, which included such items as amortization and depreciation. In 2005, changes in operating assets and liabilities consumed $2.8 million of cash. In both 2004 and 2003, cash was primarily provided by net income (loss) as adjusted for non-cash items.
      Investing activities generated $3.0 million of cash in 2005 and consumed $10.8 million and $13.4 million of cash in 2004 and 2003, respectively. In 2005, sales and maturities of marketable securities generated $9.5 million of cash, which was partially offset by $5.1 million of cash invested in marketable securities, $1.2 million of cash was used to acquire fixed assets, and $201,000 of cash was used for costs that were capitalized related to the development of software products. Investing activities consumed $10.8 million of cash in 2004, which included $7.1 million of cash used to acquire AMSI, $1.8 million of net investment of cash in marketable securities, $1.0 million of cash used to purchase fixed assets, and $856,000 of software development costs. Investing activities used cash of $13.4 million in 2003, primarily from the net investment of cash in marketable securities of $10.6 million. In addition, $1.2 million was used to purchase fixed assets, $902,000 was used to purchase the assets and the ongoing operations of CPI, and $669,000 of costs were capitalized related to the development of software products.
      Our financing activities generated cash of $2.5 million and $1.2 million in 2005 and 2004, respectively, and consumed $524,000 of cash in 2003. In both 2005 and 2004, this cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan. In 2003, $909,000 of cash used to reacquire shares of our outstanding common stock was partially offset by proceeds received from stock option exercises, purchases of stock under our Employee Stock Purchase Plan and collections of notes receivable from stockholders.
      We are authorized to repurchase up to 500,000 shares of our common stock of which we had acquired 244,165 shares as of June 30, 2004. We did not purchase any such shares in 2005.
      We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this Annual Report. Capital expenditure requirements for fiscal 2006 are expected to be approximately $2.0 million, primarily for the purchase of fixed assets. We also expect to continue to capitalize costs related to our software development activities in an amount greater than or similar to fiscal 2005. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Contractual Obligations
      The following table summarizes our significant financial contractual obligations at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at June 30, 2005.

	Payments Due by Period

		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating lease obligations	$9,462	$2,256	$4,707	$1,067	$1,432
Purchase obligations(1)	1,683	1,439	244	—	—

Total	$11,145	$3,695	$4,951	$1,067	$1,432

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Off-Balance Sheet Financing Arrangements
      We do not have any special purpose entities or off-balance sheet financing arrangements.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for our 2006 fiscal year. We believe the adoption of this Statement will not have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“FAS No. 123(R)”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) will be effective beginning July 1, 2005. The requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase our operating expenses and result in lower earnings per share. See Note 2 to our consolidated financial statements for the approximate effect on net income and earnings per common share as if we had applied the fair value recognition provisions to all stock-based awards to employees.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of FAS 154 will have a material effect on our financial position or our results of operations.

          The American Jobs Creation Act
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In accordance with these positions, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return.
      The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, it may repatriate foreign earnings that have not yet been remitted to the U.S. and will make a final determination by the end of fiscal 2006. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time.
      In December 2004, the FASB issued two Staff Positions, “FSP FAS 109-1” and “FSP FAS 109-2”, in response to the AJCA. Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addressed the appropriate point at which a company should reflect in its financial statements the effects of the one-time tax benefit upon the repatriation of foreign earnings. The adoptions of FSP FAS 109-1 and FSP FAS 109-2 did not have a material impact on our financial position or results of operations.
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
      The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. In fiscal 2004, we reorganized our business into two strategically focused business units, one focused on Design Analysis Solutions products and one on Manufacturing Solutions products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because the MS products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Further, our acquisition of AMSI in January 2004 may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology into our product platform. Our Manufacturing Solutions business unit is managed by the former chief executive officer and sole stockholder of AMSI and our ability to successfully integrate and further develop the AMSI business will be dependent on our ability to retain this employee.

Failure to comply with Section 404 of Sarbanes-Oxley Act of 2002 may have a negative impact on investor confidence.
      We have furnished a report by our management on our internal control over financial reporting with respect to fiscal 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). This report also contains a statement that our auditors have issued an attestation report on management’s assessment of our internal controls. We must continue to assess and monitor our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. This could result in a loss of investor confidence, which would likely have a material adverse effect on our business and stock price.

A general economic slowdown, particularly in our end markets, may impact our results.
      The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries, experienced severe economic declines which significantly and adversely affected our business in fiscal 2002 and 2003. While general economic trends have improved in some geographic markets, a continuation of this general economic slowdown, particularly in the discrete manufacturing industry, could materially and adversely affect us by decreasing our revenue as compared to prior years, or by lowering our revenue growth.

We are dependent on third parties such as resellers and distributors to distribute a substantial portion of our Manufacturing Solutions products.
      Following the acquisition of AMSI, we now distribute a substantial portion of our Manufacturing Solutions products through a network of independent, regional channel partners. In addition, we are adding more channel partners and entering into OEM agreements in geographically dispersed locations in order to sell our products to new customers. The channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we are highly dependent on the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and to support a larger installed base of our products following our acquisition of AMSI. If the channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

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
      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first and to a lesser extent our third fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide because sales of our Manufacturing Solutions products and our services will result in lower gross margins and may result in a longer selling cycle, which effect may be more significant following the acquisition of AMSI, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis Solutions products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	our increased use of third parties such as distributors, OEM partners and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations and certain on-going tax audits or investigations by various local tax authorities that may lead to the loss of certain planned-for tax benefits, or increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	the impact of expensing stock-based compensation,

•	currency and exchange rate fluctuations,

•	timing and integration of acquisitions, and

•	costs of compliance with the Sarbanes-Oxley Act of 2002.
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
      The carrying value of goodwill and intangible assets recorded in connection with companies acquired into our Design Analysis Solutions and Manufacturing Solutions business units was approximately $5.9 million and $14.3 million, respectively, as of the end of fiscal 2005. If we determine that any of the goodwill or other intangible assets associated with our acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and results of operations could be materially and adversely affected.

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
      The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenue is derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. We also manufacture certain of our products outside of the United States and have contracted with third parties to assemble certain of our manufacturing solutions products outside the United States.
      Conducting business outside of the United States is subject to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of certain foreign countries,

•	decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

•	lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries,

•	decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet be offset by tax benefits arising from losses in other jurisdictions,

•	lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

•	interruptions of our operations due to political and social conditions of the countries in which we do business,

•	lost revenue resulting from the imposition by foreign governments of trade protection measures, and

•	higher cost of sales resulting from import or export licensing requirements.

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
      A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and Europe. Our manufacturing operations are performed in the United States and Ireland, and we utilize contract manufacturing facilities in the United States, Ireland and Asia. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development or manufacturing facilities could severely disrupt our operations.

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
      We make significant estimates in determining our worldwide income tax provision. These estimates are subject to many transactions, calculations and proceedings where the ultimate tax outcome is uncertain. Although we believe that our estimates are reasonable, the final outcome of tax matters and proceedings could be different than the estimates reflected in the income tax provision and accruals. Such differences could have a material impact on income tax expense and net income in the period in which such determination is made.
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.9 million (A$7.7 million) and our utilization of net operating loss carryforwards to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.4 million (A$7.1 million), which was subject to an average effective tax rate of 35% over that time period. We believe the positions taken on our tax returns have merit and accordingly, no liabilities have been recorded in our consolidated balance sheet related to these matters. In the event that such audit is resolved in a manner unfavorable to Moldflow, it would likely have a material adverse impact on our results of operations.

Our net income and earnings per share will be significantly reduced as a result of the requirement that we record compensation expense for shares issued under our stock plans.
      In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), “Shared-Based Payment”, will require us to account for stock-based compensation granted under our stock plans using a fair value-based model on the grant date and to record such grants as stock-based compensation expense. As a result, our net income and our earnings per share for fiscal 2006 will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income

(loss) and net income (loss) per share in Note 2 to our consolidated financial statements for the years ended June 30, 2005, 2004 and 2003. A fair value-based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. SFAS No. 123(R) requires us to adopt the new accounting provisions beginning in fiscal 2006, and requires that we expense stock options as a stock-based compensation expense using a fair value-based model, which will have a material adverse effect on our results of operations.

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

Information we provide to investors is accurate as of the date we disseminate it.
      From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD. This information or guidance represents our outlook only as of the date we disseminate it. We do not undertake to update such information or guidance to reflect future events or changes in facts assumed for purposes of providing such information or guidance.

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
      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. During fiscal 2005, our consolidated cash balances were impacted favorably by the strengthening of foreign currencies relative to the U.S. dollar, particularly with respect to the Australian dollar. At June 30, 2005, we had $19.3 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. We cannot assure you, however, that any efforts we make to hedge our exposure to currency exchange rate changes will be successful. For a more detailed description of our hedging activities, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates — Hedge Accounting.”
      Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At June 30, 2005, the fair value and principal amounts of our bond portfolio amounted to $11.3 million, with a yield to maturity of 3.19%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Our interest income will continue to fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. However, those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
Evaluation of Disclosure Controls and Procedures
      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
      — Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
      — Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
      — Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on our assessment, management concluded that, as of June 30, 2005, our internal control over financial reporting was effective based on those criteria.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-32.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Directors. Incorporated herein by reference is the information appearing under the captions “Information Regarding Directors” and “Information Regarding the Board of Directors and Its Committees” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.
      Executive Officers. Incorporated herein by reference is the information appearing under the caption “Executive Officers” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.
      Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated herein by reference is the information appearing under the caption “Information Regarding Moldflow Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.
      Code of Ethics. Incorporated herein by reference is the information appearing under the caption “Code of Ethics” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated herein by reference is the information appearing under the captions “Information Regarding Moldflow Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      Incorporated by reference is the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      15(a)(1) Consolidated Financial Statements
      The financial statements and notes thereto are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
      15(a)(2) Financial Statement Schedule
      The following are contained on the indicated pages of this Annual Report on Form 10-K:

Page No.

Schedule II — Valuation and Qualifying Accounts	46
      Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
      15(a)(3) List of Exhibits
      The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified.

EXHIBIT INDEX

Exhibit
No.	Title

2.1	Agreement and Plan of Merger, dated February 11, 2000, by and among the Registrant, Moldflow Merger Corp. (a subsidiary of the Registrant), Advanced CAE Technology, Inc. d/b/a C-Mold (“C-Mold”) and certain stockholders of C-Mold. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

2.2	Agreement and Plan of Merger by and among Moldflow Corp., MF Merger Sub I, Inc., American MSI Corp., the Timothy and Deborah Triplett Family Trust, Timothy L. Triplett and Deborah A. Triplett, dated January 23, 2004. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)

3.2	Second Amended and Restated By-laws of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 19, 2002 and incorporated by reference thereto.)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)

4.1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)

10.1	Form of Incentive Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

10.4	Amended and Restated Employment Agreement dated as of July 8, 2005 between Christopher L. Gorgone and Moldflow Corporation, previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated herein by reference.**

Exhibit
No.	Title

10.5	Lease between Moldflow Corporation and 492 OCP, LLC dated as of January 28, 2005 previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated herein by reference

10.6	Loan Modification Agreement dated as of January 31, 2005 between Moldflow Corporation and Silicon Valley Bank previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated herein by reference.

10.7	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)

10.8	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.9	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.10	Moldflow Corporation Employee Stock Purchase Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.11	Moldflow Corporation 1997 Equity Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.12	Form of Director Indemnification Agreement to be entered into between the Registrant and each non-employee director. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)**

10.13	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)**

10.14	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.)

10.15	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated by reference thereto.)

10.16	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Timothy Triplett.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.17	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.18	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Ian M. Pendlebury.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.19	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Peter K. Kennedy.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

Exhibit
No.	Title

10.20	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.21	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)

21.1	Subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)

32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
      15(b) Exhibits
      Exhibits filed with this Annual Report are as set forth in the Exhibit Index, which immediately follows the Notes to the Consolidated Financial Statements.
      15(c) Other Financial Statements
      Not applicable.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Moldflow Corporation

By:	/s/ Christopher L. Gorgone

Christopher L. Gorgone
Executive Vice President and
Chief Financial Officer
Date: September 13, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Roland Thomas	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 13, 2005

/s/ Christopher L. Gorgone	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2005

/s/ Roger E. Brooks	Director	September 13, 2005

/s/ Frank W. Haydu III	Director	September 13, 2005

/s/ Robert J. Lepofsky	Director	September 13, 2005

/s/ Robert P. Schechter	Director	September 13, 2005

SCHEDULE II
Schedule II.     Valuation and Qualifying Accounts

	Beginning					Ending
Item	Balance	Additions		Deductions		Balance

	(In thousands)
For the year ended June 30, 2005:
Allowance for doubtful accounts	$420	$58	(a)	$(323)	(b)	$155
Deferred tax asset valuation allowance	1,514	885	(a)	(432)	(c)	1,967
For the year ended June 30, 2004:
Allowance for doubtful accounts	347	139	(a)	(66)	(b)	420
Deferred tax asset valuation allowance	789	852	(a)	(127)	(c)	1,514
For the year ended June 30, 2003:
Allowance for doubtful accounts	315	92	(a)	(60)	(b)	347
Deferred tax asset valuation allowance	370	595	(a)	(176)	(c)	789

(a)	Additional provisions and foreign currency translation effects.

(b)	Specific write-offs, collections of previously reserved items and foreign currency translation effects. For the fiscal year ended June 30, 2005, deductions included write-offs of $173,000 and collections of previously reserved items of $150,000 that were recorded as a benefit to general and administrative expenses.

(c)	Utilization of net operating loss carryforwards, reductions in other deferred tax assets and foreign currency translation effects.

MOLDFLOW CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30,

	2005	2004

	(In thousands, except
	share and per share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$48,910	$35,987
Marketable securities	11,323	14,467
Accounts receivable, net of allowance for doubtful accounts of $155 and $420 at June 30, 2005 and 2004, respectively	13,449	8,578
Inventories	1,381	1,246
Prepaid expenses	3,013	3,442
Other current assets	2,589	2,063

Total current assets	80,665	65,783
Fixed assets, net	3,336	3,502
Marketable securities	—	1,198
Acquired intangible assets, net	1,555	1,986
Goodwill	18,622	18,625
Other assets	2,851	3,264

Total assets	$107,029	$94,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,764	$3,251
Accrued expenses	10,165	9,653
Deferred revenue	10,748	10,013

Total current liabilities	24,677	22,917
Deferred revenue	1,124	605
Other long-term liabilities	1,079	1,257

Total liabilities	26,880	24,779

Contingencies, commitments and guarantor arrangements (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and 2004	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 10,930,954 shares issued and outstanding at June 30, 2005 and 10,619,432 shares issued and outstanding at June 30, 2004	109	106
Additional paid-in capital	69,626	67,554
Retained earnings (accumulated deficit)	5,295	(1,462)
Accumulated other comprehensive income	5,119	3,381

Total stockholders’ equity	80,149	69,579

Total liabilities and stockholders’ equity	$107,029	$94,358

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,

	2005	2004	2003

	(In thousands, except
	per share data)
Revenue:
Product	$38,227	$26,063	$17,259
Services	26,191	22,610	19,366

Total revenue	64,418	48,673	36,625

Costs and expenses:
Cost of product revenue	8,866	5,203	2,964
Cost of services revenue	6,341	4,536	1,210
Research and development	7,993	6,471	5,650
Selling and marketing	22,233	20,009	18,638
General and administrative	12,007	8,548	7,242
Restructuring charges	—	508	405
Amortization of acquired intangible assets	289	445	605

Total costs and operating expenses	57,729	45,720	36,714

Income (loss) from operations	6,689	2,953	(89)
Interest income	1,665	1,248	1,106
Interest expense	(2)	(36)	(17)
Other income (loss), net	70	(15)	(198)

Income before income taxes	8,422	4,150	802
Provision for income taxes	1,665	1,522	920

Net income (loss)	$6,757	$2,628	$(118)

Net income (loss) per common share:
Basic	$0.63	$0.26	$(0.01)
Diluted	$0.58	$0.24	$(0.01)
Shares used in computing net income (loss) per common share:
Basic	10,761	10,277	10,020
Diluted	11,625	10,839	10,020
The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
							Notes	Retained	Accumulated
			Additional	Treasury Stock		Deferred	Receivable	Earnings/	Other	Total
	Shares	Par	Paid-In			Stock	from	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Issued	Value	Capital	Shares	Cost	Compensation	Stockholders	Deficit)	Income (Loss)	Equity	Income

	(In thousands, except share data)
Balance at June 30, 2002	10,146,175	$101	$62,769	(35,362)	$(327)	$(8)	$(29)	$(3,972)	$106	$58,640
Purchase of treasury stock				(194,165)	(909)					(909)
Exercise of stock options	71,124	1	67							68
Issuance of stock under employee stock purchase plan			(22)	44,110	310					288
Amortization of deferred compensation						8				8
Net repayment of notes receivable from stockholders							29			29
Tax benefits from exercise of stock options			53							53
Comprehensive income:
Net loss								(118)		(118)	$(118)
Change in unrealized losses on investments, net of taxes									(993)	(993)	(993)
Change in unrealized losses on hedging instruments, net of taxes									306	306	306
Foreign currency translation adjustment									3,277	3,277	3,277

Comprehensive income											$2,472

Balance at June 30, 2003	10,217,299	102	62,867	(185,417)	(926)	—	—	(4,090)	2,696	60,649
Issuance of common stock in connection with the acquisition of AMSI (Note 3)	202,424	2	3,644	146,864	745					4,391
Exercise of stock options	199,709	2	963							965
Issuance of stock under employee stock purchase plan			80	38,553	181					261
Comprehensive income:
Net income								2,628		2,628	$2,628
Change in unrealized losses on investments, net of taxes									(607)	(607)	(607)
Change in unrealized losses on hedging instruments, net of taxes									(19)	(19)	(19)
Foreign currency translation adjustment									1,311	1,311	1,311

Comprehensive income											$3,313

Balance at June 30, 2004	10,619,432	106	67,554	—	—	—	—	(1,462)	3,381	69,579
Exercise of stock options	298,120	3	1,816							1,819
Issuance of stock under employee stock purchase plan	13,402		256							256
Comprehensive income:
Net income								6,757		6,757	$6,757
Change in unrealized losses on investments, net of taxes									17	17	17
Change in unrealized losses on hedging instruments, net of taxes									(6)	(6)	(6)
Foreign currency translation adjustment									1,727	1,727	1,727

Comprehensive income											$8,495

Balance at June 30, 2005	10,930,954	$109	$69,626	—	$—	$—	$—	$5,295	$5,119	$80,149

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,757	$2,628	$(118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets	1,484	1,428	1,429
Amortization of acquired intangible assets	431	505	605
Amortization of capitalized software development costs	574	286	146
Provisions for doubtful accounts	(92)	139	92
Foreign exchange (gains) losses	(83)	1	160
Write-off of assets due to restructuring activities	—	—	471
Other non-cash charges or expenses	47	13	78
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,795)	(621)	47
Inventories, prepaid expenses and other current assets	(371)	(16)	(882)
Other assets	151	(156)	(157)
Accounts payable	481	649	399
Accrued expenses and other long-term liabilities	361	638	(583)
Deferred revenue	1,393	973	697

Net cash provided by operating activities	6,338	6,467	2,384

Cash flows from investing activities:
Purchases of fixed assets	(1,167)	(1,035)	(1,240)
Capitalization of software development costs	(201)	(856)	(669)
Purchases of marketable securities	(5,096)	(11,105)	(14,822)
Sales of marketable securities	9,455	9,260	4,235
Acquisition of AMSI, net of cash acquired	—	(7,091)	—
Acquisition of CPI	—	—	(902)

Net cash provided by (used in) investing activities	2,991	(10,827)	(13,398)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,490	1,226	356
Purchase of treasury stock	—	—	(909)
Collection of notes receivable from stockholders	—	—	29

Net cash provided by (used in) financing activities	2,490	1,226	(524)

Effect of exchange rate changes on cash and cash equivalents	1,104	801	2,224

Net increase (decrease) in cash and cash equivalents	12,923	(2,333)	(9,314)
Cash and cash equivalents, beginning of year	35,987	38,320	47,634

Cash and cash equivalents, end of year	$48,910	$35,987	$38,320

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,764	$1,233	$2,814
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
      On January 9, 2003, the Company acquired substantially all of the assets and the ongoing operations of Côntrole de Processus Industriels s.a.r.l. (“CPI”). On January 23, 2004, the Company acquired all of the outstanding shares of American MSI Corporation (“AMSI”). These business combinations were accounted for using the purchase method of accounting. Accordingly, these consolidated financial statements include the results of operations of CPI and AMSI from the dates of their respective acquisition (Note 3).
      The Company’s fiscal year end is June 30. References to 2005, 2004 or 2003 mean the fiscal year ended June 30, unless otherwise indicated.
      Certain prior year balance sheet amounts have been reclassified to conform with the fiscal 2005 presentation.

2.	Summary of Significant Accounting Policies
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has no special purpose entities.
Foreign Currency Translation
      Assets and liabilities of international subsidiaries, whose functional currency is the local currency, are translated at the average monthly rate. Statement of operations amounts are translated at the average rate for the year. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income and expense. Net foreign currency transaction gains (losses) were $83,000, $1,000, and ($160,000) for the years ended June 30, 2005, 2004 and 2003, respectively.
Cash and Cash Equivalents
      All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments and money market accounts of major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at amortized cost, which approximates fair value. At June 30, 2005, 31%, 23%, 21%, 16% and 2% of the Company’s cash and cash equivalents was invested in money market, deposit and investment accounts of five separate financial institutions; the remaining 7% was held in various operating bank accounts. At June 30, 2004, 33%, 23%, 14%, 14% and 4% of the Company’s cash and cash equivalents was invested in money market and investment accounts of five separate financial institutions; the remaining 12% of cash and cash equivalents was held in various operating bank accounts.
Marketable Securities
      At June 30, 2005 and 2004, the Company’s marketable securities consisted of debt securities with maturities from the date of purchase in excess of three months. At June 30, 2005, marketable securities included $7.2 million of corporate bonds and $4.1 million of U.S. government bonds. At June 30, 2004, marketable securities included $11.1 million of corporate bonds and $4.6 million of U.S. government bonds.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income, net of the related tax effect. As of June 30, 2005 and 2004, the unrealized gains (losses) on these marketable securities were ($31,000) and ($58,000), net of related tax effects, respectively.
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
Fair Value of Financial Instruments
      The Company’s financial instruments consist of primarily cash equivalents, marketable securities, accounts receivable, hedging instruments and accounts payable. The carrying amounts of these instruments at June 30, 2005 and 2004 approximated their fair values.
Hedging
      The Company hedges a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to twelve months using currency options, zero-cost collars and other combinations of options that constitute net purchased options. These derivatives have been designated as cash-flow hedges and, as such, the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction impacts earnings or is considered probable of not occurring. Once the underlying forecasted transaction is realized or is considered probable of not occurring, the gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expense. At the inception of the hedge transaction and at least on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The assessment of hedge effectiveness is based on changes in an instrument’s total value. Management considers that, through the date of the forecasted sales and research and development payments, the hedge will be completely effective since the critical terms of the derivative contract exactly match those of the forecasted transaction.
      If the Company determines that a forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting for the ineffective portion of the instrument hedging the transaction. At that time and prospectively, any gain or loss on the instrument is recognized in current earnings as a component of other income and expense.
Inventories
      Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
difference between the market value of the items, based upon assumptions of future demand and market conditions, and their carrying value. During the years ended June 30, 2005 and 2003, write-downs of $36,000 and $179,000, were recorded, respectively. There were no such write-downs in fiscal 2004.
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
Goodwill and Acquired Intangible Assets
      Goodwill represents the excess of cost over the fair value of the net assets acquired in the purchases of Advanced CAE Technology, Inc. (“C-Mold”), Branden Technologies, CPI and AMSI (Note 3). Goodwill is not amortized but is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.
      Other acquired intangible assets are amortized using the straight-line method over each asset’s respective estimated useful life. The useful lives of intangible assets acquired in the purchases of C-Mold, Branden Technologies, CPI and AMSI are as follows:

Estimated
Useful Life
(Years)

Customer base	3.5-7
Developed technology	4-7
Non-compete agreements	1-5
Customer order backlog	0.5
Long-Lived Assets
      The Company periodically evaluates its long-lived assets, which include fixed assets and acquired intangible assets, for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.
Revenue Recognition
      Revenue is derived from three principal sources: license fees for packaged software products; product fees for collaborative production management products; and service fees from maintenance and support contracts, consulting, implementation, training and material testing services.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Packaged Software Products and Collaborative Production Management Products
      For revenue derived from license fees for packaged software products and from product fees for certain of collaborative production management products (except for hot runner process controllers) that contain a significant amount of embedded software, the Company follows AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company recognizes revenue from sales of software licenses and these products upon product shipment provided that evidence of the arrangement exists, the arrangement fee is fixed or determinable, and collection of the related receivable is reasonably assured and free of contingencies.
      Maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, the Company considers these to be multiple elements of a single arrangement. The Company uses the residual method to recognize revenues from arrangements like these with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as installation and maintenance services, is deferred and the remaining portion of the total arrangement fee is recognized as revenue. The Company determines vendor-specific objective evidence of the fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers. The fair value of maintenance and support services may also be determined based on the price to be paid upon renewal of that service in accordance with the optional renewal terms offered contractually to a customer. If sufficient evidence of the fair value of an undelivered element does not exist, all revenue from the arrangement is deferred and recognized upon delivery of that element or at the time that fair value can be established for the undelivered element.
      The Company recognizes revenue from software maintenance and support contracts ratably over the related contract period and from training and other services as they are performed. The Company’s software products generally do not require significant modification or customization. Implementation of the products is generally routine and can be performed by the customer or other third-party providers.

Hot Runner Process Controllers
      For revenue derived from sales of hot runner process controllers, a subset of our collaborative production management products, and other hardware products with insignificant embedded software, the Company applies the guidance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when the product is shipped to the customer, provided that evidence of the arrangement exists, legal title has passed to the customer, all significant contractual obligations have been satisfied, the arrangement fee is fixed or determinable and collection of the related receivable is reasonably assured and free of contingencies. The Company’s hot runner process controllers do not require significant modification or customization, and installation of the products is generally routine and may be performed by the customer or other third parties.

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

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A portion of the Company’s revenue is derived from sales to resellers. The Company recognizes revenue upon delivery of the product to these resellers, provided that the same conditions for revenue recognition described above are met.
      The Company’s arrangements with customers, including resellers, do not contain any unilateral rights of product return, other than those related to standard warranty provisions that permit repair or replacement of defective goods. Anticipated warranty costs are accrued upon product shipment. In addition, the Company’s arrangements with resellers do not contain provisions that permit stock rotation or provide assurance for price protection.
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
Advertising Costs
      The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended June 30, 2005, 2004 and 2003 were $1.2 million, $1.2 million and $1.1 million, respectively.
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
Accounting for Stock-Based Compensation
      The Company accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is recorded for stock options issued to employees in fixed amounts to the extent that the fixed exercise prices are less than the fair market value of the Company’s common stock at the date of grant. The Company follows the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost been determined based on the fair value at the grant dates for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the pro forma amounts indicated below.

	Year Ended June 30,

	2005	2004	2003

	(In thousands,
	except per share data)
Net income (loss):
As reported	$6,757	$2,628	$(118)
Less: stock-based employee compensation expense determined under the fair value based method, net of related tax effect	(3,414)	(4,438)	(4,765)

Pro forma	$3,343	$(1,810)	$(4,883)

Net income (loss) per common share:
Basic — As reported	$0.63	$0.26	$(0.01)
Basic — Pro forma	$0.33	$(0.18)	$(0.49)
Diluted — As reported	$0.58	$0.24	$(0.01)
Diluted — Pro forma	$0.30	$(0.18)	$(0.49)
      The fair value of each option grant (Note 15) was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants:

	Year Ended June 30,

	2005	2004	2003

Dividend yield	—	—	—
Volatility	83.5%	88.8%	69.8%
Risk-free interest rate	3.5%	3.1%	3.0%
Expected option life (in years)	4.4	4.7	4.7
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
Comprehensive Income
      Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss). At June 30, 2005, accumulated other comprehensive income was comprised of $5.1 million of net gains from cumulative foreign currency translation adjustments, $31,000 of unrealized losses on marketable securities, and no unrealized gains on hedging instruments. The individual components of comprehensive income are reflected in the consolidated statement of stockholders’ equity for each of the years presented.
      At June 30, 2004, accumulated other comprehensive income was comprised of $3.4 million of net gains from cumulative foreign currency translation adjustments, $48,000 of unrealized losses on marketable securities, and $6,000 of unrealized gains on hedging instruments.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company’s 2006 fiscal year. The adoption of this Statement will not have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“FAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) will be effective for the Company’s 2006 fiscal year. The Company is currently assessing the impact of FAS No. 123(R) on its share-based compensation programs. However, the Company expects that the requirement to expense stock options and other equity interests that have been or will be granted to employees will significantly increase its operating expenses and result in lower earnings per share. See Note 2 for the approximate effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions to all stock-based awards to employees.
          The American Jobs Creation Act
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In accordance with these provisions, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, it may repatriate foreign earnings that have not yet been remitted to the U.S. and will make a final determination by the end of fiscal 2006. The amount of income tax the Company would incur should we repatriate some level of earnings cannot be reasonably estimated at this time.
      In December 2004, the FASB issued two Staff Positions, “FSP FAS 109-1” and “FSP FAS 109-2”, in response to the AJCA. Under FSP FAS 109-1, the FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FAS 109. Under FSP FAS 109-2, the FASB addressed the appropriate point at which a company should reflect in its financial

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements the effects of the one-time tax benefit upon the repatriation of foreign earnings. The adoptions of FSP FAS 109-1 and FSP FAS 109-2 did not have a material impact on the Company’s financial position or results of operations.
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of FAS 154 will have a material effect on its consolidated financial position or results of operations.

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

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following summarized unaudited pro forma consolidated results of operations of the Company reflect the effect of the CPI acquisition as if it had occurred at the beginning of the period presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated at the beginning of the period presented and should not be construed as representative of future results.

Year Ended June 30, 2003

(In thousands except
per share data)
Revenue	$36,777
Net income (loss)	(421)
Net income (loss) per common share:
Basic	$(0.04)
Diluted	$(0.04)

4.	Goodwill and Acquired Intangible Assets
      During the first quarter of fiscal 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” From the date of adoption through fiscal 2004, the Company operated as a single reporting unit. To estimate the fair value of that reporting unit in fiscal 2004, the Company employed a market value approach, under which the Company’s total fair value was determined by multiplying the fair market value of the Company’s common stock for a set number of days in its third fiscal quarter by the number of shares of common stock outstanding. The resulting fair value of the Company was then compared to the recorded carrying value of the Company’s total net assets as of the end of its third fiscal quarter to identify potential impairments. The Company did not identify any potential impairments of its goodwill as of the third quarter of fiscal 2004.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Late in fiscal 2004, the Company reorganized into two separate business units, the Design Analysis Solutions business unit and the Manufacturing Solutions business unit. Accordingly, the Company’s fiscal 2005 goodwill annual impairment test was performed in the context of two reporting units, employing the discounted cash flow method to estimate the fair value of each unit. The fair value for each reporting unit was then compared to the related recorded carrying value of each unit as of the end of our third fiscal quarter of 2005. No goodwill impairment was identified as a result of this test.
      The following table describes changes to goodwill:

	Year Ended June 30,

	2005	2004

	(In thousands)
Beginning balance	$18,625	$9,670
Additions:
AMSI acquisition (Manufacturing Solutions business unit)	—	9,032
Foreign exchange impact and other adjustments	(3)	(77)

Ending balance	$18,622	$18,625

      At June 30, 2005 and 2004, $5.9 million and $5.9 million, respectively, of goodwill was allocated to the Design Analysis Solutions business unit and $12.7 million and $12.7 million, respectively, of goodwill was allocated to the Manufacturing Solutions business unit.
      The components of acquired intangible assets were as follows (in thousands):

	June 30, 2005			June 30, 2004

	Gross		Net	Gross		Net	Weighted-
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life

Acquired intangible assets:
Customer base	$987	$(380)	$607	$987	$(226)	$761	6.7 years
Developed technology	1,675	(870)	805	1,675	(724)	951	5.8 years
Customer order backlog	40	(40)	—	40	(33)	7	0.5 years
Non-compete agreements	1,411	(1,268)	143	1,411	(1,144)	267	3.5 years

	$4,113	$(2,558)	$1,555	$4,113	$(2,127)	$1,986

      All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the fiscal years ended June 30, 2005, 2004 and 2003 was $431,000, $505,000 and $605,000, respectively. Of those fiscal 2005 and 2004 amounts, $142,000 and $60,000, respectively, was included as a component of cost of product revenue in the consolidated statement of operations.
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

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected future estimated annual amortization expense of acquired intangible assets is as follows:

Estimated
Amortization
Year Ending June 30,	Expense

(In thousands)
2006	$345
2007	314
2008	298
2009	246
Thereafter	352

$1,555

5.	Derivative Financial Instruments and Hedging Activities
      At June 30, 2005, we had no hedging instruments to exchange Euros, Japanese yen and Australian dollars, respectively, for U.S. dollars. On July 8, 2005, we purchased hedging instruments to cover our net forecasted exposures for fiscal 2006 in Euros, Japanese yen and Australian dollars. As of July 8, 2005 hedging instruments with nominal amounts of $4.0 million, $6.8 million and $4.2 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively.
      At June 30, 2005, instruments with fair values of $71,000 were recorded as components of other current assets. There were no net unrealized gains on these instruments and none was included in accumulated other comprehensive income. During the year ended June 30, 2005, gains of $92,000 were recorded as components of other income on the effective portion of options that were settled. During the year ended June 30, 2005, there was no gain or loss recognized on the ineffective portion of these options.
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
      The Company held no derivatives during fiscal 2005, 2004 or 2003 for non-hedging purposes.

6.	Inventories
      Inventories consisted of the following:

	June 30,

	2005	2004

	(In thousands)
Raw materials	$991	$708
Finished goods	390	538

	$1,381	$1,246

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Software Development Costs
      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $201,000, $856,000 and $669,000 were capitalized in fiscal 2005, 2004 and 2003, respectively. All such costs have been included in other non-current assets in the Company’s consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years. Related amortization expense for fiscal years 2005, 2004 and 2003 was $574,000, $286,000 and $146,000, respectively, and has been included as a component of cost of product revenue in the Company’s consolidated statement of operations.
      Capitalized software development costs consisted of the following:

	June 30,

	2005	2004

	(In thousands)
Gross carrying amount	$2,328	$2,127
Less — accumulated amortization	(1,077)	(503)

Net carrying amount	$1,251	$1,624

8.	Fixed Assets
      Fixed assets consisted of the following:

	Estimated	June 30,
	Useful Life
	(Years)	2005	2004

		(In thousands)
Land	—	$273	$248
Buildings	30	1,797	1,477
Equipment	5-7	1,495	1,342
Computer equipment	3-5	4,828	5,140
Furniture and fixtures	7-10	639	806
Computers and equipment under capital leases	3-7	640	582
Software	3-5	448	512
Other	3-10	651	582

		10,771	10,689
Less — accumulated depreciation and amortization		(7,435)	(7,187)

		$3,336	$3,502

      Depreciation expense, including amortization of assets under capital leases, was $1.5 million, $1.4 million and $1.4 million for the years ended June 30, 2005, 2004 and 2003, respectively. Accumulated amortization for assets held under capital leases was $629,000 and $561,000 at June 30, 2005 and 2004, respectively.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses
      Accrued expenses included the following accruals and other current liabilities:

	June 30,

	2005	2004

	(In thousands)
Employee wages, commissions and other compensation	$1,858	$2,175
Employee leave costs	2,134	1,673
Employee retirement costs	711	556
Professional fees	1,518	1,059
Income and withholding taxes	2,684	2,475
Restructuring costs	105	310
Warranty	120	254
Other	1,035	1,151

	$10,165	$9,653

10.	Restructuring Plans
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
      The following table presents the restructuring charges incurred and cash paid to settle the related obligations:

Employee
Severance
Costs

(In thousands)
Restructuring charge in fiscal 2004	$508
Cash payments	(303)

Balance at June 30, 2004	205
Cash payments	(205)

Balance at June 30, 2005	$—

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

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
April 2002 Plan
      In April 2002, the Company initiated a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete. As a result of the April 2002 plan, the Company recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of June 30, 2005 relate to long-term contractual obligations from facility commitments that will be paid over four years. The following table presents the balances of the accrued restructuring charges at each balance sheet date:

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total

	(In thousands)
Balance at June 30, 2003	$—	$596	$—	$596
Cash payments		(103)		(103)
Foreign exchange impact and other adjustments		53		53

Balance at June 30, 2004	$—	546	$—	546

Cash payments		(108)		(108)
Foreign exchange impact and other adjustments		9		9

Balance at June 30, 2005		$447		$447

11.	Credit Facilities
      In February 2005, the Company completed the renewal of its unsecured $5.0 million working capital credit facility with a domestic bank. The terms of the facility, which expires February 2, 2007, are substantially the same as those of the previous facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Loans against the facility bear interest at the bank’s prime rate. The facility includes certain restrictive covenants, all of which the Company was in compliance with as of June 30, 2005. These covenants include certain liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of June 30, 2005, the Company had employed $395,000 of the available borrowing base through outstanding foreign exchange contracts and letters of credit. These advances do not incur interest charges. As of June 30, 2005 and 2004, there were no loans advanced against the facility. As of June 30, 2005, the remaining available borrowing base was $4.6 million.
      Certain subsidiaries of the Company have established foreign exchange lines with two separate financial institutions for the purposes of establishing foreign exchange contracts. These credit facilities are unsecured. Advances against these facilities are guaranteed by the Company. There were no advances against these facilities as of June 30, 2005 and 2004.
      Certain subsidiaries of the Company have established other credit facilities, totaling $245,000 at June 30, 2005, with two separate financial institutions for general working capital requirements and foreign exchange

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 2.0% per annum. There were no advances against these facilities as of June 30, 2005 and 2004.

12.	Preferred Stock
      At June 30, 2005, there were no shares of preferred stock issued or outstanding.

13.	Common Stock
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
      At June 30, 2005, the Company had 1,078,224 shares of its common stock reserved for issuance under its stock option and stock purchase plans. Of these, 55,740 shares were added during fiscal 2005 pursuant to a provision in the Company’s 2000 Stock Option and Incentive Plan that automatically increases the number of shares available for grant by 20% of the total number of shares of common stock issued during each six-month period ending June 30 and December 31.

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
      On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,500,000 shares of common stock by officers, employees, consultants and directors of the Company. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share.
      No significant compensation cost has been recognized for employee stock-based compensation during the years ended June 30, 2005, 2004 and 2003.
      A summary of the status of the Company’s stock options as of June 30, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,634,157	$9.77	2,433,206	$9.33	1,618,975	$12.23
Granted	337,800	12.20	557,180	10.34	1,134,350	4.79
Exercised	(349,947)	7.72	(199,709)	4.83	(71,124)	0.95
Canceled	(134,743)	12.74	(156,520)	11.25	(248,995)	9.92

Outstanding at end of year	2,487,267	$10.22	2,634,157	$9.77	2,433,206	$9.33

Options exercisable at end of year	1,733,684		1,423,647		864,084
Weighted average fair value of options granted during the year	$7.08		$7.09		$2.79
Options available for future grant	1,078,224		1,205,683		1,538,108
      During the year ended June 30, 2005, options to purchase 106,158 shares of common stock were exercised upon the receipt by the Company of 51,827 shares of common stock held by the option holders for greater than six months and valued at $883,000 on the exercise date. A portion of the shares received by the Company covered employee withholding taxes.
      The following table summarizes information about stock options outstanding at June 30, 2005:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Shares	Exercise	Contractual	Shares	Exercise
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price

$0.36-$5.00	770,300	$4.38	2.0	634,850	$4.33
$5.01-$10.00	459,172	8.98	3.1	250,570	8.35
$10.01-$15.00	833,645	12.14	2.8	490,114	12.62
$15.01-$20.00	335,500	17.29	3.2	269,500	17.67
$20.01-$25.00	71,550	21.78	3.3	71,550	21.78
$25.01-$30.00	17,100	26.27	3.6	17,100	26.27

$0.36-$30.00	2,487,267	$10.22	2.7	1,733,684	$10.26

Employee Stock Purchase Plan
      On January 20, 2000, the Board of Directors approved the Moldflow Corporation Employee Stock Purchase Plan (the “ESPP”) with an authorization of up to 500,000 shares of common stock. Subsequent to the last issuance noted below, the ESPP was terminated by the Board of Directors. The ESPP was open to all eligible employees of the Company. Under the ESPP, each participating employee elected to have up to 10% of his or her base salary withheld and applied toward the purchase of shares within each six-month offering

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period. The purchase price per share was determined based on 85% of the lower of the fair market value of the stock on the first or the last day of each offering period.
      The following table displays the shares issued subsequent to the end of each offering period under the ESPP for the last three fiscal years:

	Shares	Share
End of Offering Period:	Issued	Price

December 2002	21,373	$6.38
June 2003	21,978	$6.19
December 2003	16,575	$7.51
June 2004	12,839	$9.21
December 2004	15,201	$9.09
June 2005	12,856	$11.02
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

16.	Net Income (Loss) per Common Share
      The following table presents the calculation of net income (loss) per common share:

	Year Ended June 30,

	2005	2004	2003

	(In thousands,
	except per share data)
Net income (loss)	$6,757	$2,628	$(118)

Weighted average shares used in computing net income (loss) per common share — basic	10,761	10,277	10,020
Effect of dilutive securities:
Stock options	864	562	—

Weighted average shares used in computing net income (loss) per common share — diluted	11,625	10,839	10,020

Net income (loss) per common share — basic	$0.63	$0.26	$(0.01)
Net income (loss) per common share — diluted	$0.58	$0.24	$(0.01)

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options to purchase 492,400 and 1,027,000 shares of common stock were outstanding for the years ended June 30, 2005 and 2004, respectively, but were not included in the calculation of diluted net income per common share because the option exercise prices were greater than the average market price of the Company’s common stock during those periods.
      Options to purchase 1,466,000 shares of common stock were outstanding for the year ended June 30, 2003, but were not included in the calculation of diluted net income (loss) per common share, as their inclusion would be antidilutive.

17.	Income Taxes
      Income before income taxes consisted of the following:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Domestic loss	$(1,048)	$(1,642)	$(3,026)
Foreign income	9,470	5,792	3,828

Income before income taxes	$8,422	$4,150	$802

      The provision for income taxes consisted of the following:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Current:
Federal	$—	$118	$(495)
State	10	156	113
Foreign	1,915	998	1,430

Total current	1,925	1,272	1,048

Deferred:
Federal	19	75	(71)
State	3	15	10
Foreign	(282)	160	(67)

Total deferred	(260)	250	(128)

	$1,665	$1,522	$920

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the actual provision is as follows:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Statutory federal rate of 34%	$2,863	$1,411	$273
State income taxes, net of federal benefit	10	156	81
Permanent differences	604	(9)	(31)
Change in valuation allowance	(434)	372	419
Foreign tax rate differential	(1,484)	(404)	248
Other	106	(4)	(70)

	$1,665	$1,522	$920

      The deferred tax assets and liabilities consist of the following:

	June 30,

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,252	$935
Foreign tax credit carryforwards	840	526
Accrued expenses not yet deductible for tax purposes	973	1,038
Other	112	65

Gross deferred tax assets	3,177	2,564
Deferred tax asset valuation allowance	(1,967)	(1,514)

Total deferred tax assets	1,210	1,050
Deferred tax liabilities	(786)	(884)

Net deferred tax asset	$424	$166

      At June 30, 2005, the Company had available net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $2.0 million and $3.4 million, respectively, which begin to expire at various dates through 2025. The Company also had foreign net operating loss carryforwards of $1.2 million, which have varying expiration dates. The Company has $678,000 of foreign tax credits available which begin to expire at various dates through 2015. Under generally accepted accounting principles, the benefit associated with future deductible differences and credits is recognized if it is more likely than not that the benefit will be realized. Management believes that, based on the Company’s historical results of operations, it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. Accordingly, the Company recorded valuation allowances of $2.0 million and $1.5 million as of June 30, 2005 and 2004, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets.
      In addition, because a portion of the valuation allowance as of June 30, 2005 was established to reserve against certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109 “Accounting for Income Taxes”, removal of the valuation allowance related to these assets would result in a credit to additional paid-in capital within stockholders’ equity rather than a reduction in the provision for income taxes. If the valuation allowance of $2.0 million as of June 30, 2005 were to be removed in its entirety, a $1.0 million non-cash reduction in income tax expense and a $1.0 million credit to additional paid-in capital would be recorded in the period of removal.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management believes that the net deferred tax asset represents its best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near term operating results and longer term projections, the amount of the valuation allowance recorded against the gross deferred tax assets may be decreased or increased.
      At June 30, 2005, the Company had not provided for U.S. deferred income tax or foreign withholding taxes on its undistributed earnings for non-US subsidiaries as management intends to reinvest these earnings. The cumulative amount of such undistributed earnings of foreign subsidiaries totaled approximately $21.0 million and $12.5 million at June 30, 2005 and 2004, respectively.
      In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.9 million (A$7.7 million) and the utilization of net operating loss carryforwards to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.4 million (A$7.1 million), which was subject to an average effective tax rate of 35% over that time period. The Company believes that the positions on its tax returns have merit and, accordingly, no liabilities have been recorded in its consolidated balance sheet related to these matters.

18.	Benefit Plans
401(k) Savings Plan
      The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S.-based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $365,000, $295,000 and $278,000 to the 401(k) Plan in the years ended June 30, 2005, 2004 and 2003, respectively.
Superannuation Plan
      Employees of the Company’s Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $304,000, $251,000 and $194,000 to the Superannuation Plan in the years ended June 30, 2005, 2004 and 2003, respectively.

19.	Contingencies, Commitments and Guarantor Arrangements
      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company and indemnities and guarantees to financial institutions related to sales of the Company’s equity securities and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2005.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days to two years from the date of shipment or any longer period that may be required by local law. The Company records a liability based upon its history of claims against the contractual warranty provisions. The following table presents changes to the warranty provision:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Beginning balance	$254	$42	$13
Additional accruals	69	72	31
Liabilities assumed in acquisition of AMSI	—	189	—
Settlements made and other adjustments	(203)	(49)	(2)

Ending balance	$120	$254	$42

Lease Commitments
      The Company leases certain of its office space, autos and equipment under noncancelable operating leases, which expire at various dates through 2012. At June 30, 2005 and 2004, the Company had no outstanding capital lease obligations. Future minimum operating lease commitments at June 30, 2005 are as follows:

Operating
Year Ending June 30,	Leases

(In thousands)
2005	$2,256
2006	1,951
2007	1,494
2008	1,262
2009	1,067
Thereafter	1,432

$9,462

      Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company’s April 2002 restructuring plan included a reduction in the use of this facility, resulting in a nonrecurring charge of $606,000 at that time. Excluding the remaining balance of this accrual, which is included in other long-term liabilities, future minimum operating lease commitments at June 30, 2005 would be $8.9 million.
      Total rent expense under these operating leases was $2.3 million, $2.2 million and $2.2 million, excluding lease termination costs associated with restructuring, for the years ended June 30, 2005, 2004 and 2003, respectively.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Commitments
      The Company has various contractual obligations for the purchase of goods or services that are enforceable and legally binding on the part of the Company. At June 30, 2005, future purchase commitments are as follows:

Purchase
Year Ending June 30,	Commitments

(In thousands)
2005	$1,439
2006	244

$1,683

20.	Segment and Geographic Information
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
      In the fourth quarter of fiscal 2004, the Company reorganized into two separate business units: the Design Analysis Solutions unit and the Manufacturing Solutions unit. These business units are considered reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Under this revised organizational structure, there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing, development and general and administrative costs. Costs and expenses of each reporting unit include direct costs associated with selling, supporting, developing and marketing the products and services sold by each reporting unit, as well as amortization of acquired intangible assets and restructuring charges. Further, prior to fiscal 2004, the Company did not separately track services revenue by product line. Accordingly, in the presentation below, management has estimated the amount of services revenue attributed to each business unit for fiscal 2003.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the Company’s reportable segments for fiscal 2005. Segment data for fiscal 2003 and 2004 is also presented on a basis consistent with the 2005 data and changed business unit structure. Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The accounting policies of the reporting units are the same as those described in Note 2 to these consolidated financial statements. The Company had no customers from which it derived more than 10% of the total revenue of either reporting unit for the fiscal years presented.

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Revenue:
Product revenue:
Design Analysis Solutions	$23,829	$17,461	$13,233
Manufacturing Solutions	14,398	8,602	4,026

Total product revenue	38,227	26,063	17,259

Services revenue:
Design Analysis Solutions	23,388	20,449	18,937
Manufacturing Solutions	2,803	2,161	429

Total services revenue	26,191	22,610	19,366

Total revenue:
Design Analysis Solutions	47,217	37,910	32,170
Manufacturing Solutions	17,201	10,763	4,455

Total revenue	$64,418	$48,673	$36,625

Costs and expenses:
Design Analysis Solutions	$21,057	$20,177	$17,686
Manufacturing Solutions	17,850	13,740	9,001
Unallocated	18,822	11,803	10,027

Total costs and operating expenses	$57,729	$45,720	$36,714

Segment income (loss) from operations:
Design Analysis Solutions	$26,160	$17,733	$14,484
Manufacturing Solutions	(649)	(2,977)	(4,546)
Unallocated	(18,822)	(11,803)	(10,027)

Total income (loss) from operations	$6,689	$2,953	$(89)

Geographic Information
      The Company licenses and sells its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia. The Company’s research and development centers are located in Australia,

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the United States, France and the United Kingdom. Geographic information regarding the Company’s operations is as follows:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(In thousands)
Revenue from unaffiliated customers:
Asia/ Australia:
Design Analysis Solutions products	$12,401	$9,340	$6,558
Manufacturing Solutions products	43	52	169
Design Analysis Solutions services	8,204	6,850	5,658
Manufacturing Solutions services	10	20	18

Total Asia/ Australia	20,658	16,262	12,403

Americas:
Design Analysis Solutions products	3,485	2,117	2,432
Manufacturing Solutions products	12,149	6,311	1,775
Design Analysis Solutions services	5,523	5,517	5,669
Manufacturing Solutions services	1,776	1,213	189

Total Americas	22,933	15,158	10,065

Europe:
Design Analysis Solutions products	7,943	6,004	4,243
Manufacturing Solutions products	2,206	2,239	2,082
Design Analysis Solutions services	9,661	8,082	7,610
Manufacturing Solutions services	1,017	928	222

Total Europe	20,827	17,253	14,157

Consolidated:
Design Analysis Solutions products	23,829	17,461	13,233
Manufacturing Solutions products	14,398	8,602	4,026
Design Analysis Solutions services	23,388	20,449	18,937
Manufacturing Solutions services	2,803	2,161	429

Total consolidated	$64,418	$48,673	$36,625

      Revenue from unaffiliated customers in Japan was $13.3 million (21% of total revenue), $10.7 million (22% of total revenue) and $8.5 million (23% of total revenue) in fiscal 2005, 2004 and 2003, respectively. Substantially all of the revenue in the Americas region is derived from the United States.

	June 30,

	2005	2004

	(In thousands)
Fixed assets, net:
Asia/ Australia	$1,881	$1,675
Americas	953	1,262
Europe	502	565

Total consolidated	$3,336	$3,502

      All of the net fixed assets included in the Americas are located in the United States.

MOLDFLOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Results of Operations (Unaudited)
      The following table sets forth the unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2005. During the fiscal year, the Company follows a schedule in which each interim quarterly period ends on the Saturday of the thirteenth week of the reporting period. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations for those periods and have been prepared on the same basis as the audited consolidated financial statements.

	Quarter Ended

	June 30,	Mar. 26,	Dec. 25,	Sep. 25,	June 30,	Mar. 27,	Dec. 27,	Sep. 27,
	2005	2005	2004	2004	2004	2004	2003	2003

	(In thousands)
Revenue:
Product	$11,251	$9,487	$9,562	$7,927	$9,022	$7,574	$5,113	$4,354
Services	7,031	6,410	6,695	6,055	6,219	5,716	5,518	5,157

Total revenue	18,282	15,897	16,257	13,982	15,241	13,290	10,631	9,511

Costs and expenses:
Cost of product revenue	3,062	2,088	1,875	1,841	2,182	1,778	605	638
Cost of services revenue	1,753	1,642	1,650	1,295	1,516	1,457	934	629
Research and development	2,148	2,160	2,040	1,645	1,648	1,695	1,535	1,593
Selling and marketing	6,277	5,650	5,611	4,695	6,087	5,038	4,698	4,186
General and administrative	3,562	2,869	3,066	2,510	2,329	2,188	2,117	1,914
Restructuring charges	—	—	—	—	—	508	—	—
Amortization of acquired intangible assets	65	73	73	79	98	126	110	111

Total costs and operating expenses	16,867	14,482	14,315	12,065	13,860	12,790	9,999	9,071

Income from operations	1,415	1,415	1,942	1,917	1,381	500	632	440
Interest income, net	528	405	384	346	333	321	290	268
Other income (loss), net	26	86	16	(58)	37	(18)	9	(43)

Income before income taxes	1,969	1,906	2,342	2,205	1,751	803	931	665
Provision for (benefit from) income taxes	611	(139)	733	460	644	294	336	248

Net income	$1,358	$2,045	$1,609	$1,745	$1,107	$509	$595	$417

Net income per common share:
Basic	$0.12	$0.19	$0.15	$0.16	$0.11	$0.05	$0.06	$0.04
Diluted	$0.12	$0.17	$0.14	$0.15	$0.10	$0.05	$0.06	$0.04

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Moldflow Corporation:
      We have completed an integrated audit of Moldflow Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Moldflow Corporation and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal Control Over Financial Reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Boston, Massachusetts
September 13, 2005

EXHIBIT INDEX

Exhibit
No.	Title

2.1	Agreement and Plan of Merger, dated February 11, 2000, by and among the Registrant, Moldflow Merger Corp. (a subsidiary of the Registrant), Advanced CAE Technology, Inc. d/b/a C-Mold (“C-Mold”) and certain stockholders of C-Mold. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

2.2	Agreement and Plan of Merger by and among Moldflow Corp., MF Merger Sub I, Inc., American MSI Corp., the Timothy and Deborah Triplett Family Trust, Timothy L. Triplett and Deborah A. Triplett, dated January 23, 2004. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)

3.2	Second Amended and Restated By-laws of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 19, 2002 and incorporated by reference thereto.)

3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)

4.1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)

10.1	Form of Incentive Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

10.4	Amended and Restated Employment Agreement dated as of July 8, 2005 between Christopher L. Gorgone and Moldflow Corporation, previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated herein by reference.**

10.5	Lease between Moldflow Corporation and 492 OCP, LLC dated as of January 28, 2005 previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated herein by reference

Exhibit
No.	Title

10.6	Loan Modification Agreement dated as of January 31, 2005 between Moldflow Corporation and Silicon Valley Bank previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated herein by reference.

10.7	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)

10.8	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.9	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.10	Moldflow Corporation Employee Stock Purchase Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.11	Moldflow Corporation 1997 Equity Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

10.12	Form of Director Indemnification Agreement to be entered into between the Registrant and each non-employee director. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)**

10.13	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)**

10.14	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.)

10.15	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated by reference thereto.)

10.16	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Timothy Triplett.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.17	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.18	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Ian M. Pendlebury.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.19	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Peter K. Kennedy.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.20	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

10.21	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)

Exhibit
No.	Title

21.1	Subsidiaries of the Registrant. (Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)

32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
      15(b) Exhibits
      Exhibits filed with this Annual Report are as set forth in the Exhibit Index, which immediately follows the Notes to the Consolidated Financial Statements.
      15(c) Other Financial Statements
      Not applicable.