Form 10-Q
period 2005-09-30
MOLDFLOW CORP
filed 2005-11-09
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      There were 11,179,053 shares of our common stock, par value $0.01, outstanding on November 7, 2005.

MOLDFLOW CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2005	2005

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,117	$48,910
Marketable securities	10,508	11,323
Accounts receivable, net	10,074	13,449
Inventories	1,519	1,381
Prepaid expenses	2,915	3,013
Other current assets	2,506	2,589

Total current assets	79,639	80,665
Fixed assets, net	3,467	3,336
Acquired intangible assets, net	1,470	1,555
Goodwill	18,621	18,622
Other assets	2,753	2,851

Total assets	$105,950	$107,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,373	$3,764
Accrued expenses	9,405	10,165
Deferred revenue	9,760	10,748

Total current liabilities	21,538	24,677
Deferred revenue	1,222	1,124
Other long-term liabilities	1,035	1,079

Total liabilities	23,795	26,880

Stockholders’ equity:
Common stock	111	109
Additional paid-in capital	71,474	69,626
Retained earnings	5,325	5,295
Accumulated other comprehensive income	5,245	5,119

Total stockholders’ equity	82,155	80,149

Total liabilities and stockholders’ equity	$105,950	$107,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands, except
	per share data)
	(Unaudited)
Revenue:
Product	$8,734	$7,927
Services	6,546	6,055

Total revenue	15,280	13,982

Costs and operating expenses:
Cost of product revenue	2,570	1,841
Cost of services revenue	1,613	1,295
Research and development	2,481	1,645
Selling and marketing	5,650	4,695
General and administrative	3,584	2,510
Amortization of acquired intangible assets	49	79

Total costs and operating expenses	15,947	12,065

Income (loss) from operations	(667)	1,917
Interest income, net	562	346
Other income (loss), net	(19)	(58)

Income (loss) before income taxes	(124)	2,205
Provision for (benefit from) income taxes	(154)	460

Net income	$30	$1,745

Net income per common share:
Basic	$—	$0.16
Diluted	$—	$0.15
Shares used in computing net income per common share:
Basic	11,003	10,628
Diluted	11,821	11,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$30	$1,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	304	322
Amortization of acquired intangible assets	85	115
Amortization of other intangible assets	173	153
Provisions for doubtful accounts	27	46
Share-based compensation	570	—
Change in deferred income taxes	(31)	—
Foreign exchange losses	6	58
Changes in operating assets and liabilities:
Accounts receivable	3,248	377
Inventories, prepaid expenses, and other current assets	4	46
Other assets	(22)	(79)
Accounts payable	(1,390)	(570)
Accrued expenses and other liabilities	(762)	117
Deferred revenue	(773)	(1,158)

Net cash provided by operating activities	1,469	1,172

Cash flows from investing activities:
Purchases of fixed assets	(456)	(527)
Capitalization of software development costs	(40)	(201)
Purchases of marketable securities	(3,835)	—
Sales and maturities of marketable securities	4,650	1,722

Net cash provided by investing activities	319	994

Cash flows from financing activities:
Proceeds from common stock	1,280	265

Net cash provided by financing activities	1,280	265

Effect of exchange rate changes on cash and cash equivalents	139	461

Net increase in cash and cash equivalents	3,207	2,892
Cash and cash equivalents, beginning of period	48,910	35,987

Cash and cash equivalents, end of period	$52,117	$38,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K. The June 30, 2005 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
      The Company’s fiscal year end is June 30. Starting in fiscal 2006, the Company follows a schedule in which each interim quarterly period ends on the last day of the last calendar month of the reporting period. Prior to fiscal 2006, each quarterly period ended on the Saturday of the thirteenth week of the reporting period. This change will not have a material impact on the comparability of reporting periods.

2.	Shared-based Compensation and Stock Plans
Shared-based Compensation
      Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table presents share-based compensation expenses included in the Company’s condensed consolidated statement of income:

Three Months
Ended
September 30,
2005

(In thousands)
Cost of product revenue	$15
Cost of services revenue	31
Research and development	76
Selling and marketing	134
General and administrative	314

Share-based compensation expense before tax	570
Income tax benefit	(31)

Net compensation expense	$539

      Prior to the first quarter of fiscal 2006, no significant compensation cost related to share-based awards to our employees was recognized.
      The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended September 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months
Ended
September 30,
2005

Dividend yield	0.0%
Expected volatility factor(1)	45.5%
Risk-free interest rate(2)	3.9%-4.1%
Expected term (in years)(3)	3.5

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option and historical short term trend of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The Company has elected to use the simplified method for estimating expected term for its stock options.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      No compensation cost has been recognized for employee share-based awards for the three months ended September 25, 2004. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

Three Months
Ended
September 25,
2004

(In thousands,
except per
share data)
Net income as reported	$1,745
Less:
Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(941)

Pro forma net income	$804

Net income per share:
Basic — as reported	$0.16
Basic — pro forma	$0.08
Diluted — as reported	$0.15
Diluted — pro forma	$0.07
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months
Ended
September 25,
2004

Dividend yield	0.0%
Volatility	84.1%
Risk-free interest rate	3.5%
Expected term (in years)	4.4
Stock Plans
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
      On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,500,000 shares of common stock by officers, employees, consultants and directors of the Company. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of September 30, 2005, there were 943,823 shares available for future grant.
      A summary of the Company’s stock option activity follows:

	Three Months Ended

	September 30, 2005		September 25, 2004

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,487,267	$10.22	2,634,157	$9.77
Granted	107,383	15.23	237,400	10.96
Exercised	(136,106)	8.36	(39,233)	3.73
Canceled	(41,982)	15.00	(5,808)	14.30

Outstanding at end of period	2,416,562	$10.47	2,826,516	$9.94

Options exercisable at end of period	1,861,055		1,757,327
Weighted average fair value of options granted		$9.90		$7.31
      The following table summarizes information about outstanding stock options as of September 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of		Contractual	Exercise		Average
Exercise Prices	Shares	Life	Price	Shares	Exercise Price

$ 0.36-$ 5.00	714,192	1.8 years	$4.39	714,192	$4.39
$ 5.01-$10.00	424,742	3.0 years	8.96	304,539	8.67
$10.01-$15.00	781,195	2.7 years	12.17	507,274	12.43
$15.01-$20.00	409,783	3.6 years	16.80	248,400	17.63
$20.01-$25.00	69,550	3.1 years	21.77	69,550	21.77
$25.01-$30.00	17,100	3.3 years	26.28	17,100	26.28

	2,416,562	2.6 years	$10.47	1,861,055	$9.90

      The aggregate intrinsic value of outstanding options as of September 30, 2005 was $13.4 million, of which $11.4 million related to exercisable options. The intrinsic value of options exercised during the period was $972,000. The intrinsic value of options vested during the period was $1.4 million.
      The total compensation cost not yet recognized related to non-vested awards is $2.0 million, which will be recognized over a weighted-average period of 1.6 years.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes restricted stock award activity under the 2000 Plan during the first quarter of fiscal year 2006:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

(In thousands)
Nonvested at June 30, 2005	—	$—
Granted	69	15.35
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2005	69	$15.35

      The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense related to restricted stock of $3,000 for the three months ended September 30, 2005. As of September 30, 2005, the total compensation cost not yet recognized related to non-vested restricted stock awards is $994,000, which is expected to be recognized over a weighted-average period of 3 years.

3.	Net Income Per Common Share
      The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands, except per share data)
Net income	$30	$1,745

Weighted average shares used in computing net income per common share — basic	11,003	10,628
Effect of dilutive securities:
Stock options and unvested restricted stock	818	734

Weighted average shares used in computing net income per common share — diluted	11,821	11,362

Net income per common share — basic	$—	$0.16
Net income per common share — diluted	$—	$0.15
      Options to purchase 496,000 shares of common stock were outstanding for the three months ended September 30, 2005 but were not included in the calculation of diluted net income per common share because the option exercise prices, including tax benefits and unamortized expenses relating there to, were greater than the average market price of the Company’s common stock during this period. Options to purchase 950,000 shares of common stock were outstanding for the three months ended September 25, 2004 but were not included in the calculation of diluted net income per common share because the option exercise prices were greater than the average market price of the Company’s common stock during this period.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

4.	Derivative Financial Instruments and Hedging Activities
      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.
      At September 30, 2005, currency options and collars designated as hedging instruments with notional amounts of $4.0 million, $6.8 million and $4.2 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities depending on their valuation. At September 30, 2005, instruments with fair values of $108,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $39,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next nine months. During the three months ended September 30, 2005, a net charge of $13,000 related to premiums paid for new instruments was recorded as a component of other income and expense.
      At September 25, 2004, currency options and collars designated as hedging instruments with notional amounts of $3.1 million, $4.3 million and $3.3 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities depending on their valuation. At September 25, 2004, instruments with fair values of $166,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $41,000 were included in accumulated other comprehensive income. During the three months ended September 25, 2004, a net charge of $16,000 was recorded as a component of other income and expense, comprised of $24,000 of premiums paid for new instruments, net of $8,000 of gains on the effective portion of options that were settled.

5.	Acquired Intangible Assets
      Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology, customer order backlog and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for these intangible assets. A portion of this amortization is included as a component of the Company’s cost of product revenue on the condensed consolidated statement of income. In addition, a portion of the acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date.
      The components of acquired intangible assets are as follows:

	September 30, 2005			June 30, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Acquired intangible assets:
Customer base	$987	$(421)	$566	$987	$(380)	$607
Developed technology	1,675	(905)	770	1,675	(870)	805
Customer order backlog	40	(40)	—	40	(40)	—
Non-compete agreements	1,411	(1,277)	134	1,411	(1,268)	143

Total	$4,113	$(2,643)	$1,470	$4,113	$(2,558)	$1,555

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Acquired intangible asset amortization for three months ended September 30, 2005 and September 25, 2004 was $85,000 and $115,000, respectively. The following table summarizes the expected remaining amortization of acquired intangible assets as of September 30, 2005:

Expected
Amortization
Fiscal Year	Expense

(In
thousands)
2006 (remainder)	$257
2007	314
2008	298
2009	246
2010	130
Thereafter	225

Total future amortization expense	$1,470

      Changes in the carrying value of goodwill since June 30, 2005 were due to foreign currency translation adjustments. At both September 30, 2005 and June 30, 2005, $5.9 million of goodwill was allocated to the Design Analysis Solutions business unit and $12.7 million of goodwill was allocated to the Manufacturing Solutions business unit.

6.	Inventories
      Inventories consisted of the following:

	September 30,	June 30,
	2005	2005

	(In thousands)
Raw materials	$1,222	$991
Finished goods	297	390

	$1,519	$1,381

7.	Software Development Costs
      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Development costs eligible for capitalization in the three months ended September 30, 2005 and September 25, 2004 were $40,000 and $201,000, respectively. All such costs have been included in other non-current assets in the Company’s condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      A summary of capitalized software development costs follows:

	September 30,	June 30,
	2005	2005

	(In thousands)
Gross carrying amount	$2,368	$2,328
Less — accumulated amortization	(1,222)	(1,077)

Net carrying amount	$1,146	$1,251

8.	Comprehensive Income
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
      The following table presents the calculation of comprehensive income:

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands)
Net income	$30	$1,745

Other comprehensive income:
Increase in fair value of marketable securities, net of related tax effect	11	11
Increase in value of financial instruments designated as hedges, net of related tax effect	39	35
Foreign currency translation adjustment	76	624

Other comprehensive income	126	670

Comprehensive income	$156	$2,415

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	Restructuring Plan
      In April 2002, the Company initiated a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. As a result of the April 2002 plan, the Company recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of September 30, 2005 relate to long-term contractual obligations from facility commitments that will be paid over four years. The following table presents activity against the restructuring liability during the three months ended September 30, 2005 and the remaining liability at the period end included in other long-term liabilities in the Company’s condensed consolidated balance sheet:

Lease
Termination
Costs

(In
thousands)
Balance at June 30, 2005	$447
Cash payments	(26)
Foreign exchange impact	(16)

Balance at September 30, 2005	$405

10.	Segment and Geographic Information
Segment Information
      The Company operates in one industry segment — computer software and hardware products for the plastics part and mold design and manufacturing industry. The Company is organized into two separate business units: the Design Analysis Solutions unit and the Manufacturing Solutions unit. These business units are considered reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Under this organizational structure, there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing, development and general and administrative costs. Costs and expenses of each reporting unit include direct costs associated with selling, supporting, developing and marketing the products and services sold by each reporting unit, as well as amortization of acquired intangible assets and restructuring charges.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the Company’s reportable segments for the indicated periods. Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The Company had no customers from which it derived more than 10% of the total revenue of either reporting unit for the fiscal periods presented.

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands)
Revenue:
Product revenue:
Design Analysis Solutions	$5,502	$5,218
Manufacturing Solutions	3,232	2,709

Total product revenue	8,734	7,927

Services revenue:
Design Analysis Solutions	5,824	5,413
Manufacturing Solutions	722	642

Total services revenue	6,546	6,055

Total revenue:
Design Analysis Solutions	11,326	10,631
Manufacturing Solutions	3,954	3,351

Total revenue	$15,280	$13,982

Costs and operating expenses:
Design Analysis Solutions	$5,678	$4,263
Manufacturing Solutions	4,902	3,774
Unallocated	5,367	4,028

Total costs and operating expenses	$15,947	$12,065

Segment income (loss) from operations:
Design Analysis Solutions	$5,648	$6,368
Manufacturing Solutions	(948)	(423)
Unallocated	(5,367)	(4,028)

Total income (loss) from operations	$(667)	$1,917

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

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(in thousands)
Revenue from unaffiliated customers:
Asia/ Australia:
Design Analysis Solutions products	$2,810	$2,732
Manufacturing Solutions products	128	—
Design Analysis Solutions services	2,105	1,891
Manufacturing Solutions services	11	2

Total Asia/ Australia	5,054	4,625

Americas:
Design Analysis Solutions products	952	864
Manufacturing Solutions products	2,738	2,428
Design Analysis Solutions services	1,339	1,349
Manufacturing Solutions services	506	402

Total Americas	5,535	5,043

Europe:
Design Analysis Solutions products	1,740	1,622
Manufacturing Solutions products	366	281
Design Analysis Solutions services	2,380	2,173
Manufacturing Solutions services	205	238

Total Europe	4,691	4,314

Consolidated:
Design Analysis Solutions products	5,502	5,218
Manufacturing Solutions products	3,232	2,709
Design Analysis Solutions services	5,824	5,413
Manufacturing Solutions services	722	642

Total consolidated	$15,280	$13,982

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Revenue from unaffiliated customers in Japan for the three months ended September 30, 2005 and September 25, 2004 was $3.2 million and $2.9 million, which represented 21% of total revenue for both periods. Substantially all of the revenue in the Americas region is derived from the United States.

	September 30,	June 30,
	2005	2005

	(In thousands)
Fixed assets, net:
Asia/ Australia	$1,988	$1,881
Americas	888	953
Europe	591	502

Total consolidated	$3,467	$3,336

      All of the net fixed assets included in the Americas are located in the United States.

11.	Contingencies, Commitments and Guarantor Arrangements
      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2005.
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

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands)
Balance at beginning of period	$120	$254
Additions	35	55
Settlements	—	(15)

Balance at end of period	$155	$294

12.	Recent Accounting Pronouncements
The American Jobs Creation Act
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In accordance with these provisions, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and is not yet in a position to decide whether, or to what extent, it may repatriate foreign earnings that have not yet been remitted to the U.S. and will make a final determination by the end of fiscal 2006. The amount of income tax the Company would incur should some level of earnings be repatriated cannot be reasonably estimated at this time.
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
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company’s 2006 fiscal year. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

13.	Subsequent Event
      On November 2, 2005, the Company announced a corporate restructuring plan. The plan includes the elimination of certain positions within the Company and termination of certain employees. The Company expects to record charges of up to $1.5 million in the second fiscal quarter of 2006 related to this plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy and the strategy for our two business units to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 21, we discuss our Results of Operations for the three months ended September 30, 2005 compared to the three months ended September 25, 2004. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”
Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this report include, but are not limited to, statements concerning growth opportunities for our business, taxes, working capital and capital expenditure requirements, inflation, international operations, shared-based compensation and restructuring plans. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information.
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
Business Overview
      Our goal is to be the world’s leading provider of software and hardware solutions for the optimization and control of plastics-focused manufacturing by offering customers a broad range of solutions to improve the way they design and produce parts and molds through powerful and robust technology-based products and services. Our focus is to help customers manufacture less expensive and more reliable plastic products by increasing the effectiveness of their designs and their manufacturing operations and improving efficiencies across the entire design-through-manufacture process.
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
      For manufacturers of plastic parts, our strategy is to offer a range of products which address the need for optimizing and controlling the set-up, temperature, flow, control and monitoring of the primary equipment and other process elements in the manufacturing process. Our solutions include applications which provide real-time performance management information that enables companies to manage their manufacturing operations throughout the production process. Because of our extensive knowledge of the material properties of plastics and the physics involved in the process of converting raw plastic to finished goods, we can assist companies to obtain higher production yields, reduced cycle times, improved process reliability and better part quality.
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
Manufacturing Solutions
      The Manufacturing Solutions business unit serves the plastics-focused discrete manufacturing sector. Our strategy is to provide powerful integrated solutions that enable our customers to optimize and control the set-up of an injection molding machine, monitor and control the injection molding process, control the temperature and flow of plastic into the mold and monitor and report on the process and production at both the machine and plant-wide level. These products enable customers to improve the reliability of their production process, improve their production yield and efficiency and reduce their costs of production by reducing material usage and cycle times.
      Our Manufacturing Solutions are made up of two product types: real-time production management systems and process optimization and control products, both of which are included under the broad market category of Collaborative Production Management (“CPM”) products. CPM solutions provide manufacturers with the means to plan, control and run their manufacturing operations on an on-going basis. Our technologies deliver a complete collaborative manufacturing management (“CMM”) system that automates many segments of the typical plastics injection molding facility. These include managing production requirements that are initiated through a customer’s ERP system, setting up and optimizing injection molding processes, and accurately controlling the molten material before it becomes a part. Our Manufacturing Solutions products deliver value during the manufacturing segment of a product’s lifecycle. Our primary real-time production management systems include Shotcope, a quality analysis system designed specifically to prevent defective plastic parts from entering the supply chain, and Celltrack, a production monitoring system that enables real-time scheduling, monitoring and reporting of data from the factory floor. Our primary process optimization and control product is our Altanium hot runner process controller which assures that plastic materials are kept in optimal molten state until injected in the part cavity in order to achieve higher yields, better part quality and reduced cycle time. In addition, our Moldflow Plastics Xpert (“MPX”) product is integrated with injection molding machines to optimize their operation and to monitor and control the manufacturing process.
      We sell our products and services internationally through our direct sales operations in 15 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products.
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
      The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; asset valuation allowances; acquisition accounting; impairment of acquired intangible assets; goodwill and other long-lived assets; income tax accounting; restructuring charges; hedge accounting; capitalization of software development costs and stock option accounting.

      Effective July 1, 2005, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of the equity instrument. In accordance with SFAS No. 123(R), we recorded $539,000 of share-based compensation, net of related tax effects, in the first quarter of fiscal 2006. Prior to fiscal 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Thus, prior to the first quarter of fiscal 2006, we did not record any significant compensation cost related to share-based awards. Periods prior to our first quarter of fiscal 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings is and will continue to be significant and is further described in Note 2 to the notes to the unaudited condensed consolidated financial statements.
      For a more detailed explanation of the judgments included in our critical accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Overview of Results of Operations for the Three Months Ended September 30, 2005
     Financial highlights included:

•	growth in total revenues to $15.3 million in the first quarter of 2006 from $14.0 million in the first quarter of 2005,

•	growth in Design Analysis Solutions revenue to $11.3 million in the first quarter of 2006 from $10.6 million in the first quarter of 2005,

•	growth in Manufacturing Solutions revenue to $4.0 million in the first quarter of 2006 from $3.4 million in the first quarter of 2005,

•	net income of $30,000 in the first quarter of 2006, which included the effect of $539,000 in net cost recorded during the quarter to reflect share-based compensation expense, and

•	cash generated from operations of $1.5 million in the quarter, compared to $1.2 million in the same quarter of the previous year.
     Summary of operating performance:

	Three Months		Three Months
	Ended	As a %	Ended	As a %
	September 30,	of	September 25,	of
	2005	Revenue	2004	Revenue

	(In thousands, except for percentage data)
Revenue	$15,280	100%	$13,982	100%
Cost of revenue	4,183	27	3,136	22
Operating expenses	11,764	77	8,929	64

Income (loss) from operations	$(667)	(4)%	$1,917	14%

      Our total revenue was 9% higher in the three months ended September 30, 2005 than in the three months ended September 25, 2004, a result of growth in both business units. The growth in the Design Analysis Solutions business unit revenue was primarily attributable to increased service revenue derived from maintenance and support contracts in both our European and Asian markets, a result of growth in our installed customer base arising from software license sales made during the reporting period and during the prior fiscal year. The increase in Manufacturing Solutions business unit revenue was driven by continued penetration of our Altanium hot runner process controller in both the domestic and European markets. Changes in currency exchange rates relative to those of the same quarter of the previous year did not have a significant impact on our revenue or overall results from operations.
      Our cost of revenue increased $1.0 million in the three months ended September 30, 2005 as compared to the same period of the prior year. This was primarily a result of increased direct materials cost driven by increased sales of our Manufacturing Solutions products and personnel added to broaden our distribution capabilities in that business unit.
      Our operating expenses increased $2.8 million in the three months ended September 30, 2005. We recorded $570,000 of share-based compensation expense as a result of our adoption of SFAS 123(R). These expenses were not required to be included in our operating expenses prior to July 1, 2005 and, thus, there is no corresponding expense in the prior fiscal year. Additionally, we incurred higher variable costs based on current sales performance, increased expenses related to Sarbanes-Oxley compliance efforts and increased compensation costs, primarily resulting from increased personnel.
      In the three months ended September 30, 2005, we generated $1.5 million of cash from our operating activities as compared to $1.2 million in the three months ended September 25, 2004. We finished the quarter with $62.6 million of cash and marketable securities, compared to $60.2 million of cash and marketable securities as of June 30, 2005. We have no long-term debt.
      On November 2, 2005, we announced a corporate restructuring plan. The plan includes the elimination of certain positions within the Company and termination of certain employees. We expect to record charges of up to $1.5 million in the second quarter of fiscal 2006 related to this plan.
Results of Operations
      The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

	Three Months Ended

	September 30,	September 25,
	2005	2004

Revenue:
Product	57%	57%
Services	43	43

Total revenue	100%	100%

Costs and operating expenses:
Cost of product revenue	17%	13%
Cost of services revenue	11	9
Research and development	16	12
Selling and marketing	37	33
General and administrative	23	18
Amortization of acquired intangible assets	—	1

Total costs and operating expenses	104	86

Income (loss) from operations	(4)	14
Interest income, net	3	2
Other income (loss), net	—	—

Income (loss) before income taxes	(1)	16
Provision for (benefit from) income taxes	(1)	3

Net income	—%	13%

     Revenue
      We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative manufacturing management systems and hot runner process controllers, and

•	services fees derived from maintenance and support related to our products, consulting, implementation, training and material testing.
      The following table sets forth our total revenue for the three-month periods indicated:

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands)
Revenue:
Product	$8,734	$7,927
Services	6,546	6,055

Total	$15,280	$13,982

      The following table sets forth our total revenue by geographic region for the three-month periods indicated:

	Three Months Ended

	September 30,	September 25,
	2005	2004

	(In thousands, except for
	percentage data)
Revenue:
Asia/Australia	$5,054	$4,625
Americas	5,535	5,043
Europe	4,691	4,314

Total	$15,280	$13,982

Percentage of total revenue:
Asia/Australia	33%	33%
Americas	36	36
Europe	31	31

Total	100%	100%

     Product Revenue
      The following table sets forth our product revenue by product group and geography for the three-month periods indicated:

		Increase
		Compared
	Three Months	to Prior		Three Months
	Ended	Year		Ended
	September 30,			September 25,
	2005	$	%	2004

	(In thousands, except for percentage data)
Asia/Australia product revenue:
Design Analysis Solutions	$2,810	$78	3%	$2,732
Manufacturing Solutions	128	128	—	—

Total	2,938	206	8	2,732

Americas product revenue:
Design Analysis Solutions	952	88	10	864
Manufacturing Solutions	2,738	310	13	2,428

Total	3,690	398	12	3,292

Europe product revenue:
Design Analysis Solutions	1,740	118	7	1,622
Manufacturing Solutions	366	85	31	281

Total	2,106	203	11	1,903

Total product revenue:
Design Analysis Solutions	5,502	284	5	5,218
Manufacturing Solutions	3,232	523	19	2,709

Total	$8,734	$807	10%	$7,927

Percentage of total product revenue:
Design Analysis Solutions	63%			66%
Manufacturing Solutions	37			34

Total	100%			100%

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
      In the three months ended September 30, 2005, our product revenue increased by $807,000, or 10%, to $8.7 million, from $7.9 million in the three months ended September 25, 2004. This change was primarily due to increased sales of our Manufacturing Solutions products in the Americas region, a result of improving economic conditions and increasing penetration of our Altanium product. In addition during fiscal 2005, we hired sales and support staff for our Manufacturing Solutions business in Asia, which has resulted in increased sales of these products in that region. The increase in product revenue was also due to the continued effect of recent Design Analysis Solutions product introductions that have been sold in all regions.

      We added approximately 84 new customers in the first quarter of fiscal 2006, compared to approximately 90 new customers in the same period of fiscal 2005. Sales to new customers represented 30% of total product revenue in the three months ended September 30, 2005, compared to 32% of total product revenue in the three months ended September 25, 2004. We believe that the lower percentage of revenue from new customers is a result of the introduction of new product modules in our Design Analysis Solutions business that are typically sold to existing customers and our strategy of pursuing larger follow-on transactions for our Manufacturing Solutions business.
     Services Revenue
      We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees, material testing services and repairs.
      Services revenue accounted for approximately 43% of our total revenue in each of the three month periods ended September 30, 2005 and September 25, 2004. Revenues derived from services increased by 8% in the first quarter of fiscal 2006, compared to the first fiscal quarter of 2005. This increase was primarily from the sale of maintenance contracts, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in the prior fiscal year. In the three months ended September 30, 2005, services revenue from the Design Analysis Solutions business unit was $5.8 million and services revenue from the Manufacturing Solutions business unit was $721,000. This compared to services revenue from Design Analysis Solutions business unit of $5.4 million and services revenue from the Manufacturing Solutions business unit of $642,000 in the three months ended September 25, 2004.
     Cost of Revenue

		Increase
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	September 30,			September 25,
	2005	$	%	2004

	(In thousands, except for percentage data)
Cost of revenue:
Product	$2,570	$729	40%	$1,841
Services	1,613	318	25	1,295

	$4,183	$1,047	33%	$3,136

As a percentage of total revenue	27%			22%
     Cost of Product Revenue
      Cost of product revenue consists primarily of the costs associated with hardware components for our Manufacturing Solutions products, compact discs and related packaging material, duplication and shipping costs and the compensation of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to acquired intangible assets.
      Our cost of product revenue was $2.6 million in the three months ended September 30, 2005, compared to $1.8 million in the three months ended September 25, 2004, an increase of $729,000. This increase included: $270,000 of increased direct material costs, a result of growth in sales of our Manufacturing Solutions products which have a higher cost of material than our Design Analysis Solutions products and $257,000 of increased personnel costs and overhead costs, a result of expansion of our distribution capabilities to support the growth of the Manufacturing Solutions business in all regions. Additionally, $15,000 of share-based compensation expense was included in the three months ended September 30, 2005 as a result of our adoption of SFAS 123(R).
     Cost of Services Revenue
      Cost of services revenue is expensed when incurred and consists primarily of compensation and facility-related costs of our maintenance and support, consulting and training activities and of our material testing laboratories. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.
      Our cost of services revenue was $1.6 million in the three months ended September 30, 2005, compared to $1.3 million in the three months ended September 25, 2004, an increase of $318,000. The increase included: $103,000 of increased compensation expenses, a result of additional personnel and annual salary adjustments; $93,000 of increased costs associated with hot runner process controller repair services; and $31,000 of share-based compensation expense, a result or our adoption of SFAS 123(R).

Research and Development

		Increase
	Three	Compared to		Three
	Months	Prior Fiscal		Months
	Ended	Year		Ended
	September 30,			September 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Research and development	$2,481	$836	51%	$1,645
As a percentage of total revenue	16%			12%
      We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $40,000 and $201,000, were capitalized in the three months ended September 30, 2005 and September 25, 2004, respectively. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.
      Net of amounts incurred and capitalized for software development described above, our research and development expenses were $2.5 million in the three months ended September 30, 2005 and $1.6 million in the three months ended September 25, 2004, an increase of $836,000. The increase included: $314,000 of costs related to the redeployment of our product line management staff to research and development from our marketing group in the first quarter of fiscal 2006; $181,000 of increased compensation expense, a result of additional personnel and annual salary increases; and $76,000 of share-based compensation expense, a result or our adoption of SFAS 123(R).

Selling and Marketing

		Increase
	Three	Compared to		Three
	Months	Prior Fiscal		Months
	Ended	Year		Ended
	September 30,			September 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Selling and marketing	$5,650	$955	20%	$4,695
As a percentage of total revenue	37%			33%

      We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of salaries and other compensation, commissions paid to our sales staff and third-party manufacturers’ representatives, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials, and public relations programs.
      Our selling and marketing expenses were $5.7 million in the three months ended September 30, 2005, compared to $4.7 million in the three months ended September 25, 2004, an increase of $955,000. The increase included: $479,000 of higher employee compensation costs, a result of additional sales personnel and increased commissions; $213,000 of increased travel and entertainment expenses, a result of the additional personnel and sales volume; $134,000 of share-based compensation expense, a result or our adoption of SFAS 123(R); $128,000 of increased facility charges; and an $81,000 increase in sales commissions to third-party manufacturers’ representatives. These items were partially offset by our first-quarter 2006 redeployment of our product line management staff to research and development from our marketing group, which reduced costs by $314,000.

General and Administrative

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	September 30,			September 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
General and administrative	$3,584	$1,074	43%	$2,510
As a percentage of total revenue	23%			18%
      General and administrative expenses include compensation, legal, audit, tax consulting, regulatory compliance, insurance and other costs of our executive management, finance, information technology, human resources and administrative support activities.
      Our general and administrative expenses were $3.6 million in the three months ended September 30, 2005, compared to $2.5 million in the three months ended September 25, 2004. The increase included: $314,000 of share-based compensation expense, a result or our adoption of SFAS 123(R); $311,000 of increased financial statement and Sarbanes-Oxley audit costs; $282,000 of increased compensation expenses, a result of additional personnel and annual salary increases; $196,000 of increased consulting and outside service provider fees associated with the development of management’s assessment of our internal control environment; and a $110,000 increase in legal costs. These items were partially offset by a $113,000 reduction in professional fees for tax consulting and compliance fees.

Amortization of Acquired Intangible Assets

		Decrease
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	September 30,			September 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$49	$(30)	(38)%	$79
As a percentage of total revenue	—%			1%
      These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include customer base, developed technology, customer order backlog and non-compete agreements, which are amortized over their economic lives, ranging from six months to seven years.
      Amortization of acquired intangible assets was $49,000 in the three months ended September 30, 2005, compared to $79,000 in the three months ended September 25, 2004. The reduction in amortization expense reflects the completion of amortization of certain intangible assets that reached the end of their estimated useful life.

Interest Income
      Interest income includes interest income earned on invested cash balances. Our interest income was $562,000 in the three months ended September 30, 2005, which was $216,000 higher than that of the same period of the prior fiscal year. The increase was primarily a result of our overall increase in cash and cash equivalents.

Other Income (Loss), Net
      Other income (loss), net includes realized and unrealized gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.
      Our other losses of $19,000 in the three months ended September 30, 2005 were not significantly changed from the previous fiscal year.
     Provision for Income Taxes
      Our estimated annual effective income tax rate for fiscal 2006 is 22%, compared to 20% in fiscal 2005. This estimated annual rate does not take into account any discrete items, other than that described below, and is subject to change based on a number of factors set forth below. In the first fiscal quarter of 2006, our actual income tax rate was a benefit of 124% on a pre-tax loss of $124,000. The difference between the U.S. federal statutory income tax rate of 34% and the actual income tax benefit of 124% in the first fiscal quarter of 2006 was due principally to a one-time benefit of $126,000, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties. We currently estimate that our income tax rate in each of the remaining quarters of fiscal 2006 will be approximately 23%, and that this will result in the estimated effective income tax rate of approximately 22% for the full fiscal year.
      In the first fiscal quarter of 2005 our actual income tax rate was 21% on pre-tax income of $2.2 million. The difference between the U.S. federal statutory income tax rate of 34% and the effective tax rate of 21% in the first fiscal quarter of 2005 was due principally to a $230,000 one-time benefit, which resulted from the reduction of a valuation allowance recorded against deferred tax assets of one of our subsidiaries.
      Our future effective tax rate for 2006 may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory tax rate, as well as the timing and extent of the realization of deferred tax assets, changes in tax law and potential acquisitions. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlement of tax audits and assessments, acquisitions of other companies, changes in generally accepted accounting principles or other events. In connection with the American Jobs Creation Act of 2004 enacted in October 2004, we may be able to repatriate certain of our foreign cash holdings in fiscal 2006 at a reduced rate of tax under the dividend reinvestment provisions of the Act. If we elect to do so, we will be required to record a provision for U.S. income tax purposes in our consolidated financial statements at the time our management and directors approve and commit to a reinvestment plan.
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.9 million (A$7.7 million) and our utilization of net operating losses to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.4 million (A$7.1 million), which was subject to an average effective tax rate of 35% over that time period. We believe the positions on our tax returns have merit and will be sustained. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to these matters.

      We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss carryforwards in certain jurisdictions including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At September 30, 2005, we had total net deferred tax assets of $422,000, net of a tax asset valuation allowance of $2.0 million and deferred tax liabilities of $786,000. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.
Liquidity and Capital Resources

	Three Months	Three Months
	Ended	Ended
	September 30,	September 25,
	2005	2004

	(In thousands)
Net cash provided by operating activities	$1,469	$1,172
Net cash provided by investing activities	319	994
Net cash provided by financing activities	1,280	265
Effect of exchange rate changes on cash and cash equivalents	139	461

Net increase in cash and cash equivalents	3,207	2,892
Cash and cash equivalents, beginning of period	48,910	35,987

Cash and cash equivalents, end of period	$52,117	$38,879

Marketable securities, end of period	$10,508	$13,943

Cash, cash equivalents and marketable securities, end of period	$62,625	$52,822

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of September 30, 2005, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $52.1 million, our marketable securities balance of $10.5 million and our credit facilities. In February 2005, we renewed our primary $5.0 million unsecured working capital credit facility. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at September 30, 2005. These covenants include liquidity and profitability measures and restrictions that limit the ability of Moldflow to merge, acquire or sell assets without prior approval from the bank. At September 30, 2005, we had employed $810,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.2 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of September 30, 2005, we had no outstanding debt.
      At September 30, 2005, our marketable securities consisted of corporate bonds and U.S. government securities with maturity dates greater than three months from our date of purchase. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2005, we were in compliance with this internal policy.
      Operating activities generated $1.5 million of cash in the three months ended September 30, 2005 and $1.2 million of cash in the three months ended September 25, 2004. In both periods, this was primarily a result of our net income adjusted for certain non-cash charges and expenses, such as depreciation, amortization and non-cash share-based compensation charges, collections of account receivable balances and reductions in inventories, prepaid expenses and other current assets. These increases were partially offset by cash used to reduce accounts payable and to increase other non-current assets. In addition, in both periods, we experienced our seasonal decrease in deferred revenue, a function of the timing of the renewal of our Japanese and European customers’ maintenance contracts, which, in turn, reduces our cash generated from operations. Lastly, in the three months ended September 30, 2005, cash was also used to reduce accrued expenses; however, in the three months ended September 25, 2004, increases in accrued expense balances contributed to the overall cash generated from operations.
      Investing activities provided $319,000 of cash in the first quarter of fiscal 2006 and $1.0 million in the same period of the previous year. In the first quarter of fiscal 2006, maturities and sales of our marketable securities, net of purchases generated $815,000 of cash, offsetting $456,000 of fixed asset purchases and $40,000 of software development costs. In the first quarter of fiscal 2005, maturities and sales of our marketable securities generated $1.7 million of cash, offsetting $527,000 of fixed asset purchases and $201,000 of capitalized software development costs.
      Net cash of $1.3 million and $265,000 was provided by financing activities in the first quarter of fiscal 2006 and 2005, respectively. In both periods, cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan (“ESPP”). Subsequent to the last issuance in July 2005, the ESPP was terminated by our Board of Directors.
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
Recent Accounting Pronouncements

The American Jobs Creation Act
      In October 2004, the American Jobs Creation Act of 2004 was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In accordance with these positions, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return.
      The AJCA also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We are currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, it may repatriate foreign earnings that have not yet been remitted to the U.S. and will make a final determination by the end of fiscal 2006. The amount of income tax we would incur should we repatriate some level of earnings cannot be reasonably estimated at this time.
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
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for our 2006 fiscal year. The adoption of this Statement did not have a material impact on our financial position or results of operations.
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

Our business model is changing as we further develop and exploit our Manufacturing Solutions products, and our fiscal 2004 reorganization of our sales, marketing and support staff along business unit lines may result in disruption in our sales.
      The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this product family. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. In fiscal 2004, we reorganized our business into two strategically focused business units, one focused on Design Analysis Solutions products and one on Manufacturing Solutions products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping our new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because the Manufacturing Solutions products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Further, our acquisition of AMSI in January 2004 may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology into our product platform. Our Manufacturing Solutions business unit is managed by the former chief executive officer and sole stockholder of AMSI and our ability to successfully integrate and further develop the AMSI business will be dependent on our ability to retain this employee.

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
      We now distribute a substantial portion of our Manufacturing Solutions products through a network of independent, regional channel partners. In addition, we are adding more channel partners and entering into OEM agreements in geographically dispersed locations in order to sell our products to new customers. The channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we are highly dependent on the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or to promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and to support a larger installed base of our products. If the channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

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
      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first and to a lesser extent our third fiscal quarter, in many of the markets in which we sell our products,

•	changes in the mix of products and services we provide because sales of our Manufacturing Solutions products and our services will result in lower gross margins and may result in a longer selling cycle, which will result in a higher percentage of sales coming from our Manufacturing Solutions products as compared to our Design Analysis Solutions products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	our increased use of third parties such as distributors, OEM partners and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations and certain on-going tax audits or investigations by various local tax authorities that may lead to the loss of certain planned-for tax benefits, or increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	the impact of expensing stock-based compensation,

•	currency and exchange rate fluctuations,

•	timing and integration of acquisitions,

•	costs of compliance with the Sarbanes-Oxley Act of 2002, and

•	restructuring charges.
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
      We may engage in acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms, or at all. If we merge with or acquire another company, we will only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We will have to devote a significant amount of time, management and financial resources to do so. Even with this investment of management and financial resources, the acquisition of another business or strategic relationship may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.
      The carrying value of goodwill and intangible assets recorded in connection with companies acquired into our Design Analysis Solutions and Manufacturing Solutions business units was approximately $5.9 million and $14.2 million, respectively, as of the end of the first quarter of fiscal 2006. If we determine that any of the goodwill or other intangible assets associated with our acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and results of operations could be materially and adversely affected.

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

Our net income and earnings per share have been significantly reduced as a result of the requirement that we record compensation expense for shares issued under our stock plans.
      In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Beginning in fiscal 2006, Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Shared-Based Payment,” requires us to account for share-based compensation granted under our stock plans using a fair value-based model on the grant date and to record such grants as stock-based compensation expense. As a result, our net income and our earnings per share have been and will continue to be significantly reduced and may reflect a loss in future periods. We currently calculate share-based compensation expense using the Black-Scholes option-pricing model. A fair value-based model, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option.

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
      The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility since we have been a public company. Many factors may cause the market price for our common stock to decline, including:

•	revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter,

•	downward revisions in securities analysts’ estimates or changes in general market conditions,

•	changes in our senior management personnel,

•	sale of shares of our common stock by insiders or affiliated persons,

•	technological innovations by competitors or in competing technologies,

•	a decrease in the demand for our common stock,

•	investor perception of our industry or our prospects, and

•	general technology or economic trends.
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
      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. At September 30, 2005, we had $17.5 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.
      Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At September 30, 2005, the fair value and principal amounts of our marketable securities portfolio amounted to $10.5 million, with a yield to maturity of 3.5%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Our interest income will continue to fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.
      In addition, our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries.

Item 4.	Controls and Procedures
      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of September 30, 2005, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
No.		Title

10	.1*	Amended and Restated Employment Agreement dated, July 8, 2005 between the Registrant and Christopher L. Gorgone. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated herein by reference thereto.)
10	.2*	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Kenneth R. Welch. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated by reference thereto.)
10	.3*	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Timothy Triplett. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10	.4*	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and A. Roland Thomas. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10	.5*	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Ian M. Pendlebury. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10	.6*	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Peter K. Kennedy. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10	.7*	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Lori M. Henderson. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10	.8*	Cash Bonus Plan, previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference.
10	.9*	Form of Restricted Stock Award Agreement for Executive Officers, except with respect to Ian Pendlebury and Peter Kennedy, in which case paragraph 8 has been deleted, previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated herein by reference.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1		Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)

32.2		Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

*	Management contract or compensatory plan or arrangement.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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
and Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2005