Form 10-Q
period 2005-12-31
MOLDFLOW CORP
filed 2006-02-09
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-30027
Moldflow Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3406763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
492 OLD CONNECTICUT PATH, SUITE 401 FRAMINGHAM, MA 01701
(Address of principal executive offices) (Zip Code)
508-358-5848
(Registrant’s telephone number, including area code)
[None]
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐ Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2006

Common Stock, $0.01 par value per share	11,197,625 shares

MOLDFLOW CORPORATION
FORM 10-Q
For the Quarter Ended December 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2005	2005

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,219	$48,910
Marketable securities	8,212	11,323
Accounts receivable, net	11,805	13,449
Inventories	1,692	1,381
Prepaid expenses	4,040	3,013
Other current assets	2,843	2,589

Total current assets	79,811	80,665
Fixed assets, net	3,368	3,336
Acquired intangible assets, net	1,385	1,555
Goodwill	18,612	18,622
Other assets	2,933	2,851

Total assets	$106,109	$107,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,753	$3,764
Accrued expenses	11,588	10,165
Deferred revenue	8,406	10,748

Total current liabilities	21,747	24,677
Deferred revenue	1,182	1,124
Other long-term liabilities	1,009	1,079

Total liabilities	23,938	26,880

Stockholders’ equity:
Common stock	111	109
Additional paid-in capital	72,174	69,626
Retained earnings	5,216	5,295
Accumulated other comprehensive income	4,670	5,119

Total stockholders’ equity	82,171	80,149

Total liabilities and stockholders’ equity	$106,109	$107,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$10,082	$9,562	$18,816	$17,489
Services	6,812	6,695	13,358	12,750

Total revenue	16,894	16,257	32,174	30,239

Costs and operating expenses:
Cost of product revenue	2,442	1,875	5,012	3,716
Cost of services revenue	1,705	1,650	3,318	2,946
Research and development	2,195	2,040	4,676	3,685
Selling and marketing	5,867	5,611	11,517	10,306
General and administrative	3,494	3,066	7,078	5,576
Restructuring charges	1,387	—	1,387	—
Amortization of acquired intangible assets	49	73	98	151

Total costs and operating expenses	17,139	14,315	33,086	26,380

Income (loss) from operations	(245)	1,942	(912)	3,859
Interest income, net	631	384	1,193	730
Other income (loss), net	53	16	34	(42)

Income before income taxes	439	2,342	315	4,547
Provision for income taxes	548	733	394	1,193

Net income (loss)	$(109)	$1,609	$(79)	$3,354

Net income (loss) per common share:
Basic	$(0.01)	$0.15	$(0.01)	$0.31
Diluted	$(0.01)	$0.14	$(0.01)	$0.29
Shares used in computing net income (loss) per common share:
Basic	11,085	10,674	11,044	10,651
Diluted	11,085	11,545	11,044	11,453
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended

	December 31,	December 25,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(79)	$3,354
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of fixed assets	605	668
Amortization of acquired intangible assets	170	223
Amortization of other intangible assets	344	305
Provisions for doubtful accounts	34	59
Share-based compensation	1,192	—
Change in deferred income taxes due to share-based compensation	(74)	—
Foreign exchange (gains) losses	(50)	31
Changes in operating assets and liabilities:
Accounts receivable	1,404	(2,633)
Inventories, prepaid expenses, and other current assets	(1,636)	158
Other assets	13	(44)
Accounts payable	(1,997)	(542)
Accrued expenses and other liabilities	1,522	1,171
Deferred revenue	(1,984)	(2,296)

Net cash provided (used) by operating activities	(536)	454

Cash flows from investing activities:
Purchases of fixed assets	(756)	(872)
Capitalization of software development costs	(410)	(201)
Purchases of marketable securities	(7,225)	(3,955)
Sales and maturities of marketable securities	10,336	5,914

Net cash provided by investing activities	1,945	886

Cash flows from financing activities:
Proceeds from issuance of common stock	1,357	504

Net cash provided by financing activities	1,357	504

Effect of exchange rate changes on cash and cash equivalents	(457)	1,412

Net increase in cash and cash equivalents	2,309	3,256
Cash and cash equivalents, beginning of period	48,910	35,987

Cash and cash equivalents, end of period	$51,219	$39,243

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
      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K. The June 30, 2005 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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

2.	Stock Plans and Share-Based Employee Compensation
      Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to July 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to the first quarter of fiscal 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table presents share-based compensation expenses included in the Company’s condensed consolidated statement of operations:

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2005	2005

	(In thousands)	(In thousands)
Cost of product revenue	$19	$34
Cost of services revenue	26	57
Research and development	96	173
Selling and marketing	141	274
General and administrative	340	654

Share-based compensation expense before tax	622	1,192
Income tax benefit	(43)	(74)

Net compensation expense	$579	$1,118

      Prior to fiscal 2006, no significant compensation cost related to share-based awards to employees was recognized in the Company’s condensed consolidated statement of operations.
      The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six months ended December 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005

Dividend yield	0.0%	0.0%
Expected volatility factor(1)	43.33%-49.16%	43.33%-49.16%
Risk-free interest rate(2)	4.08%-4.34%	3.92%-4.34%
Expected term (in years)(3)	3.5-5.75	3.5-5.75

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option and historical short term trend of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The Company has elected to use the simplified method for estimating the expected term for its stock options, which qualify as “plain-vanilla” options.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      No compensation cost has been recognized for employee share-based awards for the three and six months ended December 25, 2004. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

	Three Months	Six Months
	Ended	Ended
	December 25,	December 25,
	2004	2004

	(In thousands,	(In thousands,
	except per	except per
	share data)	share data)
Net income as reported	$1,609	$3,354
Less:
Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(833)	(1,774)

Pro forma net income	$776	$1,580

Net income per share:
Basic — as reported	$0.15	$0.31
Basic — pro forma	$0.07	$0.15
Diluted — as reported	$0.14	$0.29
Diluted — pro forma	$0.07	$0.14
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	December 25, 2004	December 25, 2004

Dividend yield	0.0%	0.0%
Volatility	82.9%	86.2%
Risk-free interest rate	3.5%	3.1%
Expected term (in years)	4.4	4.5
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
      On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,500,000 shares of common stock by officers, employees, consultants and directors of the Company. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of December 31, 2005, there were 856,794 shares available for future grant.
      A summary of the Company’s stock option activity follows:

	Six Months Ended

	December 31, 2005		December 25, 2004

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,487,267	$10.22	2,634,157	$9.77
Granted	176,029	15.15	271,200	11.33
Exercised	(146,062)	8.32	(73,585)	5.23
Canceled	(49,347)	14.88	(39,332)	12.60

Outstanding at end of period	2,467,887	$10.59	2,792,440	$10.00

Options exercisable at end of period	1,900,942		1,836,630
Weighted average fair value of options granted in the period		$5.74		$7.52
      The following table summarizes information about outstanding stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of		Contractual	Exercise		Average
Exercise Prices	Shares	Life	Price	Shares	Exercise Price

$ 0.36-$ 5.00	709,269	1.5 years	$4.39	709,269	$4.39
$ 5.01-$10.00	418,694	2.7 years	8.96	310,215	8.70
$10.01-$15.00	810,845	2.9 years	12.26	549,408	12.42
$15.01-$20.00	442,929	3.4 years	16.67	245,900	17.61
$20.01-$25.00	69,050	2.8 years	21.74	69,050	21.74
$25.01-$30.00	17,100	3.1 years	26.28	17,100	26.28

	2,467,887	2.6 years	$10.59	1,900,942	$9.95

      The aggregate intrinsic value of outstanding options as of December 31, 2005 was $8.3 million, of which $7.6 million related to exercisable options. The intrinsic value of options exercised in the six months ended December 31, 2005 was $1.0 million, and the intrinsic value of options that vested during the period was $2.3 million.
      The total compensation cost not yet recognized as of December 31, 2005 related to non-vested awards was $1.9 million, which will be recognized over a weighted-average period of 1.3 years. During the three-month period ended December 31, 2005, there were 7,365 shares forfeited with a weighted average grant date fair value of $11.02. During the six-month period ended December 31, 2005, there were 49,347 shares forfeited, with a weighted average grant date fair value of $11.47. The weighted average remaining contractual life for options exercisable at December 31, 2005 was 2.1 years.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The following table summarizes restricted stock award activity under the 2000 Plan during the first half of fiscal year 2006:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at June 30, 2005	—	$—
Granted	94,733	15.39
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2005	94,733	$15.39

      The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense related to restricted stock of $121,000 for the six months ended December 31, 2005. As of December 31, 2005, the total compensation cost not yet recognized related to non-vested restricted stock awards is $1.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

3.	Net Income (Loss) Per Common Share
      The following table presents the calculation for both basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

	(In thousands, except per share data)
Net income (loss)	$(109)	$1,609	$(79)	$3,354

Weighted average shares used in computing net income (loss) per common share — basic	11,085	10,674	11,044	10,651
Effect of dilutive securities:
Stock options and unvested restricted stock	—	871	—	803

Weighted average shares used in computing net income (loss) per common share — diluted	11,085	11,545	11,044	11,453

Net income (loss) per common share — basic	$(0.01)	$0.15	$(0.01)	$0.31
Net income (loss) per common share — diluted	$(0.01)	$0.14	$(0.01)	$0.29
      Weighted average common stock equivalents related to stock options and restricted stock awards of 2,004,000 and 2,008,000 shares were outstanding for the three and six months ended December 31, 2005, respectively, but were not included in the calculation of diluted net loss per share, as their inclusion would be antidilutive due to the net loss for those periods. Weighted average common stock equivalents related to stock options of 534,449 and 900,317 shares were outstanding for the three and six months ended December 25,

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
2004, respectively, but were not included in the calculation of diluted net income per share as the sum of the option exercise proceeds, including unrecognized compensation and unrecognized future tax benefits, divided by the aggregate number of shares under outstanding options exceeded the average stock price and, therefore, would be antidilutive.

4.	Derivative Financial Instruments and Hedging Activities
      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.
      At December 31, 2005, currency options and collars designated as hedging instruments with notional amounts of $2.2 million, $3.3 million and $2.0 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities depending on their valuation. At December 31, 2005, instruments with fair values of $180,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $68,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next six months. During the three and six months ended December 31, 2005, net gains of $44,000 and $31,000, respectively, were recorded as components of other income (loss), net, as a result of options that were settled.
      At December 25, 2004, currency options and collars designated as hedging instruments with notional amounts of $2.4 million, $3.1 million and $2.4 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities, depending on their valuation. At December 25, 2004, instruments with fair values of $241,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $80,000 were included in accumulated other comprehensive income. During the three-month and six-month periods ended December 25, 2004, net gains of $44,000 and $28,000, respectively, were recorded as components of other income (loss), net. These amounts were comprised of $31,000 and $55,000, respectively, of premiums paid for new instruments, net of $75,000 and $83,000 of gains, respectively, on the effective portion of options that were settled. As of December 25, 2004, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.

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

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The components of acquired intangible assets are as follows:

	December 31, 2005			June 30, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Acquired intangible assets:
Customer base	$987	$(459)	$528	$987	$(380)	$607
Developed technology	1,675	(942)	733	1,675	(870)	805
Customer order backlog	40	(40)	—	40	(40)	—
Non-compete agreements	1,411	(1,287)	124	1,411	(1,268)	143

Total	$4,113	$(2,728)	$1,385	$4,113	$(2,558)	$1,555

      Acquired intangible asset amortization for three months ended December 31, 2005 and December 25, 2004 was $85,000 and $108,000, respectively. Acquired intangible asset amortization for the six months ended December 31, 2005 and December 25, 2004 was $170,000 and $223,000, respectively. The following table summarizes the expected remaining amortization of acquired intangible assets as of December 31, 2005:

Expected
Amortization
Fiscal Year	Expense

(In
thousands)
2006 (remainder)	$171
2007	314
2008	298
2009	246
2010	130
Thereafter	226

Total future amortization expense	$1,385

      Changes in the carrying value of goodwill since June 30, 2005 were due to foreign currency translation adjustments. At both December 31, 2005 and June 30, 2005, $5.9 million of goodwill was allocated to the Design Analysis Solutions business unit and $12.7 million of goodwill was allocated to the Manufacturing Solutions business unit.

6.	Inventories
      Inventories consisted of the following:

	December 31,	June 30,
	2005	2005

	(In thousands)
Raw materials	$1,358	$991
Finished goods	334	390

	$1,692	$1,381

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

7.	Software Development Costs
      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Development costs capitalized in the three months and six months ended December 31, 2005 were $370,000 and $410,000, respectively. Software development costs eligible for capitalization were not significant for the three months ended December 25, 2004. In the six months ended December 25, 2004, $201,000 of costs were capitalized. All such costs have been included in other non-current assets in the Company’s condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.
      A summary of capitalized software development costs follows:

	December 31,	June 30,
	2005	2005

	(In thousands)
Gross carrying amount	$2,738	$2,328
Less — accumulated amortization	(1,366)	(1,077)

Net carrying amount	$1,372	$1,251

8.	Comprehensive Income (Loss)
      Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income and losses. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income (loss) also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.
      The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

		(In thousands)
Net income (loss)	$(109)	$1,609	$(79)	$3,354
Other comprehensive income (loss):
Increase (decrease) in fair value of marketable securities, net of related tax effects	9	(6)	20	5
Increase in value of financial instruments designated as hedges, net of related tax effects	29	39	68	74
Foreign currency translation adjustment	(613)	1,247	(537)	1,871

Other comprehensive income (loss)	(575)	1,280	(449)	1,950

Comprehensive income (loss)	$(684)	$2,889	$(528)	$5,304

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

9.	Restructuring Plans
2005 Plan
      In October 2005, the Company initiated a corporate restructuring plan (the “2005 plan”) to reduce operating costs. The 2005 plan included the involuntary termination of seven employees within various departments of the Company in the United States, France and Italy and the closure of the Company’s leased facility in Oregon. As a result of the 2005 plan, the Company recorded charges of $1.4 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All such items were recorded as restructuring charges in the Company’s condensed consolidated statement of operations. As of December 31, 2005, the Company had ceased use of the leased facility and all other significant activities under the 2005 plan were complete, except for cash payments of the remaining liabilities. The remaining accrual balances as of December 31, 2005 relate to severance amounts that are expected to be paid within the next three months.
      The following table presents activity against the restructuring liability during the three months ended December 31, 2005 and the remaining liability at the period end included in accrued expenses in the Company’s condensed consolidated balance sheet:

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total

	(In thousands)
Restructuring charges	$1,313	$14	$60	$1,387
Cash payments	(272)	(14)	(26)	(312)
Foreign exchange impact	3	—	—	3

Balance at December 31, 2005	$1,044	$—	$34	$1,078

April 2002 Plan
      In April 2002, the Company initiated a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. As a result of the April 2002 plan, the Company recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of December 31, 2005 relate to long-term contractual obligations from facility commitments that will be paid over four years. The following table presents activity against the restructuring liability during the six months ended December 31, 2005 and the remaining liability at the period end included in other long-term liabilities in the Company’s condensed consolidated balance sheet:

Lease
Termination
Costs

(In
thousands)
Balance at June 30, 2005	$447
Cash payments	(51)
Foreign exchange impact	(25)

Balance at December 31, 2005	$371

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Segment and Geographic Information
Segment Information
      The Company operates in one industry — computer software and hardware products for the plastics part and mold design and manufacturing industry. The Company is organized into two separate business units: the Design Analysis Solutions unit and the Manufacturing Solutions unit. These business units are considered reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Under this organizational structure, there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses include certain marketing, development and general and administrative costs and a portion of the restructuring charges related to the 2005 plan. Costs and expenses of each reporting unit include direct costs associated with selling, supporting, developing and marketing the products and services sold by each reporting unit, as well as amortization of acquired intangible assets and a portion of the restructuring charges related to the 2005 plan.
      The following table summarizes information about the Company’s reportable segments for the indicated periods. Asset information by reportable segment is not reported as the Company does not accumulate such information internally. The Company had no customers from which it derived more than 10% of the total revenue of either reporting unit for the fiscal periods presented.

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

	(In thousands)
Revenue:
Product revenue:
Design Analysis Solutions	$6,583	$6,159	$12,085	$11,377
Manufacturing Solutions	3,499	3,403	6,731	6,112

Total product revenue	10,082	9,562	18,816	17,489

Services revenue:
Design Analysis Solutions	6,120	6,019	11,945	11,432
Manufacturing Solutions	692	676	1,413	1,318

Total services revenue	6,812	6,695	13,358	12,750

Total revenue:
Design Analysis Solutions	12,703	12,178	24,030	22,809
Manufacturing Solutions	4,191	4,079	8,144	7,430

Total revenue	$16,894	$16,257	$32,174	$30,239

Costs and operating expenses:
Design Analysis Solutions	$5,262	$5,212	$10,940	$9,475
Manufacturing Solutions	4,868	4,141	9,770	7,915
Unallocated	7,009	4,962	12,376	8,990

Total costs and operating expenses	$17,139	$14,315	$33,086	$26,380

Segment income (loss) from operations:
Design Analysis Solutions	$7,442	$6,966	$13,090	$13,334
Manufacturing Solutions	(678)	(62)	(1,626)	(485)
Unallocated	(7,009)	(4,962)	(12,376)	(8,990)

Total income (loss) from operations	$(245)	$1,942	$(912)	$3,859

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

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

	(In thousands)
Revenue:
Asia/ Australia:
Design Analysis Solutions products	$3,003	$2,758	$5,813	$5,490
Manufacturing Solutions products	28	40	156	40
Design Analysis Solutions services	2,188	2,042	4,294	3,934
Manufacturing Solutions services	3	3	15	6

Total Asia/ Australia	$5,222	$4,843	$10,278	$9,470

Americas:
Design Analysis Solutions products	$536	$812	$1,488	$1,676
Manufacturing Solutions products	2,552	2,612	5,289	5,040
Design Analysis Solutions services	1,508	1,369	2,847	2,718
Manufacturing Solutions services	504	400	1,010	802

Total Americas	$5,100	$5,193	$10,634	$10,236

Europe:
Design Analysis Solutions products	$3,044	$2,589	$4,784	$4,211
Manufacturing Solutions products	919	751	1,286	1,032
Design Analysis Solutions services	2,424	2,608	4,804	4,780
Manufacturing Solutions services	185	273	388	510

Total Europe	$6,572	$6,221	$11,262	$10,533

Consolidated:
Design Analysis Solutions products	$6,583	$6,159	$12,085	$11,377
Manufacturing Solutions products	3,499	3,403	6,731	6,112
Design Analysis Solutions services	6,120	6,019	11,945	11,432
Manufacturing Solutions services	692	676	1,413	1,318

Total consolidated	$16,894	$16,257	$32,174	$30,239

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Revenue from unaffiliated customers in Japan for the three months ended December 31, 2005 and December 25, 2004 was $3.1 million and $2.9 million, respectively, which represented 18% of total revenue in each period. Revenue from unaffiliated customers in Japan for the six months ended December 31, 2005 and December 25, 2004 was $6.3 million and $5.9 million, respectively, which represented 20% and 19% of total revenue, respectfully, in each period. Substantially all of the revenue in the Americas region is derived from the United States.

11.	Income Taxes
      For the three and six months ended December 31, 2005, the Company recorded tax provisions of $548,000 and $394,000, respectively. The tax provision for the six months ended December 31, 2005 reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in the Company’s tax liabilities upon the resolution of certain tax position uncertainties. For the three and six months ended December 25, 2004, the Company recorded tax provisions of $733,000 and $1.2 million, respectively, both of which included the impact of a $230,000 one-time benefit arising from the reduction of a valuation allowance recorded against deferred tax assets of one of the Company’s European subsidiaries.
      In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the local tax authority. On November 28, 2005, the Company received a notice of assessment from the tax authority related to its 2001 tax year, which assessed a tax due in an amount of $1.3 million (A$1.8 million). In order to limit the amount of interest that may accrue on this amount from the date of assessment through the ultimate resolution of this matter, the Company paid $667,000 (A$907,000), approximately 50% of the assessment, to the tax authority in December 2005, which was recorded as a current asset as of December 31, 2005. The tax authority has agreed to defer any action to recover the remaining tax amount outstanding until the resolution of the dispute. In December 2005, the Company also received a general interest charge of $800,000 (A$1.1 million) related to the tax assessment for the 2001 tax year. The tax authority has agreed that no portion of this interest assessment need be paid until resolution of the dispute. Accordingly, the Company has not paid or accrued for this amount.
      The Company believes that the positions taken in its tax return with respect to this matter have merit and will be sustained. Accordingly, no liabilities have been recorded in the Company’s condensed consolidated balance sheet related to these items. The Company is taking steps to preserve its rights through the tax authority’s objection process and has filed a submission seeking full remission of penalties and interest, or in the alternative, partial remission of such amounts.

12.	Contingencies, Commitments and Guarantor Arrangements
      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company, indemnities to former employees in connection with their prior services as director or officer of subsidiary companies, and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2005.

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

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

	(In thousands)
Balance at beginning of period	$155	$294	$120	$254
Additions	11	—	46	55
Settlements	(9)	(14)	(9)	(29)

Balance at end of period	$157	$280	$157	$280

13.	Recent Accounting Pronouncements
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
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will determine the impact of this standard on its condensed consolidated financial statements when and if an accounting change or error correction occurs.
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
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy and the strategy for our two business units to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 21 we discuss our Results of Operations for the three and six months ended December 31, 2005 compared to the three and six months ended December 25, 2004. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”
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
      We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in Item 1A. “Risk Factors”. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.
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
      We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software and hardware applications. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of twenty-eight years in serving the plastics design, engineering and manufacturing market, we have become the leading provider of highly sophisticated predictive software applications for the plastics design engineering and manufacturing communities. Our growth strategy is derived from these strengths. We continue to increase the business value of our Design Analysis Solutions and Manufacturing Solutions products for our customers in a number of ways. We improve the performance and functionality of existing products with each new release. We develop products addressing specific vertical market needs in each of the target market segments of our business. In the design phase, for example, we provide applications which address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors. In the manufacturing phase, we offer solutions to the die cast market, a conversion process that is similar to the plastics injection molding process.
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
      We sell our products and services internationally through our direct sales operations in 15 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products. Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly growing economies in China, Taiwan, India and other developing countries present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.
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
      Our primary product offerings are our Moldflow Plastics Advisers (“MPA”) for part and mold design optimization and our Moldflow Plastics Insight (“MPI”) for in-depth simulation for part and mold design validation and optimization.
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
      Our Manufacturing Solutions are made up of two product types: real-time production management systems and process optimization and control products, both of which are included under the broad market category of Collaborative Production Management (“CPM”) products. CPM solutions provide manufacturers with the means to plan, control and run their manufacturing operations on an on-going basis. Our technologies deliver a complete collaborative manufacturing management (“CMM”) system that automates many segments of the typical plastics injection molding facility. These include managing production requirements that are initiated through a customer’s ERP system, setting up and optimizing injection molding processes, and accurately controlling the molten material before it becomes a part. Our Manufacturing Solutions products deliver value during the manufacturing segment of a product’s lifecycle. Our primary real-time production management systems include Shotscope, a quality analysis system designed specifically to prevent defective plastic parts from entering the supply chain, and Celltrack, a production monitoring system that enables real-time scheduling, monitoring and reporting of data from the factory floor. Our primary process optimization and control product is our Altanium hot runner process controller, which assures that plastic materials are kept in optimal molten state until injected in the part cavity in order to achieve higher yields, better part quality and reduced cycle time. In addition, our Moldflow Plastics Xpert (“MPX”) product is integrated with injection molding machines to optimize their operation and to monitor and control the manufacturing process.
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
      The accounting policies that we believe are most critical to fully understand our consolidated financial statements include: revenue recognition; asset valuation allowances; acquisition accounting; impairment of acquired intangible assets, goodwill and other long-lived assets; income tax accounting; restructuring charges; hedge accounting; capitalization of software development costs and stock option accounting.

      Effective July 1, 2005, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of the equity instrument. In accordance with SFAS No. 123(R), we recorded $579,000 and $1.1 million, respectively, of share-based compensation, net of related tax effects, in the three-month and six-month periods ended December 31, 2005. Prior to fiscal 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Thus, prior to the first quarter of fiscal 2006, we did not record any significant compensation cost related to share-based awards. Periods prior to our first quarter of fiscal 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings is and will continue to be significant and is further described in Note 2 to the notes to the unaudited condensed consolidated financial statements.
      For a more detailed explanation of the judgments included in our critical accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Overview of Results of Operations for the Three Months and Six Months Ended December 31, 2005

Financial highlights included:

•	growth in total revenue to $16.9 million in the second quarter of fiscal 2006 from $16.3 million in the second quarter of fiscal 2005;

•	growth in total revenue to $32.2 million in the first half of fiscal 2006 from $30.2 million in the first half of fiscal 2005;

•	growth in Design Analysis Solutions revenue to $12.7 million and $24.0 million in the three and six months ended December 31, 2005, respectively, from $12.2 million and $22.8 million, respectively, in the same periods of the previous fiscal year;

•	growth in Manufacturing Solutions revenue to $4.2 million and $8.1 million in the three and six months ended December 31, 2005, respectively, from $4.1 million and $7.4 million, respectively, in the same periods of the previous fiscal year;

•	targeted restructuring of certain aspects of our business undertaken to reduce costs and streamline operations, which resulted in a charge of $1.4 million ($1.3 million, net of related tax effects), primarily due to severance costs, and reduced future operational spending by approximately $300,000 per quarter, and;

•	net loss from operations of $(245,000) and $(912,000) for the three and six months ended December 31, 2005, respectively, which included the impact of the restructuring charge and the effect of $579,000 and $1.1 million of costs, net of tax, related to share-based compensation expense.

Summary of Operating Performance:

	Three Months		Three Months
	Ended	As a %	Ended	As a %
	December 31,	of	December 25,	of
	2005	Revenue	2004	Revenue

	(In thousands, except for percentage data)
Revenue	$16,894	100%	$16,257	100%
Cost of revenue	4,147	25	3,525	22
Operating expenses	12,992	77	10,790	66

Income (loss) from operations	$(245)	(2)%	$1,942	12%

	Six Months		Six Months
	Ended	As a %	Ended	As a %
	December 31,	of	December 25,	of
	2005	Revenue	2004	Revenue

	(In thousands, except for percentage data)
Revenue	$32,174	100%	$30,239	100%
Cost of revenue	8,330	26	6,662	22
Operating expenses	24,756	77	19,718	65

Income (loss) from operations	$(912)	(3)%	$3,859	13%

      Total revenue in our second quarter and first six months of fiscal 2006 increased 4% and 6%, respectively, from the comparable periods of fiscal 2005. This was primarily the result of increased product revenue from our Design Analysis Solutions business unit in our European and Asia/Australia regions, driven by sales to the automotive and electronics markets in those regions. This growth was partially offset by unfavorable changes in foreign currency exchange rates from the comparable periods of fiscal 2005.
      Cost of revenue in our second quarter and first six months of fiscal 2006 increased 18% and 25%, respectively, from the comparable periods of fiscal 2005. The increase in both periods was primarily a result of higher direct material costs associated with increased sales of our Manufacturing Solutions products, freight costs and the costs of distribution personnel.
      Operating expenses in our second quarter and first six months of fiscal 2006 increased 20% and 26%, respectively, from the comparable periods of fiscal 2005. A significant portion of this increase was the result of a corporate restructuring plan undertaken in October of 2005 to reduce operating costs, resulting in the elimination of seven positions and the termination of one facility lease. Pursuant to these actions, a charge of $1.4 million ($1.3 million, net of related tax effects) was recorded in the second fiscal quarter of 2006. In addition, we adopted the provisions of SFAS 123(R) on July 1, 2005, and, accordingly, we recorded $622,000 ($579,000, net of related tax effects) and $1.2 million ($1.1 million, net of related tax effects) of share-based compensation in the three and six months ended December 31, 2005, respectively. These expenses were not required to be included in our operating expenses prior to July 1, 2005 and, thus, there is no corresponding expense in the prior fiscal year. The remainder of the increase in both periods was primarily due to the cost of personnel added in our operations, higher variable sales costs related to the current sales performance, and increased professional service fees, including those related to our Sarbanes-Oxley compliance efforts.
      We finished the first half of fiscal 2006 with $59.4 million of cash and marketable securities, compared to $60.2 million of cash and marketable securities as of June 30, 2005. We have no long-term debt.

Results of Operations
      The following table sets forth statement of operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

Revenue:
Product	60%	59%	59%	58%
Services	40	41	41	42

Total revenue	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenue	15%	12%	16%	12%
Cost of services revenue	10	10	10	10
Research and development	13	13	15	12
Selling and marketing	35	34	36	34
General and administrative	21	19	22	19
Restructuring charges	8	—	4	—
Amortization of acquired intangible assets	—	—	—	—

Total costs and operating expenses	102	88	103	87

Income (loss) from operations	(2)	12	(3)	13
Interest income, net	4	2	3	2
Other income (loss), net	—	—	—	—

Income before income taxes	2	14	—	15
Provision for income taxes	3	5	1	4
	—	—	—	—
Net income (loss)	(1)%	9%	(1)%	11%

Revenue
      We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative manufacturing management systems, and

•	services fees derived from maintenance and support related to our products, consulting, implementation, training and material testing.

      The following table sets forth our total revenue for the three-month and six-month periods ended December 31, 2005 and December 25, 2004:

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

	(In thousands)
Revenue:
Product	$10,082	$9,562	$18,816	$17,489
Services	6,812	6,695	13,358	12,750

Total	$16,894	$16,257	$32,174	$30,239

      The following table sets forth our total revenue by geographic region for the three-month and six-month periods ended December 31, 2005 and December 25, 2004:

	Three Months Ended		Six Months Ended

	December 31,	December 25,	December 31,	December 25,
	2005	2004	2005	2004

	(In thousands, except for percentage data)
Revenue:
Asia/ Australia	$5,222	$4,843	$10,278	$9,470
Americas	5,100	5,193	10,634	10,236
Europe	6,572	6,221	11,262	10,533

Total	$16,894	$16,257	$32,174	$30,239

Percentage of total revenue:
Asia/ Australia	31%	30%	32%	31%
Americas	30	32	33	34
Europe	39	38	35	35

Total	100%	100%	100%	100%

Product Revenue
      The following table sets forth our product revenue by product group and geography for the three-month and six-month periods ended December 31, 2005 and December 25, 2004:

		Increase
		(Decrease)
	Three Months	Compared to		Three Months
	Ended	Prior Year		Ended
	December 31,			December 25,
	2005	$	%	2004

	(In thousands, except for percentage data)
Asia/Australia product revenue:
Design Analysis Solutions	$3,003	$244	9%	$2,758
Manufacturing Solutions	28	(11)	(28)	40

Total	3,031	233	8	2,798

Americas product revenue:
Design Analysis Solutions	536	(276)	(34)	812
Manufacturing Solutions	2,552	(60)	(1)	2,612

Total	3,088	(336)	(9)	3,424

Europe product revenue:
Design Analysis Solutions	3,044	455	18	2,589
Manufacturing Solutions	919	168	22	751

Total	3,963	623	19	3,340

Total product revenue:
Design Analysis Solutions	6,583	423	7	6,159
Manufacturing Solutions	3,499	97	4	3,403

Total	$10,082	$520	6%	$9,562

Percentage of total product revenue:
Design Analysis Solutions	65%			64%
Manufacturing Solutions	35			36

Total	100%			100%

		Increase
		(Decrease)
	Six Months	Compared to		Six Months
	Ended	Prior Year		Ended
	December 31,			December 25,
	2005	$	%	2004

	(In thousands, except for percentage data)
Asia/ Australia product revenue:
Design Analysis Solutions	$5,813	$323	6%	$5,490
Manufacturing Solutions	156	116	300	40

Total	5,969	439	8	5,530

Americas product revenue:
Design Analysis Solutions	1,488	(188)	(11)	1,676
Manufacturing Solutions	5,289	249	5	5,040

Total	6,777	61	1	6,716

Europe product revenue:
Design Analysis Solutions	4,784	573	14	4,211
Manufacturing Solutions	1,286	254	25	1,032

Total	6,070	827	16	5,243

Total product revenue:
Design Analysis Solutions	12,085	708	6	11,377
Manufacturing Solutions	6,731	619	10	6,112

Total	$18,816	$1,327	8%	$17,489

Percentage of total product revenue:
Design Analysis Solutions	64%			65%
Manufacturing Solutions	36%			35%

Total	100%			100%

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
      In the three months ended December 31, 2005, our product revenue increased by $520,000, or 5%, to $10.1 million, from $9.6 million in the three months ended December 25, 2004. This change was primarily a result of increased product revenue from both business units in our European region, driven by sales of our Moldflow Plastics Insight suite of products and our Shotscope products into the medical and automotive markets. In our Asia/ Australia region, the increase was driven by sales of our Design Analysis Solutions into the Korean and Taiwanese automotive and electronic industries. Despite increased sales of our real-time performance management products in the Americas, overall product sales in this region decreased. Lastly, changes in foreign exchange rates from those of the comparable period of the prior year had a significant negative impact on our product revenue, decreasing total product revenues by $522,000 compared to the same period of the prior year.

      We added 99 new customers in the second quarter of fiscal 2006, compared to 86 new customers in the same period of fiscal 2005. Sales to new customers represented 33% of total product revenue in the three months ended December 31, 2005, compared to 26% of total product revenue in the three months ended December 25, 2004.
      Product revenue for the first six months of fiscal 2006 increased by $1.3 million, or 8%, to $18.8 million, from $17.5 million in the comparable period of the previous fiscal year. Again, changes in foreign exchange rates from those of the comparable period of the prior year had an unfavorable impact on product revenue, decreasing total product revenues by $474,000 compared to the same period of the prior year. Despite the negative impact of changes in foreign exchange rates, product revenue for the first six months of the fiscal year increased from the same period of the prior year driven by increased sales of our Moldflow Plastics Insight product in our European and Asia/ Australia regions and increased sales of our Shotscope product in our European and Americas regions.
      We added 191 new customers in the first half of fiscal 2006, compared to 178 new customers in the comparable period of fiscal 2005. Sales to new customers represented 32% of total product revenue in the six months ended December 31, 2005, compared to 29% of total product revenue in the six months ended December 25, 2004.

Services Revenue
      We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees, material testing services and repairs.
      Services revenue accounted for approximately 40% of our total revenue in the three months ended December 31, 2005, compared to 41% of our total revenue in the three months ended December 25, 2004. Services revenue accounted for approximately 42% of our total revenue in the six month periods ended December 31, 2005 and December 25, 2004.
      In the three months ended December 31, 2005, services revenue from the DAS business unit was $6.1 million and services revenue from the MS business unit was $692,000. In the three months ended December 25, 2004, services revenue from the DAS business unit was $6.0 million and services revenue from the MS business unit was $676,000. Total revenue derived from services increased by 1% in the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005. This increase was primarily from the sale of maintenance contracts, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in prior years. These increases were partially offset by unfavorable changes in foreign exchange rates from those of the comparable period of the prior year, which decreased total services revenue by $330,000.
      In the six months ended December 31, 2005, services revenue from the DAS business unit was $11.9 million and services revenue from the MS business unit was $1.4 million. In the six months ended December 25, 2004, services revenue from the DAS business unit was $11.4 million and services revenue from the MS business unit was $1.3 million. Total revenue derived from services increased by 5% in the first half of fiscal 2005 due to growth in our installed customer base, which increased revenues from maintenance contracts. This was partially offset by unfavorable changes in foreign exchange rates, which decreased total service revenue by $334,000.

Cost of Revenue

		Increase
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	December 31,			December 25,
	2005	$	%	2004

	(In thousands, except for percentage data)
Cost of revenue:
Product	$2,442	$567	30%	$1,875
Services	1,705	55	3	1,650

	$4,147	$622	18%	$3,525

As a percentage of total revenue	25%			22%

		Increase
		Compared to
	Six Months	Prior		Six Months
	Ended	Fiscal Year		Ended
	December 31,			December 25,
	2005	$	%	2004

	(In thousands, except for percentage data)
Cost of revenue:
Product	$5,012	$1,296	35%	$3,716
Services	3,318	372	13	2,946

	$8,330	$1,668	25%	$6,662

As a percentage of total revenue	26%			22%

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
      Our cost of product revenue was $2.4 million in the three months ended December 31, 2005, compared to $1.9 million in the three months ended December 25, 2004, an increase of $567,000. Significant components of this change included: $214,000 of increased direct material costs, a result of growth in sales of our Manufacturing Solutions products, which have a higher cost of material than our Design Analysis Solutions products, and $217,000 of increased personnel costs and overhead costs, a result of expansion of our distribution capabilities to support the growth of the Manufacturing Solutions business in all regions.
      Our cost of product revenue was $5.0 million in the six months ended December 31, 2005, compared to $3.7 million in the six months ended December 25, 2004, an increase of $1.3 million. Significant components of this change included: $615,000 of increased direct costs and freight charges, primarily a result of growth in sales of our Manufacturing Solutions products, and $405,000 of increased direct labor and overhead costs, a result of additional personnel and annual salary adjustments.

Cost of Services Revenue
      Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

      Our cost of services revenue of $1.7 million in the three months ended December 31, 2005 was not significantly changed from the prior fiscal year.
      Our cost of service revenue was $3.3 million in the six months ended December 31, 2005, compared to $2.9 million in the six months ended December 25, 2004, an increase of $372,000. The increase included: $185,000 of increased compensation expenses, a result of additional personnel and annual salary adjustments, and $57,000 of share-based compensation expense, a result of our adoption of SFAS 123(R).

Research and Development

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	December 31,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Research and development	$2,195	$155	8%	$2,040
As a percentage of total revenue	13%			13%

		Increase
		Compared to
	Six Months	Prior Fiscal		Six Months
	Ended	Year		Ended
	December 31,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Research and development	$4,676	$991	27%	$3,685
As a percentage of total revenue	15%			12%
      We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $370,000 were capitalized in the three months ended December 31, 2005. In the three months ended December 25, 2004, costs eligible for capitalization were not significant. In the six months ended December 31, 2005 and December 25, 2004, costs of $410,000 and $201,000, respectively, were capitalized. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.
      Our research and development expenses were $2.2 million in the three months ended December 31, 2005 and $2.0 million in the three months ended December 25, 2004, an increase of $155,000. Significant components of this change included: $311,000 of costs related to the redeployment of our product line management staff to our research and development group from our marketing group; $83,000 of increased compensation expense, a result of additional personnel and annual salary increases, and $96,000 of share-based compensation expense, a result of our adoption of SFAS 123(R). These increases were partially offset by the impact of our capitalization of $370,000 of software development costs.
      Our research and development expenses were $4.7 million in the six months ended December 31, 2005 and $3.7 million in the six months ended December 25, 2004, an increase of $1.0 million. Significant components of this change included: $625,000 of costs related to the redeployment of our product line management staff as discussed above; $320,000 of increased compensation expense, a result of additional personnel and annual salary increases, and $173,000 of share-based compensation expense. These increases were partially offset by the capitalization of costs related to software development efforts.

Selling and Marketing

		Increase
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	December 31,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Selling and marketing	$5,867	$256	5%	$5,611
As a percentage of total revenue	35%			35%

		Increase
		Compared to
	Six Months	Prior		Six Months
	Ended	Fiscal Year		Ended
	December 31,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Selling and marketing	$11,517	$1,211	12%	$10,306
As a percentage of total revenue	36%			34%
      We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of compensation paid to our sales staff and third-party manufacturers’ representatives, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials and public relations programs.
      Our selling and marketing expenses were $5.9 million in the three months ended December 31, 2005, compared to $5.6 million in the three months ended December 25, 2004, an increase of $256,000. Significant components of this change included: $125,000 of increased compensation costs, a result of additional sales personnel and increased commissions; $141,000 of share-based compensation expense, a result of our adoption of SFAS 123(R), and $123,000 of increased travel and entertainment expenses, a result of the additional personnel and sales volume. All of these increases were partially offset by the redeployment of our product line management staff to our research and development group from our marketing group, which reduced costs by $311,000.
      Our selling and marketing expenses were $11.5 million in the six months ended December 31, 2005, compared to $10.3 million in the six months ended December 25, 2004, an increase of $1.2 million. Significant components of this change included: $703,000 of increased compensation costs, a result of additional sales personnel and increased commissions; $336,000 of increased travel expenses; $274,000 of share-based compensation expense; $135,000 of increased third-party manufacturers’ representatives commissions, and $114,000 of increased facility charges. All of these increases were partially offset by the redeployment of our product line management staff to our research and development group, which reduced costs by $625,000.

General and Administrative

		Increase
		Compared to
	Three Months	Prior Fiscal		Three Months
	Ended	Year		Ended
	December 31,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
General and administrative	$3,494	$428	14%	$3,066
As a percentage of total revenue	21%			19%

		Increase
		Compared to
	Six Months	Prior Fiscal		Six Months
	Ended	Year		Ended
	December 31,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
General and administrative	$7,078	$1,502	27%	$5,576
As a percentage of total revenue	22%			18%
      General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.
      Our general and administrative expenses were $3.5 million in the three months ended December 31, 2005, compared to $3.1 million in the three months ended December 25, 2004, an increase of $428,000. Significant components of this change included: $340,000 of share-based compensation expense, a result of our adoption of SFAS 123(R); $204,000 of increased financial statement and Sarbanes-Oxley audit fees; and $125,000 of increased compensation expenses, a result of additional personnel and annual salary increases. All of these items were partially offset by reductions in professional fees related to tax services and consulting fees related to our preparation for Sarbanes-Oxley compliance.
      Our general and administrative expenses were $7.1 million in the six months ended December 31, 2005, compared to $5.6 million in the six months ended December 25, 2004, an increase of $1.5 million. Significant components of this change included: $654,000 of share-based compensation expense; $521,000 of increased financial statement and Sarbanes-Oxley audit fees; and $357,000 of increased compensation expenses, a result of additional personnel and annual salary increases. All of these items were partially offset by reductions in other professional service fees.

Restructuring Charges
      In October 2005, we enacted a corporate restructuring plan to reduce costs and consolidate operations. The plan included the involuntary termination of seven employees from various departments and the termination of an operating lease for a facility in Oregon. As a result of these actions, we recorded charges of $1.4 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All such items were recorded as “Restructuring Charges” in our condensed consolidated statement of operations. As of December 31, 2005, we have ceased use of the leased facility and all other significant activities under the plan were completed, except for cash payments of the remaining liabilities.

Amortization of Acquired Intangible Assets

		Decrease
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	December 31,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$49	$(24)	(33)%	$73
As a percentage of total revenue	0%			0%

		Decrease
	Six Months	Compared to		Six Months
	Ended	Prior		Ended
		Fiscal Year

	December 25,			December 25,
	2005	$ %		2004

	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$98	$(53)	(35)%	$151
As a percentage of total revenue	0%			0%

      These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include customer base, developed technology, customer order backlog and non-compete agreements, which are amortized over their economic lives, ranging from six months to seven years.
      The reduction in amortization expense in all periods reflects the completion of amortization of certain intangible assets that reached the end of their estimated useful life.

Interest Income, Net
      Interest income, net, includes interest income earned on invested cash balances.
      Our interest income was $631,000 in the three months ended December 31, 2005 compared to $384,000 in the three months ended December 25, 2004. Interest income was $1.2 million in the six months ended December 31, 2005 compared to $730,000 in the six months ended December 25, 2004. The increase in interest income in both periods is due to higher levels of cash on-hand invested at higher interest rates than those existing during the three and six months ended December 25, 2004.

Other Income (Loss), Net
      Other income (loss), net includes gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.
      Our other income was $53,000 in the three months ended December 31, 2005 compared to $16,000 in the three months ended December 25, 2004. Our other income was $34,000 in the six months ended December 31, 2005 compared to a $42,000 expense for the six months ended December 24, 2004. The changes were not significant from the previous fiscal periods.

Provision for Income Taxes
      We are subject to income tax in numerous jurisdictions worldwide, and the use of estimates is required in determining our provision for income taxes.
      For the three and six months ended December 31, 2005, we recorded tax provisions of $548,000 and $394,000, respectively, reflecting a tax rate of 125% for each period. The difference between that effective tax rate and the U.S. federal statutory income tax rate of 34% was due primarily to operating losses incurred in certain jurisdictions that could not be benefited, partially offset by the benefit of lower income tax rates in other jurisdictions. The rate for the six months ended December 31, 2005 also reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties.
      For the three and six months ended December 25, 2004, we recorded tax provisions reflecting tax rates of 31% and 26%, respectively. The difference between those effective tax rates and the U.S. federal statutory income tax rate of 34% was due principally to a $230,000 one-time benefit arising from the reduction of a valuation allowance recorded against deferred tax assets of one of our European subsidiaries.
      We currently estimate that our income tax rate in each of the remaining quarters of fiscal 2006 will be in the range of 22% to 24%, and that this will result in an estimated effective income tax rate in the range of 25% to 27% for the full fiscal year. This estimated annual rate range does not take into account any discrete items that may impact the rate in future periods and is subject to change based on a number of factors set forth below. Our effective tax rate for fiscal 2005 was 20%.
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
      We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss carryforwards in certain jurisdictions, including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At December 31, 2005, we had total net deferred tax assets of $405,000, net of a tax asset valuation allowance of $2.0 million and deferred tax liabilities of $786,000. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.7 million (A$7.7 million) and our utilization of net operating losses to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.2 million (A$7.1 million), which were subject to an average effective tax rate of 35% over that time period.
      On November 28, 2005, we received a notice of assessment from the tax authority, related solely to our 2001 tax year, which assessed a tax due in an amount of $1.3 million (A$1.8 million). The assessment is related to both matters under review by the tax authority but did not include taxes potentially payable for any other tax year under audit or any penalties and interest. In order to limit the amount of interest that may accrue on this amount from the date of assessment through the ultimate resolution of this matter, we paid $667,000 (A$907,000), which is approximately 50% of the 2001 assessment, to the tax authority in December 2005. The tax authority has agreed to defer any action to recover the remaining amount outstanding until the resolution of the dispute. In December 2005, we also received a general interest charge for $800,000 (A$1.1 million) related to the assessment for the 2001 tax year. The tax authority has agreed that no portion of this charge need be paid pending resolution of the dispute and, accordingly, we have not paid or accrued any such amounts. We currently expect the tax authority to issue assessments for the other tax years in question. In addition, we expect that the tax authority will seek to impose interest and penalties on the amounts yet to be assessed. The Company has filed a submission with the tax authority seeking full remission of penalties and interest or, in the alternative, partial remission of such amounts. To our knowledge, the tax authority has not yet made any determination with respect to this submission.
      We currently estimate that the maximum amount of additional taxes, exclusive of penalties and interest, that could be assessed against us by the tax authority related to these matters is approximately $1.5 million (A$2.0 million) and that the maximum amount of liabilities, including penalties and interest, that could be assessed against us by the tax authority related to all these matters is approximately $6.5 million (A$8.8 million). This estimated amount represents the total gross liabilities and does not include the benefits of the related tax effects of any such payments or tax benefits that may be available in other tax years, both of which may serve to mitigate our total expense that would be recorded in our results of operations.
      We believe that the positions taken in our tax returns with respect to these matters have merit and will be sustained, and we are taking steps to preserve our rights through the tax authority’s objection process. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to amounts of additional tax, penalty or interest that have been assessed to date or that may be assessed by the Australian tax authority in the future. Our payment of $667,000 to the tax authority in the three months ended December 31, 2005 is recorded as a current asset on our consolidated balance sheet as of that date. Because the resolution of these issues is inherently uncertain at this time, we cannot currently predict whether the ultimate resolution of these matters will have a material adverse effect on our results of operations. In addition, professional fees related to these matters have been and may continue to be significant.

Liquidity and Capital Resources

	Six Months	Six Months
	Ended	Ended
	December 31,	December 25,
	2005	2004

	(In thousands)
Cash provided (used) by operating activities	$(536)	$454
Cash provided by investing activities	1,945	886
Cash provided by financing activities	1,357	504
Effect of exchange rate changes on cash and cash equivalents	(457)	1,412

Net increase in cash and cash equivalents	2,309	3,256
Cash and cash equivalents, beginning of period	48,910	35,987

Cash and cash equivalents, end of period	$51,219	$39,243

Marketable securities, end of period	$8,212	$13,706

Cash, cash equivalents and marketable securities, end of period	$59,431	$52,949

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of December 31, 2005, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $51.2 million, our marketable securities balance of $8.2 million and our credit facilities. In February 2005, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at December 31, 2005. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At December 31, 2005, we had employed $641,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.4 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of December 31, 2005, we had no outstanding debt.
      At December 31, 2005, our marketable securities consisted of corporate bonds and U.S. government securities with maturity dates greater than three months from our date of purchase. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 31, 2005, we were in compliance with this internal policy.
      Operating activities consumed $536,000 of cash in the six months ended December 31, 2005 as compared to $454,000 of cash generated in the six months ended December 25, 2004. In the first six months of fiscal 2006, cash of $2.1 million was provided by our net loss adjusted for certain non-cash charges and expenses, such as depreciation and amortization. In addition, cash was provided by a $1.4 million decrease in accounts receivable and a $1.5 million increase in accrued expense. All such items were offset by cash consumed by a $1.6 million increase in inventories, prepaid expenses and other current assets, which included the impact of our payment of a portion of the assessment received from the Australian tax authority. Also, payments of accounts payable consumed $2.0 million of cash and an additional $2.0 million of cash was consumed by decreases in deferred revenue, which were the result of the timing of renewals of maintenance contracts in Europe and Japan. In fiscal 2005, cash of $4.6 million was provided by our net income adjusted for certain non-cash charges and expenses, such as depreciation and amortization, partially offset by net changes in operating assets and liabilities, which consumed $4.2 million of cash.

      Investing activities provided $1.9 million of cash in the first half of fiscal 2006 and $886,000 in the same period of the previous year. In the first half of fiscal 2006, sales and maturities of marketable securities provided $10.3 million of cash, which was partially offset by purchases of marketable securities, fixed assets and the capitalization of software development costs which, in total, consumed $8.4 million of cash. In the first half of fiscal 2005, sales and maturities of marketable securities provided $2.0 million of cash, which was partially offset by purchases of fixed assets and the capitalization of software development costs which, in total, consumed $1.1 million of cash.
      Net cash of $1.4 million and $504,000 was provided by financing activities in the first half of fiscal 2006 and 2005, respectively. In both periods, cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan (“ESPP”). The ESPP was terminated by our Board of Directors effective June 30, 2005.
      We are authorized to repurchase up to 500,000 shares of our common stock. Prior to fiscal 2005, we purchased 276,000 shares. Since then, we have not repurchased any such shares.
      We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements for fiscal 2006 are expected to be approximately $2.0 million. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.
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
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We will determine the impact of this standard on our consolidated financial statements when and if an accounting change or error correction occurs.
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
      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. At December 31, 2005, we had $16.0 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.
      Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At December 31, 2005, the fair value and principal amounts of our marketable securities portfolio amounted to $8.2 million, with a yield to maturity of 4.1%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Our interest income will continue to fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.
      In addition, our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 1A.	Risk Factors
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
      The development and implementation of a robust set of Manufacturing Solutions products has required that we devote significant research and development, marketing and executive level resources to this business unit. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. In fiscal 2004, we reorganized our business into two strategically focused business units, one focused on Design Analysis Solutions products and one on Manufacturing Solutions products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping new or enhanced Manufacturing Solutions products as well as by delays in acceptance of these products by customers. Because the Manufacturing Solutions products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue. Further, our acquisition of AMSI in January 2004 may delay the development and completion of our Manufacturing Solutions products as we seek to integrate newly acquired technology into our product platform. Our Manufacturing Solutions business unit is managed by the former chief executive officer and sole stockholder of AMSI and our ability to successfully integrate and further develop the AMSI business may be dependent on our ability to retain this employee.

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
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. The significant issues under review relate to the timing of tax deductibility of certain costs totaling approximately $5.7 million (A$7.7 million) and our utilization of net operating loss carryforwards to reduce taxable income in the years between fiscal 1994 and 2001 by approximately $5.2 million (A$7.1 million), which were subject to an average effective tax rate of 35% over that time period. In the second quarter of fiscal 2006, we received an assessment from the tax authority with respect to one of the years under audit. In response, we paid approximately $667,000, or fifty percent of the 2001 assessment, in order to limit the amount of interest that may accrue on this amount from the date of assessment through the ultimate resolution of this matter. In December 2005, we also received a general interest charge for $800,000 (A$1.1 million) related to the assessment for the 2001 tax year. The tax authority has agreed that no portion of this charge need be paid pending resolution of the dispute and, accordingly, we have not paid or accrued any such amounts. We currently expect the tax authority to issue assessments for the other tax years in question.

In addition, we expect that the tax authority will seek to impose interest and penalties on the amounts yet to be assessed. The Company has filed a submission with the tax authority seeking full remission of penalties and interest or, in the alternative, partial remission of such amounts. To our knowledge, the tax authority has not yet made any determination with respect to this submission. We believe the positions taken on our tax returns have merit and will be sustained. Accordingly, no liabilities have been recorded in our consolidated balance sheet related to these matters. In the event that such audit is resolved in a manner unfavorable to Moldflow or in the event that we are required to record a liability related to these matters in our consolidated balance sheet or make further cash payments, there would likely be a material adverse impact on our results of operations. In addition, our effective tax rate for fiscal 2006 may be materially and adversely impacted in the event that we are required to record a liability with respect to these matters, which would have a material adverse impact on our results of operations.

A general economic slowdown, particularly in our end markets, may adversely impact our results.
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
      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first and to a lesser extent our third fiscal quarter, in many of the markets in which we sell our products,

•	as the Manufacturing Solutions business grows as a percentage of total revenue, our gross margin and operating income may decline because the gross margins of our Manufacturing Solutions business are lower than the gross margins of our Design Analysis Solutions business,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, such as that required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and changes in our and our competitors’ pricing policies,

•	our increased use of third parties such as distributors, OEM partners and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations and certain on-going tax audits or investigations by various local tax authorities that may lead to the loss of certain planned-for tax benefits, or increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	the impact of expensing stock-based compensation,

•	currency and exchange rate fluctuations,

•	timing and integration of acquisitions,

•	costs of compliance with the Sarbanes-Oxley Act of 2002, and

•	restructuring charges taken during any fiscal year, including the restructuring charge taken in the second quarter of fiscal 2006.
      In addition, like many software companies, we usually record a larger percentage of our quarterly revenue in the third month of the fiscal quarter. Also, our Manufacturing Solutions products may involve a longer selling cycle with corresponding larger order sizes which may lead to an inability to close on orders or make shipments in the period immediately preceding the end of the fiscal quarter. Accordingly, our quarterly results are often difficult to predict prior to the conclusion of the quarter.

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
      We may engage in acquisitions and strategic relationships in the future. We may not be able to identify suitable acquisition candidates, and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms, or at all. If we merge with or acquire another company, we may only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner, and we will have to devote a significant amount of time, management and financial resources to do so. Even with this investment of management and financial resources, the acquisition of another business or strategic relationship may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.
      The carrying value of goodwill and intangible assets recorded in connection with companies acquired into our Design Analysis Solutions and Manufacturing Solutions business units was approximately $5.9 million and $14.1 million, respectively, as of the end of the second quarter of fiscal 2006. If we determine that any of the goodwill or other intangible assets associated with our acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and results of operations could be materially and adversely affected.

If we become subject to intellectual property infringement claims, we could incur significant expenses and we could be prevented from offering specific products or services.
      Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, many of our Manufacturing Solutions products require interaction with manufacturing equipment, the use and technology of which are subject to a wide variety of worldwide patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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
      We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology,

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies,

•	patents of others may have an adverse effect on our ability to do business,

•	the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public,

•	our trade secrets may also become known without breach of such agreements or may be independently developed by competitors,

•	foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights and software piracy, particularly in certain countries in Asia, may result in lost revenue in those countries or to customers with worldwide operations, and

•	the cost of enforcing our intellectual property rights, including actions currently on going, may reduce our future profitability.

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

Our net income and earnings per share have been and will continue to be significantly reduced as a result of the requirement that we record compensation expense for shares issued under our stock plans.
      In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Beginning in fiscal 2006, Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Shared-Based Payment,” requires us to account for share-based compensation granted under our stock plans using a fair value-based model on the grant date and to record such grants as stock-based compensation expense. As a result, our net income and our earnings per share have been and will continue to be significantly reduced. Our results may reflect a loss in future periods. We currently calculate share-based compensation expense using the Black-Scholes option-pricing model. A fair value-based model, such as the Black-Scholes option-pricing model, requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option.

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
      On November 18, 2005, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect two Class III Directors for three-year terms. The results of the stockholder vote were as follows:

Name of Director	For	Withheld

Roger E. Brooks	9,808,368	425,756
Robert J. Lepofsky	9,871,891	362,233
      No other persons were nominated or received votes for election as a director of the Company at the 2005 Annual Meeting. The other directors of the Company whose terms continued after the 2005 Annual Meeting were Robert P. Schechter, A. Roland Thomas and Frank W. Haydu III.

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
No.	Title

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)

32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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
Date: February 9, 2006