Form 10-Q
period 2006-03-31
MOLDFLOW CORP
filed 2006-05-10
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006

Common Stock, $0.01 par value per share	11,390,414 shares

MOLDFLOW CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2006	2005

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,577	$48,910
Marketable securities	6,762	11,323
Accounts receivable, net	14,218	13,449
Inventories	1,747	1,381
Prepaid expenses	3,889	3,013
Other current assets	2,946	2,589

Total current assets	84,139	80,665
Fixed assets, net	3,217	3,336
Acquired intangible assets, net	1,300	1,555
Goodwill	18,625	18,622
Other assets	2,728	2,851

Total assets	$110,009	$107,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,687	$3,764
Accrued expenses	10,039	10,165
Deferred revenue	11,755	10,748

Total current liabilities	23,481	24,677
Deferred revenue	1,350	1,124
Other long-term liabilities	945	1,079

Total liabilities	25,776	26,880

Stockholders’ equity:
Common stock	112	109
Additional paid-in capital	73,225	69,626
Retained earnings	6,736	5,295
Accumulated other comprehensive income	4,160	5,119

Total stockholders’ equity	84,233	80,149

Total liabilities and stockholders’ equity	$110,009	$107,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

	(In thousands, except per share data)
	(Unaudited)
Revenue:
Product	$9,503	$9,487	$28,319	$26,976
Services	6,754	6,410	20,112	19,160

Total revenue	16,257	15,897	48,431	46,136

Costs and operating expenses:
Cost of product revenue	2,528	2,088	7,540	5,804
Cost of services revenue	1,784	1,642	5,102	4,588
Research and development	2,459	2,160	7,135	5,845
Selling and marketing	5,786	5,650	17,303	15,956
General and administrative	2,684	2,869	9,762	8,445
Restructuring charges	—	—	1,387	—
Amortization of acquired intangible assets	49	73	147	224

Total costs and operating expenses	15,290	14,482	48,376	40,862

Income from operations	967	1,415	55	5,274
Interest income, net	663	405	1,856	1,135
Other income, net	62	86	96	44

Income before income taxes	1,692	1,906	2,007	6,453
Provision for (benefit from) income taxes	172	(139)	566	1,054

Net income	$1,520	$2,045	$1,441	$5,399

Net income per common share:
Basic	$0.14	$0.19	$0.13	$0.50
Diluted	$0.13	$0.17	$0.12	$0.47
Shares used in computing net income per common share:
Basic	11,139	10,837	11,076	10,713
Diluted	11,817	11,890	11,816	11,599
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended

	March 31,	March 26,
	2006	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,441	$5,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	982	1,043
Amortization of acquired intangible assets	253	331
Amortization of other intangible assets	552	548
Provisions for doubtful accounts	36	74
Share-based compensation	1,703	—
Change in deferred income taxes due to share-based compensation	(96)	—
Foreign exchange gains	(115)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(937)	(3,129)
Inventories, prepaid expenses, and other current assets	(1,665)	(60)
Other assets	34	(24)
Accounts payable	(2,068)	(552)
Accrued expenses and other liabilities	(142)	864
Deferred revenue	1,480	658

Net cash provided by operating activities	1,458	5,086

Cash flows from investing activities:
Purchases of fixed assets	(1,015)	(997)
Capitalization of software development costs	(410)	(201)
Purchases of marketable securities	(11,150)	(3,832)
Sales and maturities of marketable securities	15,711	8,528

Net cash provided by investing activities	3,136	3,498

Cash flows from financing activities:
Proceeds from issuance of common stock	1,964	1,879
Tax benefit related to exercised stock options	30	—

Net cash provided by financing activities	1,994	1,879

Effect of exchange rate changes on cash and cash equivalents	(921)	1,338

Net increase in cash and cash equivalents	5,667	11,801
Cash and cash equivalents, beginning of period	48,910	35,987

Cash and cash equivalents, end of period	$54,577	$47,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Business
      Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software and hardware solutions for the design, engineering and manufacture of injection-molded plastic parts and, as such, revenues are derived primarily from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.
      The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K. The June 30, 2005 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The results of operations for the three-month and nine-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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

2.	Stock Plans and Share-Based Compensation
      Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee and director services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which generally is the vesting period of the equity grant. Prior to July 1, 2005, the Company accounted for share-based compensation to employees and directors in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to the first quarter of fiscal 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents share-based compensation expenses included in the Company’s unaudited condensed consolidated statement of income:

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2006

	(In thousands)	(In thousands)
Cost of product revenue	$15	$49
Cost of services revenue	24	81
Research and development	89	261
Selling and marketing	130	405
General and administrative	253	907

Share-based compensation expense before tax	511	1,703
Income tax benefit	(156)	(230)

Net compensation expense	$355	$1,473

      Prior to fiscal 2006, no significant compensation cost related to share-based awards was recognized in the Company’s condensed consolidated statement of income.
      The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2006

Dividend yield	0%	0%
Expected volatility factor(1)	40.92%	40.92%-49.16%
Risk-free interest rate(2)	4.64%	3.92%-4.64%
Expected term (in years)(3)	3.5	3.5-5.8

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. The Company has elected to use the simplified method for estimating the expected term for its stock options, which qualify as “plain-vanilla” options.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      No compensation cost was recognized for share-based awards for the three and nine months ended March 26, 2005. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

	Three Months	Nine Months
	Ended	Ended
	March 26,	March 26,
	2005	2005

	(In thousands,	(In thousands,
	except per	except per
	share data)	share data)
Net income as reported	$2,045	$5,399
Less:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(879)	(2,653)

Pro forma net income	$1,166	$2,746

Net income per share:
Basic — as reported	$0.19	$0.50
Basic — pro forma	$0.11	$0.26
Diluted — as reported	$0.17	$0.47
Diluted — pro forma	$0.10	$0.23
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	March 26,	March 26,
	2005	2005

Dividend yield	0%	0%
Volatility	82.0%	84.0%
Risk-free interest rate	3.6%	3.5%
Expected term (in years)	4.3	4.4
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
      On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,500,000 shares of common stock by officers, employees, consultants and directors of the Company. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of March 31, 2006, there were 976,967 shares available for future grant.
      A summary of the Company’s stock option activity follows:

	Nine Months Ended

	March 31, 2006		March 26, 2005

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,487,267	$10.22	2,634,157	$9.77
Granted	183,029	15.07	337,800	12.20
Exercised	(318,026)	6.92	(282,205)	7.39
Canceled	(77,630)	14.84	(88,406)	12.08

Outstanding at end of period	2,274,640	$10.92	2,601,346	$10.26

Options exercisable at end of period	1,778,980		1,754,262
Weighted average fair value of options granted in the period		$6.00		$7.87
      The following table summarizes information about outstanding stock options as of March 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted
		Remaining	Average		Weighted
		Contractual	Exercise		Average
Range of Exercise Prices	Shares	Life	Price	Shares	Exercise Price

$0.36-$5.00	604,749	1.4 years	$4.61	604,749	$4.61
$5.01-$10.00	378,244	2.7 years	9.13	285,804	8.94
$10.01-$15.00	775,418	2.7 years	12.24	544,726	12.32
$15.01-$20.00	434,679	3.2 years	16.67	262,151	17.45
$20.01-$25.00	65,450	2.7 years	21.75	65,450	21.75
$25.01-$30.00	16,100	2.8 years	26.24	16,100	26.24

	2,274,640	2.5 years	$10.92	1,778,980	$10.39

      The aggregate intrinsic value of outstanding options as of March 31, 2006 was $10.9 million, of which $9.5 million related to exercisable options. The intrinsic value of options exercised in the nine months ended March 31, 2006 was $2.5 million, and the intrinsic value of options that vested during the period was $666,000.
      The total compensation cost not yet recognized as of March 31, 2006 related to non-vested awards was $1.6 million, which will be recognized over a weighted-average period of 1.3 years. During the three-month period ended March 31, 2006, there were 28,283 shares forfeited with a weighted average grant date fair value of $10.28. During the nine-month period ended March 31, 2006, there were 77,630 shares forfeited, with a weighted average grant date fair value of $11.03. The weighted average remaining contractual life for options exercisable at March 31, 2006 was 2.0 years.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes restricted stock award activity under the 2000 Plan during the first nine months of fiscal year 2006:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at June 30, 2005	—	—
Granted	94,733	$15.39
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	94,733	$15.39

      The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense related to restricted stock of $237,000 for the nine months ended March 31, 2006. As of March 31, 2006, the total compensation cost not yet recognized related to non-vested restricted stock awards is $1.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

3.	Net Income Per Common Share
      The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

	(In thousands, except per share data)
Net income	$1,520	$2,045	$1,441	$5,399

Weighted average shares used in computing net income per common share — basic	11,139	10,837	11,076	10,713
Effect of dilutive securities:
Stock options and unvested restricted stock	678	1,053	740	886

Weighted average shares used in computing net income per common share — diluted	11,817	11,890	11,816	11,599

Net income per common share — basic	$0.14	$0.19	$0.13	$0.50
Net income per common share — diluted	$0.13	$0.17	$0.12	$0.47
      Weighted average common stock equivalents related to stock options of 586,000 and 479,000 shares were outstanding for the three and nine months ended March 31, 2006, respectively, but were not included in the calculation of diluted net income per share as the sum of the option exercise proceeds, including unrecognized compensation and unrecognized future tax benefits, divided by the aggregate number of shares under outstanding options exceeded the average stock price and, therefore, would be antidilutive.

4.	Derivative Financial Instruments and Hedging Activities
      The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2006, currency options and collars designated as hedging instruments with notional amounts of $1.1 million, $1.6 million and $1 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities depending on their valuation. At March 31, 2006, instruments with fair values of $148,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $59,000 were included in accumulated other comprehensive income. The Company expects these instruments to affect earnings over the next three months. During the three and nine months ended March 31, 2006, net gains of $39,000 and $70,000, respectively, were recorded as components of other income, net, as a result of options that were settled.
      At March 26, 2005, currency options and collars designated as hedging instruments with notional amounts of $1.2 million, $1.5 million and $1.2 million to exchange Euros, Japanese yen and Australian dollars for U.S. dollars, respectively, were outstanding. The fair values of these instruments, as derived from dealer quotations, were recorded as components of other current assets or other current liabilities depending on their valuation. At March 26, 2005, instruments with fair values of $160,000 were recorded as components of other current assets. Net unrealized gains on these instruments of $35,000 were included in accumulated other comprehensive income. During the three-month and nine-month periods ended March 26, 2005, net gains of $40,000 and $67,000, respectively, were recorded as components of other income (expense). These amounts were comprised of $40,000 and $88,000, respectively, of premiums paid for new instruments, net of $79,000 and $155,000 of gains, respectively, on the effective portion of options that were settled. As of March 26, 2005, there were no financial instruments or derivatives outstanding that did not qualify for hedge accounting.

5.	Acquired Intangible Assets
      Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology, customer order backlog and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for these intangible assets. A portion of this amortization is included as a component of the Company’s cost of product revenue on the unaudited condensed consolidated statement of income. In addition, a portion of the acquired intangible assets is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date.
      The components of acquired intangible assets are as follows:

	March 31, 2006			June 30, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Acquired intangible assets:
Customer base	$986	$(496)	$490	$987	$(380)	$607
Developed technology	1,675	(978)	697	1,675	(870)	805
Customer order backlog	40	(40)	—	40	(40)	—
Non-compete agreements	1,410	(1,297)	113	1,411	(1,268)	143

Total	$4,111	$(2,811)	$1,300	$4,113	$(2,558)	$1,555

      Acquired intangible asset amortization for three months ended March 31, 2006 and March 26, 2005 was $85,000 and $108,000, respectively. Acquired intangible asset amortization for the nine months ended

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2006 and March 26, 2005 was $253,000 and $331,000, respectively. The following table summarizes the expected remaining amortization of acquired intangible assets as of March 26, 2005:

Amortization
Fiscal Year	Expense

(In thousands)
2006 (remainder)	$84
2007	314
2008	298
2009	246
2010	228
Thereafter	130

Total future amortization expense	$1,300

      Changes in the carrying value of goodwill since June 30, 2005 were due to foreign currency translation adjustments. At both March 31, 2006 and June 30, 2005, total goodwill amounted to $18.6 million of which $5.9 million and $12.7 million were allocated to the Design Analysis Solutions and Manufacturing Solutions business units, respectively.

6.	Inventories
      Inventories consisted of the following:

	March 31,	June 30,
	2006	2005

	(In thousands)
Raw materials	$1,692	$991
Finished goods	55	390

	$1,747	$1,381

7.	Software Development Costs
      Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Software development costs eligible for capitalization were not significant in either the three months ended March 31, 2006 or March 26, 2005. In the nine months ended March 31, 2006 and March 26, 2005, costs of $410,000 and $201,000 were capitalized, respectively. All such costs have been included in other non-current assets in the Company’s condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.
      A summary of capitalized software development costs follows:

	March 31,	June 30,
	2006	2005

	(In thousands)
Gross carrying amount	$2,738	$2,328
Less — accumulated amortization	(1,548)	(1,077)

Net carrying amount	$1,190	$1,251

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income
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
      The following table presents the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

	(In thousands)
Net income	$1,520	$2,045	$1,441	$5,399
Other comprehensive income (loss):
Increase (decrease) in fair value of marketable securities, net of related tax effects	7	(4)	27	1
Increase (decrease) in value of financial instruments designated as hedges, net of related tax effects	(10)	(45)	58	29
Foreign currency translation adjustment	(506)	(219)	(1,043)	1,652

Other comprehensive income (loss)	(509)	(268)	(958)	1,682

Comprehensive income	$1,011	$1,777	$483	$7,081

9.	Restructuring Plans
2005 Plan
      In October 2005, the Company initiated a corporate restructuring plan (the “2005 plan”) to reduce operating costs. The 2005 plan included the involuntary termination of seven employees within various departments of the Company in the United States, France and Italy and the closure of the Company’s leased facility in Oregon. As a result of the 2005 plan, the Company recorded charges of $1.4 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All such items were recorded as restructuring charges in the Company’s condensed consolidated statement of income. As of March 31, 2006, all significant activities under the 2005 plan were complete. The following table presents activity against the restructuring liability during the three months ended March 31, 2006.

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total

	(In thousands)
Restructuring charge	$1,313	$14	$60	$1,387
Cash payments	(272)	(14)	(26)	(312)
Foreign exchange impact	3	—	—	3

Balance at December 31, 2005	1,044	—	34	1,078
Cash payments	(1,048)	—	(35)	(1,083)
Foreign exchange impact	4	—	1	5

Balance at March 31, 2006	$—	$—	$—	$—

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
April 2002 Plan
      In April 2002, the Company initiated a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. The April 2002 plan included the involuntary termination of 37 employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. As a result of the April 2002 plan, the Company recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of March 31, 2006 relate to long-term contractual obligations from facility commitments that will be paid over three years. The following table presents activity against the restructuring liability during the nine months ended March 31, 2006 and the remaining liability at the period end included in other long-term liabilities in the Company’s condensed consolidated balance sheet:

Lease
Termination
Costs

(In
thousands)
Balance at June 30, 2005	$447
Cash payments	(76)
Foreign exchange impact	(23)

Balance at March 31, 2006	$348

10.	Segment and Geographic Information
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

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

Revenue:
Product revenue:
Design Analysis Solutions	$5,649	$5,913	$17,733	$17,290
Manufacturing Solutions	3,854	3,574	10,586	9,686

Total product revenue	9,503	9,487	28,319	26,976

Services revenue:
Design Analysis Solutions	5,993	5,750	17,937	17,182
Manufacturing Solutions	761	660	2,175	1,978

Total services revenue	6,754	6,410	20,112	19,160

Total revenue:
Design Analysis Solutions	11,642	11,663	35,670	34,472
Manufacturing Solutions	4,615	4,234	12,761	11,664

Total revenue	$16,257	$15,897	$48,431	$46,136

Costs and operating expenses:
Design Analysis Solutions	$5,909	$5,589	$16,851	$15,064
Manufacturing Solutions	4,938	4,547	14,709	12,462
Unallocated	4,443	4,346	16,816	13,336

Total costs and operating expenses	$15,290	$14,482	$48,376	$40,862

Segment income (loss) from operations:
Design Analysis Solutions	$5,733	$6,074	$18,819	$19,408
Manufacturing Solutions	(323)	(313)	(1,948)	(798)
Unallocated	(4,443)	(4,346)	(16,816)	(13,336)

Total income from operations	$967	$1,415	$55	$5,274

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

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

	(In thousands)
Revenue:
Asia/ Australia:
Design Analysis Solutions products	$3,218	$3,119	$9,256	$8,610
Manufacturing Solutions products	173	4	329	43
Design Analysis Solutions services	2,130	1,962	6,455	5,900
Manufacturing Solutions services	5	4	20	9

Total Asia/ Australia	5,526	5,089	16,060	14,562

Americas:
Design Analysis Solutions products	784	963	2,272	2,640
Manufacturing Solutions products	3,118	3,082	8,407	8,121
Design Analysis Solutions services	1,497	1,371	4,343	4,089
Manufacturing Solutions services	549	433	1,560	1,235

Total Americas	5,948	5,849	16,582	16,085

Europe:
Design Analysis Solutions products	1,647	1,831	6,205	6,040
Manufacturing Solutions products	563	488	1,850	1,522
Design Analysis Solutions services	2,366	2,417	7,139	7,193
Manufacturing Solutions services	207	223	595	734

Total Europe	4,783	4,959	15,789	15,489

Consolidated:
Design Analysis Solutions products	5,649	5,913	17,733	17,290
Manufacturing Solutions products	3,854	3,574	10,586	9,686
Design Analysis Solutions services	5,993	5,750	17,937	17,182
Manufacturing Solutions services	761	660	2,175	1,978

Total consolidated	$16,257	$15,897	$48,431	$46,136

      Revenue from unaffiliated customers in Japan for the three months ended March 31, 2006 and March 26, 2005 was $3.1 million and $3.3 million, respectively, which represented 19% and 21% of total revenue in each period. Revenue from unaffiliated customers in Japan for the nine months ended March 31, 2006 and March 26, 2005 was $9.4 million and $9.2 million, respectively, which represented 19% and 20% of total revenue, respectively, in each period. Substantially all of the revenue in the Americas region is derived from the United States.

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      For the three and nine months ended March 31, 2006, the Company recorded tax provisions of $172,000 and $566,000, respectively. The tax provision for the nine months ended March 31, 2006 reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in the Company’s tax liabilities upon the resolution of certain tax position uncertainties. For the three and nine months ended March 26, 2005, the Company recorded a tax (benefit) provision of ($139,000) and $1.1 million, respectively, both of which included the impact of a $230,000 one-time benefit arising from the reduction of a valuation allowance recorded against deferred tax assets of one of the Company’s European subsidiaries.
      In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the local tax authority. In November 2005, the Company received a notice of assessment from the tax authority related to its 2001 tax year, which assessed a tax due in an amount of $1.3 million (A$1.8 million). Subsequently, the Company was issued penalty and interest charges totaling $1.0 million (A$1.4 million) related to the tax assessment for the 2001 year.
      In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company paid $667,000 (A$907,000), approximately 50% of the income tax assessment, to the tax authority in December 2005, which was recorded as a current asset as of March 31, 2006. In April 2006, the Company paid 50% of the penalty and interest charges totaling $502,000 (A$708,000), which was also recorded as a current asset.
      The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute. In addition, during the fourth quarter of fiscal 2006, the Company expects to receive a notice of assessment, interest and penalty charges related to 1994 and 1995 totaling approximately $3.6 million (A$5.0 million).
      The Company currently estimates that the maximum amount of liabilities, including penalties and interest, that could be assessed against us by the tax authority, including amounts already assessed, is approximately $5.9 million (A$8.2 million). This estimated amount represents the total gross liabilities and does not include the benefits of the related tax effects of any such payments or tax benefits that may be available in other tax years, both of which may serve to mitigate our total expense that would be recorded in the Company’s results of operations.

12.	Contingencies, Commitments and Guarantor Arrangements
      In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include indemnities to various lessors in connection with facility leases; indemnities to customers related to performance of services subcontracted to other providers; indemnities to vendors that guarantee expenses incurred by employees of the Company, indemnities to former employees in connection with their prior services as director or officer of the Company or its subsidiary companies, and performance under credit facilities of the Company’s subsidiaries. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2006.

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

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

	(In thousands)
				?
Balance at beginning of period	$157	$280	$120	$254
Additions	18	—	64	55
Revisions to estimated liabilities	—	(100)	—	(100)
Settlements	(16)	(25)	(25)	(54)

Balance at end of period	$159	$155	$159	$155

13.	Recent Accounting Pronouncements
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either

MOLDFLOW CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company’s 2007 fiscal year. The Company will determine the impact of this standard on its condensed consolidated financial statements when and if an accounting change or error correction occurs.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is in the process of assessing the impact , if any, of the adoption of this statement on its financial results.
      In March 2006, the FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company is in the process of assessing the impact, if any, of the adoption of this statement on its financial results.

14.	Subsequent Event
      On April 13, 2006, the Company announced a corporate restructuring plan for its Manufacturing Solutions business unit (the “April 2006 plan”). The April 2006 plan includes the elimination of certain positions within the Company and termination of certain employees. The Company expects to record a charge of between $1.0 million and $1.5 million in its fourth fiscal quarter of 2006 related to this plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy and the strategy for our two business units to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 22 we discuss our Results of Operations for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 26, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”
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
      We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in Part II, Item 1A. “Risk Factors”. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.
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
      We sell our products and services internationally through our direct sales operations in 16 countries. We also sell through a network of distributors and value-added resellers and through distribution arrangements with developers of other design software products. Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly growing economies in China, Taiwan, India and other developing countries present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.
      A significant part of our growth strategy is based upon building on the customer loyalty that we have achieved and the large installed base that we have built. In the third quarter of fiscal 2006, we received approximately 58% of our overall revenue from repeat customers. We deliver product releases on a regular and timely basis which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the company to ensure that their needs are met.
      Our uses of cash include capital expenditures to support our operations and our product development, mergers and acquisitions, and investments in growth initiatives. We continue to evaluate merger and acquisition opportunities to the extent they support our strategy and our growth objectives.

Design Analysis Solutions
      The Design Analysis Solutions (“DAS”) business unit serves the product, part and mold tooling design markets. Our strategy is to provide powerful and sophisticated solutions that enable our customers to optimize the design of parts and molds in order to reduce the time to market, improve the reliability of the production process, improve part quality and lower the cost of manufacture for parts once in production.
      Our primary product offerings are our Moldflow Plastics Advisers (“MPA”) for part and mold design optimization and our Moldflow Plastics Insight (“MPI”) for in-depth simulation for part and mold design validation and optimization.
Manufacturing Solutions
      The Manufacturing Solutions (“MS”) business unit serves the plastics-focused discrete manufacturing sector. Our strategy is to provide powerful integrated solutions that enable our customers to optimize and control the set-up of an injection molding machine, monitor and control the injection molding process, control the temperature and flow of plastic into the mold and monitor and report on the process and production at both the machine and plant-wide level. These products enable customers to improve the reliability of their production process, improve their production yield and efficiency and reduce their costs of production by reducing material usage and cycle times.
      MS includes two product types: real-time production management systems and process optimization and control products, both of which are included under the broad market category of Collaborative Production Management (“CPM”) products. CPM products provide manufacturers with the means to plan, control and run their manufacturing operations on an on-going basis. Our primary MS product is our Altanium hot runner process controller, which assures that plastic materials are kept in optimal molten state until injected in the part cavity in order to achieve higher yields, better part quality and reduced cycle time.
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
      Effective July 1, 2005, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires us to expense the fair value of stock options and other forms of share-based compensation granted to employees and directors. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and the expected life of the equity instrument. In accordance with SFAS No. 123(R), we recorded $355,000 and $1.5 million, respectively, of share-based compensation, net of related tax effects, in the three-month and nine-month periods ended March 31, 2006. Prior to fiscal 2006, we accounted for share-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Thus, prior to the first quarter of fiscal 2006, we did not record any significant compensation cost related to share-based awards. Periods prior to our first quarter of fiscal 2006 were not restated to reflect the fair value method of expensing stock options and other forms of share-based compensation. The impact of expensing stock awards on our earnings is and will continue to be significant and is further described in Note 2 to the unaudited condensed consolidated financial statements.
      For a more detailed explanation of the judgments included in our critical accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Overview of Results of Operations for the Three Months and Nine Months Ended March 31, 2006
     Financial highlights included:

•	Revenue of $16.3 million in the third quarter of fiscal 2006 compared to $15.9 million in the third quarter of fiscal 2005,

•	Revenue of $48.4 million in the first nine months of fiscal 2006 compared to $46.1 million in the first nine months of fiscal 2005,

•	DAS revenue of $11.7 million and $35.7 million in the three and nine months ended March 31, 2006, respectively, compared to $11.7 million and $34.5 million, respectively, in the same periods of the previous fiscal year,

•	MS revenue of $4.6 million and $12.8 million in the three and nine months ended March 31, 2006, respectively, increased from $4.2 million and $11.7 million, respectively, in the same periods of the previous fiscal year, and

•	Income from operations of $967,000 and $55,000 for the three and nine months ended March 31, 2006, respectively, which included the effect of $355,000 and $1.5 million of costs, net of tax, respectively, related to share-based compensation expense. In addition, the nine months ended March 31, 2006, also included a charge of $1.2 million, net of related tax effects, related to our 2005 restructuring plan.
     Summary of Operating Performance:

	Three Months		Three Months
	Ended	As a %	Ended	As a %
	March 31,	of	March 26,	of
	2006	Revenue	2005	Revenue

	(In thousands, except for percentage data)
Revenue	$16,257	100%	$15,897	100%
Cost of revenue	4,312	26	3,730	23
Operating expenses	10,978	68	10,752	68

Income from operations	$967	6%	$1,415	9%

	Nine Months		Nine Months
	Ended	As a %	Ended	As a %
	March 31,	of	March 26,	of
	2006	Revenue	2005	Revenue

	(In thousands, except for percentage data)
Revenue	$48,431	100%	$46,136	100%
Cost of revenue	12,642	26	10,392	23
Operating expenses	35,734	74	30,470	66

Income from operations	$55	—%	$5,274	11%

      Total revenue in our third quarter and first nine months of fiscal 2006 increased 2% and 5%, respectively, from the comparable periods of fiscal 2005. This was primarily the result of increased revenue from our DAS business unit in Japan, Korea and Taiwan, driven by sales to the automotive and electronics industries. This growth was partially offset by unfavorable changes in foreign currency exchange rates from the comparable periods of fiscal 2005.
      Cost of revenue in our third quarter and first nine months of fiscal 2006 increased 16% and 22%, respectively, from the comparable periods of fiscal 2005. The increase in both periods was primarily a result of higher direct material costs associated with increased sales of our MS products, increased freight costs and the costs of distribution personnel arising from our expansion of our MS business in our European and Asia/ Australia regions.
      Operating expenses in our third quarter and first nine months of fiscal 2006 increased 2% and 17%, respectively, from the comparable periods of fiscal 2005. We adopted the provisions of SFAS 123(R) on July 1, 2005, and, accordingly, we recorded $511,000 ($355,000, net of related tax effects) and $1.7 million ($1.5 million, net of related tax effects) of share-based compensation in the three and nine months ended March 31, 2006, respectively. These expenses were not required to be included in our operating expenses prior to July 1, 2005 and, thus, there is no corresponding expense in the prior fiscal year. For the three-month period, the remainder of the increase was primarily due to the cost of personnel added in our operations. For the nine month period, the remainder was due to the cost of personnel added in our operations, increased professional service fees, including those related to our Sarbanes-Oxley compliance efforts and the impact of our corporate restructuring plan undertaken in October of 2005 to reduce operating costs, which resulted in a charge of $1.2 million, net of related tax effects, related to the elimination of several positions and the termination of one facility lease.
      We finished the first nine months of fiscal 2006 with $61.3 million of cash and marketable securities, compared to $60.2 million of cash and marketable securities as of June 30, 2005. We have no long-term debt.
Results of Operations
      The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

Revenue:
Product	58%	60%	58%	58%
Services	42	40	42	42

Total revenue	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenue	16%	13%	15	13%
Cost of services revenue	11	10	11	10
Research and development	15	14	15	13
Selling and marketing	35	36	36	35
General and administrative	17	18	20	18
Restructuring charges	—	—	3	—
Amortization of acquired intangible assets	—	—	—	—

Total costs and operating expenses	94	91	100	89

Income from operations	6	9	—	11
Interest income, net	4	3	4	3
Other income, net	—	1	—	—

Income before income taxes	10	13	4	14
Provision for (benefit from) income taxes	—	—	1	2

Net income	10%	13%	3%	12%

     Revenue
      We generate revenue from license fees for our packaged software, product fees for our hardware-based products and service fees derived primarily from maintenance and support contracts.
      The following table sets forth our total revenue for the three-month and nine-month periods ended March 31, 2006 and March 26, 2005:

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

		(In thousands)
Revenue:
Product	$9,503	$9,487	$28,319	$26,976
Services	6,754	6,410	20,112	19,160

Total	$16,257	$15,897	$48,431	$46,136

      The following table sets forth our total revenue by geographic region for the three-month and nine-month periods ended March 31, 2006 and March 26, 2005:

	Three Months Ended		Nine Months Ended

	March 31,	March 26,	March 31,	March 26,
	2006	2005	2006	2005

	(In thousands, except for percentage data)
Revenue:
Asia/ Australia	$5,526	$5,089	$16,060	$14,562
Americas	5,948	5,849	16,582	16,085
Europe	4,783	4,959	15,789	15,489

Total	$16,257	$15,897	$48,431	$46,136

Percentage of total revenue:
Asia/ Australia	34%	32%	33%	31%
Americas	37	37	34	35
Europe	29	31	33	34

Total	100%	100%	100%	100%

Product Revenue
      The following table sets forth our product revenue by product group and geography for the three-month and nine-month periods ended March 31, 2006 and March 26, 2005:

		Increase
		(Decrease)
	Three Months	Compared to		Three Months
	Ended	Prior Year		Ended
	March 31,			March 26,
	2006	$	%	2005

	(In thousands, except for percentage data)
Asia/ Australia product revenue:
Design Analysis Solutions	$3,218	$99	3%	$3,119
Manufacturing Solutions	173	169	4225	4

Total	3,391	268	9	3,123

Americas product revenue:
Design Analysis Solutions	784	(179)	(19)	963
Manufacturing Solutions	3,118	36	1	3,082

Total	3,902	(143)	4	4,045

Europe product revenue:
Design Analysis Solutions	1,647	(184)	(10)	1,831
Manufacturing Solutions	563	75	15	488

Total	2,210	(109)	(5)	2,319

Total product revenue:
Design Analysis Solutions	5,649	(264)	(4)	5,913
Manufacturing Solutions	3,854	280	8	3,574

Total	$9,503	$16	—%	$9,487

Percentage of total product revenue:
Design Analysis Solutions	59%			62%
Manufacturing Solutions	41			38

Total	100%			100%

		Increase
		(Decrease)
	Nine Months	Compared to		Nine Months
	Ended	Prior Year		Ended
	March 31,			March 31,
	2006	$	%	2005

	(In thousands, except for percentage data)
Asia/ Australia product revenue:
Design Analysis Solutions	$9,256	$646	8%	$8,610
Manufacturing Solutions	329	286	665	43

Total	9,585	932	11	8,653

Americas product revenue:
Design Analysis Solutions	2,272	(368)	(14)	2,640
Manufacturing Solutions	8,407	286	4	8,121

Total	10,679	(82)	(1)	10,761

Europe product revenue:
Design Analysis Solutions	6,205	165	3	6,040
Manufacturing Solutions	1,850	328	22	1,522

Total	8,055	493	7	7,562

Total product revenue:
Design Analysis Solutions	17,733	443	3	17,290
Manufacturing Solutions	10,586	900	9	9,686

Total	$28,319	$1,343	5%	$26,976

Percentage of total product revenue:
Design Analysis Solutions	63%			64%
Manufacturing Solutions	37%			36%

Total	100%			100%

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
      Product revenue for the three months ended March 31, 2006 of $9.5 million was unchanged from the three months ended March 26, 2005, as increases in sales denominated in foreign currencies were fully offset by changes in currency exchange rates relative to those in effect during the same period of the prior fiscal year. We continue to expand the distribution of our Altanium hot runner process controller product into our Asia/ Australia and European regions, which increased overall MS product revenue. This growth was partially offset by declines in product revenue from our DAS business unit which arose due to challenging automotive markets in the United States and Germany.
      We added 84 new customers in the third quarter of fiscal 2006, compared to 96 new customers in the same period of fiscal 2005. Sales to new customers represented 42% of total product revenue in the three months ended March 31, 2006, compared to 29% of total product revenue in the three months ended March 26, 2005.

      Product revenue for the first nine months of fiscal 2006 increased by 5% to $28.4 million from $27.0 million in the comparable period of the previous fiscal year. Again, changes in foreign exchange rates from those of the comparable period of the prior year had an unfavorable impact on product revenue, decreasing total product revenues by $811,000 compared to the same period of the prior year. Despite the negative impact of changes in foreign exchange rates, product revenue for the first nine months of the fiscal year increased from the same period of the prior year driven by increased sales of our Moldflow Plastics Insight product in our Asia/Australia region and increased sales of Altanium in all regions.
      We added 278 new customers in the first nine months of fiscal 2006, compared to 274 new customers in the comparable period of fiscal 2005. Sales to new customers represented 35% of total product revenue in the nine months ended March 31, 2006, compared to 31% of total product revenue in the nine months ended March 26, 2005.
     Services Revenue
      We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees, material testing services and repairs.
      In the three months ended March 31, 2006, services revenue from the DAS business unit was $6.0 million and services revenue from the MS business unit was $761,000. In the three months ended March 26, 2005, services revenue from the DAS business unit was $5.8 million and services revenue from the MS business unit was $660,000. Total revenue derived from services increased by 5% in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005. This increase was primarily from the sale of maintenance contracts, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in prior years. These increases were partially offset by unfavorable changes in foreign exchange rates from those of the comparable period of the prior year, which decreased total services revenue by $381,000.
      In the nine months ended March 31, 2006, services revenue from the DAS business unit was $17.9 million and services revenue from the MS business unit was $2.2 million. In the nine months ended March 26, 2005, services revenue from the DAS business unit was $17.2 million and services revenue from the MS business unit was $2.0 million. Total revenue derived from services increased by 5% from the first nine months of fiscal 2005 due to growth in our installed customer base, which increased revenues from maintenance contracts. This was partially offset by unfavorable changes in foreign exchange rates, which decreased total services revenue by $709,000.
     Cost of Revenue

		Increase
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$	%	2005

	(In thousands, except for percentage data)
Cost of revenue:
Product	$2,528	$440	21%	$2,088
Services	1,784	142	9	1,642

	$4,312	$582	16%	$3,730

As a percentage of total revenue	27%			23%

		Increase
		Compared to
	Nine Months	Prior		Nine Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$	%	2005

	(In thousands, except for percentage data)
Cost of revenue:
Product	$7,540	$1,736	30%	$5,804
Services	5,102	514	11	4,588

	$12,642	$2,250	22%	$10,392

As a percentage of total revenue	26%			23%
     Cost of Product Revenue
      Cost of product revenue consists primarily of the costs associated with hardware components for our MS products, compact discs and related packaging material, duplication and shipping costs and the compensation of our distribution personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to acquired intangible assets.
      Our cost of product revenue was $2.5 million in the three months ended March 31, 2006, compared to $2.1 million in the three months ended March 26, 2005, an increase of $440,000. Significant components of this change included: $327,000 of increased personnel and direct material costs attributed to the growth of the MS business in our European and Asia/ Australia regions, and $15,000 of share-based compensation expense, a result of our adoption of SFAS 123(R).
      Our cost of product revenue was $7.5 million in the nine months ended March 31, 2006, compared to $5.8 million in the nine months ended March 26, 2005, an increase of $1.7 million. Significant components of this change included: $1.0 million of increased personnel and direct material costs attributed to the growth of the MS business in our European and Asia/ Australia regions, a $240,000 increase in shipping costs resulting from increased MS product revenue and $49,000 of share-based compensation expense.
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
      Our cost of services revenue of $1.8 million in the three months ended March 31, 2006, compared to $1.6 million in the three months ended March 26, 2005, an increase of $142,000. Significant components of this change included: $81,000 of increased compensation and facility related costs, a result of additional personnel and salary increases, and $24,000 of share-based compensation expense, a result of our adoption of SFAS 123(R).
      Our cost of service revenue was $5.1 million in the nine months ended March 31, 2006, compared to $4.6 million in the nine months ended March 26, 2005, an increase of $514,000. Significant components of this change included: $282,000 of increased compensation and facility related costs, a result of additional personnel and salary increases, and $81,000 of share-based compensation expense.

     Research and Development

		Increase
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
Research and development	$2,459	$299	14%	$2,160
As a percentage of total revenue	15%			14%

		Increase
		Compared to
	Nine Months	Prior		Nine Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
Research and development	$7,135	$1,290	22%	$5,845
As a percentage of total revenue	15%			13%
      We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, the Company did not have any capitalized research and development costs in the three months ended March 31, 2006 and March 26, 2005. In the nine months ended March 31, 2006 and March 26, 2005, costs of $410,000 and $201,000, respectively, were capitalized. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.
      Our research and development expenses were $2.5 million in the three months ended March 31, 2006 compared to $2.2 million in the three months ended March 26, 2005, an increase of $299,000. Significant components of this change included: $292,000 of costs related to the redeployment of our product line management staff to our research and development group from our marketing group and $89,000 of share-based compensation expense, a result of our adoption of SFAS 123(R). These increases were partially offset by other cost reductions and the impact of foreign exchange rates.
      Our research and development expenses were $7.1 million in the nine months ended March 31, 2006 compared to $5.8 million in the nine months ended March 26, 2005, an increase of $1.3 million. Significant components of this change included: $918,000 of costs related to the redeployment of our product line management staff to our research and development group from our marketing group and $261,000 of share-based compensation expense. These increases were partially offset by reductions in compensation and facility related costs, a result of fewer employees and the impact of foreign exchange rates.
     Selling and Marketing

		Increase
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
Selling and marketing	$5,786	$136	2%	$5,650
As a percentage of total revenue	36%			36%

		Increase
		Compared to
	Nine Months	Prior		Nine Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
Selling and marketing	$17,303	$1,347	8%	$15,956
As a percentage of total revenue	36%			35%
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
      Our selling and marketing expenses were $5.8 million in the three months ended March 31, 2006, compared to $5.6 million in the three months ended March 26, 2005, an increase of $136,000. Significant components of this change included: $130,000 of share-based compensation expense, a result of our adoption of SFAS 123(R); $79,000 of increased third-party manufacturers’ representatives commissions; $79,000 of increased compensation and facility related costs, a result of additional personnel; and $85,000 of increased spending on promotional activities. All of these increases were partially offset by the redeployment of our product line management staff to our research and development group from our marketing group, which reduced selling and marketing costs by $292,000.
      Our selling and marketing expenses were $17.3 million in the nine months ended March 31, 2006, compared to $16.0 million in the nine months ended March 26, 2005, an increase of $1.3 million. Significant components of this change included: $880,000 of increased compensation and facility related costs, a result of additional personnel; $405,000 of share-based compensation expense; $357,000 of travel and entertainment expense due to increased headcount and cost of travel; and $214,000 of increased third-party manufacturers’ representatives commissions. All of these increases were partially offset by the redeployment of our product line management staff to our research and development group from our marketing group, which reduced selling and marketing costs by $918,000.
     General and Administrative

		(Decrease)
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
General and administrative	$2,684	$(185)	(6)%	$2,869
As a percentage of total revenue	17%			18%

		Increase
		Compared to
	Nine Months	Prior		Nine Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
General and administrative	$9,762	$1,317	16%	$8,445
As a percentage of total revenue	20%			18%
      General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.
      Our general and administrative expenses were $2.7 million in the three months ended March 31, 2006, compared to $2.9 million in the three months ended March 26, 2005, a decrease of $185,000, as a result of a

$397,000 reduction in financial statement audit and professional fees related to Sarbanes-Oxley compliance was partially offset by $253,000 of share-based compensation expense.
      Our general and administrative expenses were $9.7 million in the nine months ended March 31, 2006, compared to $8.4 million in the nine months ended March 26, 2005, an increase of $1.3 million. Significant components of this change included: $900,000 of share-based compensation expense and $425,000 of increased compensation and facility related costs, a result of additional personnel.
     Restructuring Charges
      In October 2005, we enacted a corporate restructuring plan to reduce costs and consolidate operations. The plan included the involuntary termination of certain employees from various departments and the termination of an operating lease. As a result of these actions, we recorded a charge of $1.4 million in the three months ended December 31, 2005, which was recorded as a restructuring charge in our unaudited condensed consolidated statement of income. As of March 31, 2006, all significant activities under the plan were completed.
      In April 2006, we announced a plan to restructure our Manufacturing Solutions business unit. This plan includes the elimination of certain positions within the Company and the termination of certain employees. We expect to record a charge of between $1.0 million and $1.5 million in our fourth fiscal quarter of 2006 related to this plan.
     Amortization of Acquired Intangible Assets

		Decrease
		Compared to
	Three Months	Prior		Three Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$49	$(24)	(33)%	$73
As a percentage of total revenue	1%			1%

		Decrease
		Compared to
	Nine Months	Prior		Nine Months
	Ended	Fiscal Year		Ended
	March 31,			March 26,
	2006	$ %		2005

	(In thousands, except for percentage data)
Amortization of acquired intangible assets	$147	$(77)	(34)%	$224
As a percentage of total revenue	1%			1%
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
      Our interest income was $663,000 in the three months ended March 31, 2006 compared to $405,000 in the three months ended March 26, 2005. Interest income was $1.9 million in the nine months ended March 31, 2006 compared to $1.1 million in the nine months ended March 26, 2005. The increase in interest income in both periods is due to higher levels of cash on-hand invested at higher interest rates than those existing during the three and nine months ended March 26, 2005.

     Other Income, Net
      Other income, net includes gains and losses arising from translation of foreign currency denominated asset and liability balances, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.
      Our other income was $62,000 in the three months ended March 31, 2006 compared to $86,000 in the three months ended March 26, 2005. Our other income was $96,000 in the nine months ended March 31, 2006 compared to a $44,000 expense for the nine months ended March 26, 2005.
     Provision for Income Taxes
      We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes.
      For the three and nine months ended March 31, 2006, we recorded tax provisions of $172,000 and $566,000, respectively, reflecting an effective tax rate of 10% and 28%, respectively. The difference between the effective tax rate and the U.S. federal statutory income tax rate of 34% was due primarily to limited levels of ordinary income at the end of the quarter as operating losses incurred in certain jurisdictions could not be benefited. The rate for the nine months ended March 31, 2006 also reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties.
      For the three and nine months ended March 26, 2005, we recorded tax provisions reflecting tax rates of (7)% and 16%, respectively. The difference between those effective tax rates and the U.S. federal statutory income tax rate of 34% was primarily due to a one-time $741,000 benefit arising from the reduction of a valuation allowance recorded against deferred tax assets of one of our European subsidiaries in the third fiscal quarter of 2005.
      We currently estimate that our income tax rate for the remaining quarter of fiscal 2006 will be in the range of 41% to 46%, and that this will result in an estimated effective income tax rate in the range of 35% to 37% for the full fiscal year. This estimated annual rate range does not take into account any discrete items that may impact the rate in future periods and is subject to change based on a number of factors set forth below. Our effective tax rate for fiscal 2005 was 20%.
      Our actual effective tax rate for 2006 may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory tax rate, as well as the timing and extent of the realization of deferred tax assets, changes in tax law and potential acquisitions. Further, we believe that our tax rate may fluctuate within a fiscal year, including from quarter to quarter, due to potential items arising from discrete events, including settlement of tax audits and assessments, acquisitions of other companies, changes in generally accepted accounting principles or other events. In connection with the American Jobs Creation Act of 2004, we may be able to repatriate certain of our foreign cash holdings in fiscal 2006 at a reduced rate of tax under the dividend reinvestment provisions of the Act. If we elect to do so, we will be required to record a provision for U.S. income tax purposes in our consolidated financial statements at the time our management and directors approve and commit to a reinvestment plan, which may increase our income tax rate for fiscal 2006.
      We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss carryforwards in certain jurisdictions, including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At March 31, 2006, we had total net deferred tax assets of $398,000, net of a tax asset valuation allowance of $2.3 million and deferred tax liabilities of $786,000. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. In November 2005, we received a notice of assessment from the tax authority related to its

2001 tax year, which assessed a tax due in an amount of $1.3 million (A$1.8 million). Subsequently, we were issued penalty and interest charges totaling $1.0 million (A$1.4 million) related to the tax assessment for the 2001 year.
      In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid $667,000 (A$907,000), approximately 50% of the income tax assessment, to the tax authority in December 2005, which was recorded as a current asset as of March 31, 2006. In April 2006, we paid 50% of the penalty and interest charges totaling $502,000 (A$708,000), which was also recorded as a current asset.
      The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute. In addition, during the fourth quarter of fiscal 2006, we expect to receive a notice of assessment, interest and penalty charges related to 1994 and 1995 totaling approximately $3.6 million (A$5.0 million).
      We currently estimate that the maximum amount of liabilities, including penalties and interest, that could be assessed against us by the tax authority, including amounts already assessed, is approximately $5.9 million (A$8.2 million). This estimated amount represents the total gross liabilities and does not include the benefits of the related tax effects of any such payments or tax benefits that may be available in other tax years, both of which may serve to mitigate our total expense that would be recorded in our results of operations.
      We believe that the positions taken in our tax returns with respect to these matters have merit and will be sustained, and we are taking steps to preserve our rights through the tax authority’s objection process. Accordingly, no liabilities have been recorded in our unaudited consolidated balance sheet related to amounts of additional tax, penalty or interest that have been assessed to date or that may be assessed by the Australian tax authority in the future. Because the resolution of these issues is inherently uncertain at this time, we cannot currently predict whether the ultimate resolution of these matters will have a material adverse effect on our results of operations. In addition, professional fees related to these matters have been and may continue to be significant.
Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 26,
	2006	2005

	(In thousands)
Cash provided by operating activities	$1,458	$5,086
Cash provided by investing activities	3,136	3,498
Cash provided by financing activities	1,994	1,879
Effect of exchange rate changes on cash and cash equivalents	(921)	1,338

Net increase in cash and cash equivalents	5,667	11,801
Cash and cash equivalents, beginning of period	48,910	35,987

Cash and cash equivalents, end of period	$54,577	$47,788

Marketable securities, end of period	$6,762	$10,970

Cash, cash equivalents and marketable securities, end of period	$61,339	$58,758

      Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of March 31, 2006, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $54.6 million, our marketable securities balance of $6.8 million and our credit facilities. In February 2005, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at March 31, 2006. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At March 31, 2006, we had employed $465,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.5 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of March 31, 2006, we had no outstanding debt.
      At March 31, 2006, our marketable securities consisted of corporate bonds and U.S. government securities with maturity dates greater than three months from our date of purchase. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 31, 2006, we were in compliance with this internal policy.
      Operating activities generated $1.5 million of cash in the nine months ended March 31, 2006 as compared to $5.1 million in the nine months ended March 26, 2005. In the first nine months of fiscal 2006, cash of $4.8 million was provided by our net income adjusted for certain non-cash charges and expenses, such as depreciation and amortization. In addition, increases in deferred revenue due to customer renewals of prepaid maintenance contracts generated $1.5 million of cash. These items were partially offset by a $1.7 million increase in inventories and prepaid expenses, which included the impact of our payment of a portion of the assessment received from the Australian tax authority, and a $937,000 increase in accounts receivable and payments against accounts payable balances of $2.1 million. In the nine months ended March 26, 2005, cash of $7.2 million was provided by our net income adjusted for certain non-cash charges and expenses, such as depreciation and amortization, partially offset by net changes in operating assets and liabilities, which consumed $2.1 million of cash.
      Investing activities provided $3.1 million of cash in the first nine months of fiscal 2006 and $3.5 in the same period of the previous year. In the first nine months of fiscal 2006, sales and maturities of marketable securities provided $15.7 million of cash, which was partially offset by purchases of marketable securities, fixed assets and the capitalization of software development costs which, in total, consumed $12.6 million of cash. In the first nine months of fiscal 2005, sales and maturities of marketable securities, net of purchases, provided $4.7 million of cash, which was partially offset by purchases of fixed assets and the capitalization of software development costs which, in total, consumed $1.2 million of cash.
      Net cash of $2.0 million and $1.9 million was provided by financing activities in the first nine months of fiscal 2006 and 2005, respectively. In both periods, cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan (“ESPP”). The ESPP was terminated by our Board of Directors effective June 30, 2005.
      We are authorized to repurchase up to 500,000 shares of our common stock. Prior to fiscal 2005, we purchased 276,000 shares. Since then, we have not repurchased any such shares.
      We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements for fiscal 2006 are expected to be approximately $2 million of which, $1.4 million has been expended on purchases of fixed assets and capitalized software development costs as of March 31, 2006. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.
Off-Balance Sheet Financing Arrangements
      We do not have any special purpose entities or off-balance sheet financing arrangements.
Recent Accounting Pronouncements
      In October 2004, the American Jobs Creation Act of 2004 was passed. The enactment of AJCA created a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. However, AJCA will also phase-out the existing extra-territorial income exclusion for foreign sales over a two-year period because it was viewed to be inconsistent with international trade protocols by the European Union. In accordance with these provisions, we have determined that the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return and will have no effect on the deferred tax assets and liabilities existing at the enactment date.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for our 2007 fiscal year. We will determine the impact of this standard on our consolidated financial statements if an accounting change or error correction occurs.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. Management is in the process of assessing the impact, if any, of the adoption of this statement on our financial results.

      In March 2006, the FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Management is in the process of assessing the impact, if any, of the adoption of this statement on our financial results.
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
      We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates from time to time may affect our operating results and our invested cash balances. At March 31, 2006, we had $19.2 million of cash and cash equivalents invested in foreign currency accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We engage in hedging transactions designed to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.
      Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At March 31, 2006, the fair value and principal amounts of our marketable securities portfolio amounted to $6.8 million, with a yield to maturity of 4.5%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment. Our interest income will continue to fluctuate based upon changes in market interest rates and levels of cash available for investment. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. However, given the relatively short maturities and investment-grade quality of our marketable securities portfolio, a sharp rise in interest rates should not have a material adverse effect on the fair value of these instruments. These instruments potentially expose us to credit risk; however, we place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Those guidelines limit the amount of credit exposure to any one issue, issuer or type of instrument.

      In addition, our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
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

Our business may be disrupted by the execution of our current restructuring plans and we may not achieve the anticipated savings associated with the plans.
      In the second and fourth quarters of fiscal 2006 we announced targeted restructuring plans, including an announcement in our fourth quarter of a worldwide restructuring of our Manufacturing Solutions (“MS”) business unit. These restructuring plans will require a significant amount of time and executive level resources for their implementation. We believe these actions will result in overall savings during our 2007 fiscal year. As these plans are implemented, they may require more executive level time and resources than we originally anticipated, may have a negative effect on the productivity of the MS business unit employees and the Company may not realize the anticipated savings from the restructuring plans during the time frames indicated. Even if the anticipated cost savings are achieved in our fourth quarter restructuring, the Manufacturing Solutions business unit may remain unprofitable which would have a material negative impact on our net income.

Our business model is changing as we further develop and exploit our MS products.
      We seek to develop and implement a robust set of MS products and plan to devote research and development, marketing and executive level resources to this business unit. Further expenditures of time and effort will be required in order to maximize the potential of this set of products. Our results of operations could be adversely affected by significant delays in developing, completing or shipping new or enhanced MS products or by delays in acceptance of these products by customers. Because the MS products interact with other factory or enterprise-wide systems, we may be required to provide additional functionality or services, which may delay the recognition of revenue.

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
      In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the local tax authority. In November 2005, we received a notice of assessment from the tax authority related to its 2001 tax year, which assessed a tax due in an amount of $1.3 million (A$1.8 million). Subsequently, we were issued penalty and interest charges totaling $1.0 million (A$1.4 million) related to the tax assessment for the 2001 year.
      In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid $667,000 (A$907,000), approximately 50% of the income tax assessment, to the tax authority in December 2005, which was recorded as a current asset as of March 31, 2006. In April 2006, we paid 50% of the penalty and interest charges totaling $502,000 (A$708,000), which was also recorded as a current asset.
      The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute. In addition, during the fourth quarter of fiscal 2006, we expect to receive a notice of assessment, interest and penalty charges related to 1994 and 1995 totaling approximately $3.6 million (A$5.0 million).
      We currently estimate that the maximum amount of liabilities, including penalties and interest, that could be assessed against us by the tax authority, including amounts already assessed, is approximately $5.9 million (A$8.2 million). This estimated amount represents the total gross liabilities and does not include the benefits of the related tax effects of any such payments or tax benefits that may be available in other tax years, both of which may serve to mitigate our total expense that would be recorded in our results of operations.
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

We are dependent on third parties such as resellers and distributors to distribute a substantial portion of our MS products.
      We now distribute a substantial portion of our MS products through a network of independent, regional channel partners. In addition, we are adding more channel partners and entering into OEM agreements in geographically dispersed locations in order to sell our products to new customers. The channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we are highly dependent on the efforts of the channel partners. Difficulties in ongoing relationships with channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and support a larger installed base of our products. If the channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

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
      We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first and, to a lesser extent, our third fiscal quarter, in many of the markets in which we sell our products,

•	because the gross margins of our MS business are lower than the gross margins of our Design Analysis Solutions (“DAS”) business, our gross margin and operating income may decline as the MS business grows as a percentage of total revenue,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending, required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and corresponding changes in pricing policies,

•	our increased use of third parties such as distributors, OEM partners and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations, and certain on-going tax audits or investigations by various local tax authorities that may lead to the loss of certain planned-for tax benefits, or increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	the impact of expensing stock-based compensation,

•	currency and exchange rate fluctuations,

•	timing and integration of acquisitions,

•	costs of compliance with the Sarbanes-Oxley Act of 2002, and

•	restructuring charges taken during any fiscal year, including the restructuring charges taken in the second and fourth quarters of fiscal 2006.
      In addition, like many software companies, we usually record a larger percentage of our quarterly revenue in the third month of the fiscal quarter. Also, our MS products may involve a longer selling cycle with corresponding larger order sizes, which may lead to an inability to close on orders or make shipments in the period immediately preceding the end of the fiscal quarter. Accordingly, our quarterly results are often difficult to predict prior to the conclusion of the quarter.

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
      We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer on a timely basis products that meet customer demands. For example, the introduction of new products and services embodying new technologies and the emergence of new industry standards can render our existing products obsolete. The development of new or enhanced products is a complex and uncertain process, requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our release of new products and enhancements and result in unexpected expenses.
      Our growth and profitability will depend upon our ability to expand the use and market penetration of our existing product lines as well as new products we introduce. Market acceptance of our products will depend in part on our ability to demonstrate the cost-effectiveness, ease of use and technological advantages of our products over competing products.

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
      The carrying value of goodwill and intangible assets recorded in connection with companies acquired into our DAS and MS business units was approximately $6.5 million and $13.5 million, respectively, as of the end of the third quarter of fiscal 2006. If we determine that any of the goodwill or other intangible assets associated with our acquisitions are impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and results of operations could be materially and adversely affected.

If we become subject to intellectual property infringement claims, we could incur significant expenses and we could be prevented from offering specific products or services.
      Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, many of our MS products require interaction with manufacturing equipment, the use and technology of which are subject to a wide variety of worldwide patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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
      We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology,

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies,

•	patents of others may have an adverse effect on our ability to do business,

•	the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public,

•	our trade secrets may become known without breach of such agreements or may be independently developed by competitors,

•	foreign countries, including some of those in which we do business, may reduce or limit the protection of our intellectual property rights and software piracy, particularly in certain countries in Asia, may result in lost revenue in those countries or to customers with worldwide operations, and

•	the cost of enforcing our intellectual property rights, including actions currently on going, may reduce our future profitability.

Our financial condition or results of operations may be adversely affected by international business risks.
      The majority of our employees, including sales, support and research and development personnel, are located outside of the United States. Similarly, the majority of our revenue is derived from customers outside the United States and certain intellectual property is owned by subsidiary companies located outside the United States. We also manufacture certain of our products outside of the United States and have contracted with third parties to assemble certain of our MS products outside the United States.
      Conducting business outside of the United States is subject to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of certain foreign countries,

•	decreased revenue on foreign sales resulting from possible foreign currency exchange and conversion issues,

•	lower productivity resulting from difficulties managing our sales, support, and research and development operations across many countries,

•	decreased earnings based on changes in tax regulations in foreign jurisdictions or the timing of required tax payments in foreign jurisdictions that may not yet be offset by tax benefits arising from losses in other jurisdictions,

•	lost revenue resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems,

•	interruptions of our operations due to political and social conditions of the countries in which we do business,

•	lost revenue resulting from the imposition by foreign governments of trade protection measures, and

•	higher cost of sales resulting from import or export licensing requirements.

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
      A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and Europe. Our manufacturing operations are performed in the United States and Ireland. Also, we utilize contract manufacturing facilities in the United States, Ireland and Asia. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development or manufacturing facilities could severely disrupt our operations.

Our MS products may lead to product liability claims against us.
      Our MS products are installed directly on our customers’ injection molding machines and, in certain cases, automatically adjust the operation of these machines. As a result, it is possible that our customers may claim that our product interfered with the proper operation of their machines and may seek reimbursement for consequential and other damages from us. Although we expressly disclaim any liability for consequential or other damages in connection with our sale of these products, this disclaimer may not protect us from claims for damages from our customers. Furthermore, these claims may adversely affect our relationships with our customers or our reputation generally. In addition, our insurance coverage limits may not be adequate to protect us against any product liability claims that arise. This insurance is expensive and may not be available on acceptable terms, or at all.

Our net income and earnings per share have been and will continue to be significantly reduced as a result of the requirement that we record compensation expense for shares issued under our stock plans.
      In the past, we have used stock options as a key component of our employee compensation packages. We believe that stock options provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Beginning in fiscal 2006, Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Shared-Based Payment,” requires us to account for share-based compensation granted under our stock plans using a fair value-based model, such as Black-Scholes option-pricing model, on the grant date and to record those grants as stock-based compensation expense. As a result, our net income and earnings per share have been and will continue to be significantly reduced. Our results may reflect a loss in future periods. We currently calculate share-based compensation expense using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option.

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

Item 6.	Exhibits
      (a) Exhibits:

Exhibit
No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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
Date: May 10, 2006