Form 10-K
period 2006-06-30
MOLDFLOW CORP
filed 2006-09-13
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2006

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
Common Stock, $0.01 par value per share
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of our voting and non-voting common stock held by non-affiliates is $148,391,202 based on the last reported sale price of our common stock on the Nasdaq Stock Market LLC on December 30, 2005. On September 11, 2006, there were 11,295,388 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MOLDFLOW CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2006

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” beginning on page 7. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

References to “Company” and “we,” “us,” “our”, and similar pronouns refer to Moldflow Corporation and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

Moldflow Corporation is a Delaware corporation, incorporated in 1997. Our business is focused on providing solutions that optimize discrete product development and manufacturing operations to companies in industries that work with complex processes, with a particular focus on companies working with injection molded plastics. Our solutions and services help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold design process and manufacturing operations as well as improving efficiencies across their entire design-through-manufacture process.

We develop, market and support a broad range of computer-aided engineering (“CAE”) software applications and collaborative production management (“CPM”) solutions. Our products help manufacturers around the world improve their design-through-manufacture process by allowing them to speed their products to market, decrease manufacturing costs, improve production through greater reliability and quality, and reduce costly design and manufacturing errors. We believe we have the widest and most advanced range of software solutions and proprietary technologies to address the challenges that arise in each phase of the process of designing and manufacturing injection molded plastic parts. Our products are complemented by our experienced service and technical support organizations, as well as resellers, manufacturers’ representatives and other strategic partners who provide consulting and ancillary product offerings to customers worldwide.

Our operations are organized into two divisions, the Design Analysis Solutions division (“DAS”) and the Manufacturing Solutions division (“MS”). DAS and MS represented 76% and 24%, respectively, of total revenue in fiscal 2006. See Note 20 to the consolidated financial statements, Segment and Geographic Information, for a discussion of our financial information by segment and geography.

Available Information

Our website is located at www.moldflow.com. We make available, free of charge, and as soon as reasonably practicable, in the section captioned “Investors — SEC Filings,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov, which also contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. Information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Products

Participants in all aspects of the product creation process, including part designers, mold designers, manufacturing engineers and injection molding machine operators, use our products. Our products provide functionality across a broad spectrum of the discrete product development and manufacture processes. Our DAS products help part and mold designers and plastics engineers eliminate much of the guesswork involved in the design of parts and molds and help them design products that will be manufactured at lower cost and correctly the first time. Our MS products allow manufacturing professionals to control and optimize their manufacturing processes and production equipment.

Design Analysis Solutions Products

We believe our DAS products are the world’s most widely used CAE products in the plastics injection molding industry because they address the broadest range of manufacturing issues and design geometry types. Our solutions consist of a scalable set of products with capabilities that include entry-level part and mold design validation as well as in-depth design and process optimization, allowing users to achieve optimal time to market and part quality at the lowest possible cost.

Moldflow Plastics Advisers®

Our Moldflow Plastics Advisers (“MPA®”) series provides part and mold designers with applications that permit them to quickly check the ultimate manufacturability of their designs at an early stage in the design process. MPA allows companies to consider manufacturing constraints at the same time as form, fit and function. MPA products are designed to be easy to learn and use and do not require extensive training or plastics expertise. MPA users can work directly from 3D solid computer-aided design (“CAD”) models, saving significant preparation time. Intuitive result displays and detailed design advice help users to quickly optimize part and mold designs. The MPA series consists of two primary products, Part Advisertm and Mold Advisertm. Part Adviser is a user-friendly application, which enables product designers without expertise in designing plastic parts to address key manufacturing concerns in the preliminary design stage. Mold Adviser extends the capabilities of Part Adviser to allow users to create and simulate plastic flow through single cavity, multi-cavity and family molds. Optional Mold Adviser add-on modules allow users to simulate more phases of the injection molding process and evaluate molded part performance and cooling circuit design. Both of these products eliminate the need to design plastic parts and molds through trial and error efforts, enabling the designer to create product and mold designs more quickly and efficiently.

Moldflow Plastics Insight®

The Moldflow Plastics Insight (“MPI®”) series of products contains our broadest set of predictive capabilities for injection molding and is typically used by highly specialized design engineers. The MPI products are modular and are designed to address the most important physical aspects of injection molding such as plastics flow, cooling time and warpage; as well as specialized injection molding processes such as reactive molding, gas injection molding and microchip encapsulation. Many of our customers invest in multiple modules to solve the full range of problems they may encounter when taking a plastic part from design to manufacture. All applications in the MPI series use an integrated environment, which permits users to easily import all of the most commonly used types of computer-generated models, select and compare material grades, prepare models for analysis, sequence a series of analysis jobs, undertake advanced analysis post-processing and enhance collaboration with team members. In these applications, we believe that we offer the broadest integration with existing CAD products in the plastics CAE industry.

Manufacturing Solutions Products

Our MS products are primarily made up of our Altanium® and Moldflow Plastics Xpert® process optimization and control products. We also offer our Shotscope® and Celltracktm products for real-time production management. All of our MS products are included under the broad market category of Collaborative Production Management (“CPM”) products. CPM solutions provide manufacturers with the means to plan, control and run their manufacturing operations. Our MS products are primarily used to manage production requirements initiated through a customer’s ERP system, set up and optimize injection molding processes, and accurately control the molten material before it becomes a part.

Altanium

Our Altanium hot runner process controller products assure that plastic materials are kept in an optimal molten state until injected into the part cavity in order to achieve higher yields, better part quality and reduced cycle times associated with the use of hot runner systems. We believe Altanium is the premiere hot runner temperature controller product for companies working with complex, high cavitation applications. Altanium is the industry’s first and only modular, small footprint, hot runner temperature process controller that supports from 1 to 384 zones. Altanium’s unique modular design is highly scalable and features a single controller design and a variety of user interfaces that are fully compatible with any hot runner system and any injection molding machine.

Moldflow Plastics Xpert

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

Shotscope

Shotscope is a critical quality analysis system that monitors and collects data in real-time from injection molding machines on the factory floor, then records, analyzes, reports and allows access to the information for use in manufacturing planning. Shotscope can be used for plastic injection molding as well as other manufacturing processes, including blowmolding, extrusion and metal die casting operations.

Celltrack

Celltrack is a production monitoring system that enables real-time scheduling, monitoring and reporting of data from the factory floor. Celltrack provides a sophisticated scheduling and management system from initial order to product delivery, as well as stock control and preventative maintenance modules and then generates a comprehensive set of reports for production, materials, machinery and tools.

Our Customers

Our products are used by more than 8,000 end users at more than 7,400 sites in over 70 countries around the world. No single customer accounted for more than 10% of our revenue during fiscal 2006, 2005 or 2004.

Sales and Marketing

As of June 30, 2006, our direct sales organization consisted of a total of 50 sales representatives, 38 of whom were in our DAS division and 12 of whom were in our MS division. Our sales representatives operated out of offices located in Australia, China, France, Germany, Italy, Japan, Korea, the Netherlands, Spain, Sweden, Taiwan, India, the United Kingdom and the United States. In fiscal 2006, 2005 and 2004, approximately 66%, 64% and 69%, respectively, of our revenue came from customers based outside of the United States. Sales of our products may be subject to seasonal variations, particularly in our first fiscal quarter and, to a lesser extent, our third fiscal quarter, in many of the markets in which we sell our products.

To augment our direct sales force and network of manufacturers’ representatives, we also sell our products through marketing and distribution arrangements with third-party value-added resellers and software vendors. For our DAS products, we have agreements with several design software vendors, including Parametric Technology Corporation, Unigraphics Solutions and SolidWorks, a subsidiary of Dassault Systems, to either include our products as part of an integrated application in their solid modeling design systems or resell certain of our products.

For our MS products, we have established original equipment manufacturer (“OEM”) arrangements and strategic alliances with various suppliers to the injection molding industry.

Backlog

We generally ship our DAS products within 30 days of acceptance of a customer order and execution of the appropriate license documentation. The timing of shipments of our MS products is dependent upon acceptance of a customer order, execution of any applicable license documentation, hardware availability and customer delivery requirements, each of which may result in orders that exist at the end of a quarter that have not been shipped or recognized as revenue.

Customer Support and Other Services

Customer Support and Training

We provide customer training on our products and technical support to our customers, which they may access twenty four hours a day. Our customers may access customer support either through our telephone hotline or our self-service website. In addition, our product development staff is available to solve more complex problems that our customer support personnel are unable to solve quickly. We provide implementation services to our MS customers to assist them in realizing the full capability of our products. We have an established curriculum of training courses provided by us or by our partners, leading to certification in the use of our products.

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

Competition

The CAE and CPM markets, into which our products are sold, are highly competitive. We compete with many companies engaged in selling software solutions to companies involved in product development and manufacturing. Our DAS products face competition from CAD and CAE companies, materials vendors and independent engineering consultants. Our MS products face competition from participants in the hot runner equipment market, injection molding machine manufacturers and industrial automation system providers. In addition, new competitors may become evident as we introduce new products into the marketplace.

The entrance of new competitors would likely intensify competition in all or a portion of the markets in which we compete. Some of our current and possible future competitors have greater financial, technical, marketing and other resources than we do, and some have well-established relationships with our current and potential customers. Competitors may form alliances and rapidly acquire significant market share. Moreover, competition may increase as a result of software industry consolidation.

Research and Development

Our product development strategy focuses on on-going development and innovation of new technologies to increase our customers’ productivity and provide solutions that our customers can integrate into their existing environments. Our product development activities take place in our research centers located in the United States, Australia, France and the United Kingdom. We have linked the information systems of each of these facilities to provide a continuous development environment, enabling product development to be undertaken twenty-four hours per day.

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

As of June 30, 2006, our product development staff had 71 employees, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. In fiscal 2006, 2005 and 2004, our research and development expenses were $9.6 million, $8.0 million and $6.5 million, respectively, which is net of certain software development costs required to be capitalized under generally accepted accounting principles. Costs of $496,000, $201,000 and $856,000 were capitalized in fiscal 2006, 2005 and 2004, respectively. See Note 7 to our consolidated financial statements, Software Development Costs, for a discussion of our treatment of software development costs. Continued investment in research and development is a key component of our strategy and is required in order for us to remain competitive.

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

Due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important to establishing and maintaining a technology leadership position within the industry as are the various legal protections surrounding our technology. We require certain employees and consultants to sign a confidentiality and non-competition agreement. Under these agreements, our employees agree not to disclose trade secrets or confidential information and agree not to engage in or be connected with any business that is competitive with our business while employed by us, and in some cases, for specified periods thereafter. Despite these precautions, misappropriation of our technology may occur. In addition, we believe that software piracy is an ongoing problem to us, and many other software vendors. We are unable to measure the impact that this has on our business. Further, patent, trademark, copyright and trade secret protection may not be available for our products in every country.

There can be no assurance that third parties will not assert infringement claims against us in the future. Certain of our products also contain technology developed and licensed from third parties. We may likewise be susceptible to infringement claims with respect to these third-party technologies.

Manufacturing

Our MS products include hardware elements that are assembled at our manufacturing sites in the United States and Ireland. Our Altanium products are manufactured at our plants in Moorpark, California and Cork, Ireland. The manufacturing process at these plants consists of system design, configuration management, subassembly, final assembly, system integration, quality control and shipment to the customer. In addition, an OEM partner under contract is allowed to assemble certain components of our Altanium products in China, for resale into the Chinese and Korean markets.

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

Employees

As of June 30, 2006, we had 331 employees, 135 of whom resided in the United States, 54 of whom resided in Australia and 142 of whom resided in other countries. We believe that our relationship with our employees is good.

Segment and Geographic Information

See Note 20 to the consolidated financial statements, Segment and Geographic Information, for a discussion of our Company by segment and geography.

Item 1A.	Risk Factors

You should carefully consider the following risks and uncertainties prior to making an investment in our common stock. The following risks and uncertainties may also cause our actual results to differ materially from those contained in or predicted by our forward-looking statements.

Our business may be disrupted by the execution of our restructuring plans and we may not achieve the anticipated savings associated with the plans.

In the second and fourth quarters of fiscal 2006, we announced targeted restructuring plans, including a worldwide restructuring of our MS business unit. We believe these actions will result in overall savings during our 2007 fiscal year compared to fiscal 2006. These plans have had and may continue to have a negative effect on the productivity of the MS business unit employees. Further, the Company may not realize the anticipated savings from the restructuring plans during the time frames indicated. Even if the anticipated cost savings are achieved, the MS business unit may remain unprofitable which could have a material negative impact on our consolidated results of operations.

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

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed through September 2006 by the ATO, including tax penalties and interest, is approximately $5.6 million (A$7.5 million). These liabilities represent the Company’s maximum potential exposure and do not include the benefits of the related tax effects of any such payments or tax benefits that may be available in other tax years, both of which may serve to mitigate our total expense that would be recorded in the Company’s results of operations. To date, payments of $2.8 million (A$3.9 million) have been made in order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of these matters. These payments have been recorded as current assets in our balance sheet. We believe that the positions on our tax returns have merit and will ultimately be sustained. Accordingly, we have not recorded any liabilities related to these matters. See Provision for Income Taxes in Management’s Discussion and Analysis for additional information. We may continue to make cash payments with respect to these matters during fiscal 2007.

In the event that such audit is resolved in a manner unfavorable to Moldflow or in the event that we are required to record a liability related to these matters in our consolidated balance sheet or make further cash payments, there would likely be a material adverse impact on our results of operations. In addition, our effective tax rate for fiscal 2007 may be materially and adversely impacted in the event that we are required to record a liability with respect to these matters, which would have a material adverse impact on our results of operations.

Any future mergers, acquisitions and strategic relationships may result in lost revenue caused by business disruptions and missed opportunities caused by the distraction of our management.

We may engage in acquisitions and strategic relationships in the future. If we merge with or acquire another company, we may only receive the anticipated benefits if we successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. This will require us to devote a significant amount of time, management and financial resources. Even with this investment of management and financial resources, the acquisition of another business or strategic relationship may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve charges and amortization of significant amounts of acquired identifiable intangible assets that could adversely affect our results of operations.

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

We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first and, to a lesser extent, our third fiscal quarter, in many of the markets in which we sell our products,

•	fluctuations in overall gross margins and operating income resulting from the actual percentage of revenue derived during the quarter from our MS division, whose products have a higher cost of revenue when compared to products sold by our DAS division,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and corresponding changes in pricing policies,

•	our increased use of third parties such as distributors, OEM partners and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations, and certain on-going tax audits or investigations by various local tax authorities that may lead to the loss of certain planned-for tax benefits, or increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	the impact of expensing stock-based compensation,

•	currency and exchange rate fluctuations,

•	timing and integration of acquisitions,

•	continuing costs of compliance with the Sarbanes-Oxley Act of 2002, and

•	restructuring charges taken during any fiscal year, including the restructuring charges taken in our fiscal 2006 year.

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

We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands. For example, the introduction of new products and services embodying new technologies and the emergence of new industry standards can render our existing products obsolete. The development of new or enhanced products is a complex and uncertain process, requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our release of new products and enhancements, and result in unexpected expenses.

Our growth and profitability will depend upon our ability to expand the use and market penetration of our existing product lines as well as new products we introduce. Market acceptance of our products will depend, in part, on our ability to demonstrate the cost-effectiveness, ease of use and technological advantages of our products over competing products.

If we determine that any of our goodwill or intangible assets are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

If we determine that any of our goodwill or other intangible assets are impaired, we would be required to reduce the value of those assets or to write them off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and results of operations could be materially and adversely affected.

Further restructuring or other adverse business results in our MS division may serve to reduce its value and result in the write down of certain goodwill or intangible assets associated with this division. The current carrying value of goodwill and intangible assets in the MS division is $13.4 million.

Our net income and earnings per share have been and will continue to be significantly reduced as a result of the requirement that we record compensation expense for shares issued under our stock plans.

In the past, we have used stock options and restricted stock as a key component of our employee compensation packages. We believe that stock options and restricted stock provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Shared-Based Payment,” on July 1, 2005 requires us to account for share-based compensation granted under our stock plans using a fair value-based model, such as Black-Scholes option-pricing model, on the grant date and to record the value of those grants as stock-based compensation expense. As a result, our net income and earnings per share have been and will continue to be significantly reduced. Our results may reflect a loss in future periods. We currently calculate share-based compensation expense using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option.

If we become subject to intellectual property infringement claims, we could incur significant expenses and we could be prevented from offering specific products or services.

Our products include proprietary intellectual property. We may become subject to claims that we infringe on the proprietary rights of others. In the United States and elsewhere, a significant number of software and business method patents have been issued over the past decade and the holders of these patents have been actively seeking out potential infringers. In addition, many of our MS products require interaction with manufacturing equipment, the use and technology of which are subject to a wide variety of worldwide patents and other intellectual property protection. If any element of our products or services violates third-party proprietary rights, we might not be able to obtain licenses on commercially reasonable terms to continue offering our products or services without substantial re-engineering and any effort to undertake such re-engineering might not be successful. In addition, even if the claim is invalid, any claim of infringement could cause us to incur substantial costs defending against the claim and could distract our management from our business. Any judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from offering our products and services.

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

We face the following risks in protecting our intellectual property:

•	we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology,

•	third parties may design around our patented technologies or seek to challenge or invalidate our patented technologies,

•	patents of others may have an adverse effect on our ability to do business,

•	the contractual provisions that we rely on, in part, to protect our trade secrets and proprietary knowledge may be breached, and we may not have adequate remedies for any breach and our trade secrets and proprietary information may be disclosed to the public,

•	our trade secrets may become known without breach of such agreements or may be independently developed by competitors,

•	foreign countries, including some of those in which we conduct business, may reduce or limit the protection of our intellectual property rights and software piracy, particularly in certain countries in Asia, may cause us to lose revenue in those countries or customers with worldwide operations, and

•	the cost of enforcing our intellectual property rights, including actions currently on going, may reduce our future profitability.

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

We operate in a highly competitive environment and may not be able to successfully compete. Companies in our industry and entities in similar industries could decide to focus on the development of solutions that optimize discrete product development and manufacturing operations. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. Increased competition may result in price reductions, reduced profitability and loss of market share.

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

Some of our MS products are installed directly on our customers’ injection molding machines and, in certain cases, automatically adjust the operation of these machines. As a result, it is possible that our customers may claim that our product interfered with the proper operation of their machines and may seek reimbursement for consequential and other damages from us. Although we expressly disclaim any liability for consequential or other damages in connection with our sale of these products, this disclaimer may not protect us from claims for damages from our customers. Furthermore, these claims may adversely affect our relationships with our customers or our reputation generally. In addition, our insurance coverage limits may not be adequate to protect us against any product liability claims that arise. This insurance is expensive and may not be available on acceptable terms, or at all.

We are dependent on third parties such as resellers and distributors to distribute a substantial portion of our MS products.

We now distribute a substantial portion of our MS products through a network of independent, regional channel partners. In addition, we are adding more channel partners and entering into OEM agreements in geographically dispersed locations in order to sell our products to new customers. Our channel partners sell our products to new and existing customers, expand installations within their existing customer base, offer consulting services and provide the first line of technical support. Consequently, we are highly dependent on the efforts of our channel partners. Difficulties in ongoing relationships with our channel partners, such as delays in collecting accounts receivable, failure to meet performance criteria or promote our products as aggressively as we expect, and differences in the handling of customer relationships could adversely affect our operating performance. Additionally, the loss of any major channel partner for any reason, including a channel partner’s decision to sell competing products rather than our products, could have a material adverse effect on us. Moreover, our future success will depend substantially on the ability and willingness of our channel partners to continue to dedicate the resources necessary to promote our products and support a larger installed base of our products. If our channel partners are unable or unwilling to do so, we may be unable to achieve revenue growth with respect to the products sold primarily through this channel.

Our stock price is highly volatile and our stock price could experience substantial declines and our management’s attention may be diverted from more productive tasks.

The stock market has experienced extreme price and volume fluctuations. In addition, the per share price of our common stock has experienced significant volatility since we have been a public company. Many factors that may cause the market price for our common stock to decline, include the following:

•	revenues and operating results failing to meet the expectations of securities analysts or investors,

•	downward revisions in securities analysts’ estimates or changes in general market conditions,

•	changes in our senior management personnel,

•	sale of shares of our common stock by insiders or affiliated persons,

•	technological innovations by competitors or in competing technologies,

•	a decrease in the demand for our common stock,

•	investor perception of our industry or our prospects, and

•	general technology or economic trends.

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

We have furnished a report by our management on our internal control over financial reporting with respect to fiscal 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). This report also contains a statement that our auditors have issued an attestation report on management’s assessment of our internal controls. We must continue to assess and monitor our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. This could result in a loss of investor confidence, which would likely have a material adverse effect on our business and stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We primarily operate in leased facilities. We lease 18,000 square feet of office space located in Framingham, Massachusetts pursuant to a lease that expires in March 2012. This facility serves as our corporate headquarters. Personnel located at this facility include members of our senior management team, technical support personnel, product marketing personnel, DAS sales personnel, and finance and administration personnel.

We own an 18,100 square foot office building near Melbourne, Australia, which primarily supports our DAS division. Personnel located at our Melbourne facility include members of our software development and research team, some of our materials testing personnel, sales personnel, as well as finance and administrative staff.

We also lease 21,505 square feet of office space located in Moorpark, California pursuant to a lease that expires in April 2010. This facility serves as our primary manufacturing facility of our MS division.

In addition, we lease 18,000 square feet of office space located in Ithaca, New York pursuant to a lease that expires in March 2012. This facility primarily serves as our North American DAS product development and testing lab.

We also lease office space in other locations in which we do business. Our aggregate lease expenses were $2.3 million in fiscal 2006. For more information about our lease commitments, see Note 19 to our consolidated financial statements, Contingencies, Commitments and Guarantor Arrangements.

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

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock (symbol “MFLO”) began trading on the Nasdaq Stock Market, LLC (“NASDAQ”) on March 28, 2000 and currently trades on the Nasdaq Global Select Market (formerly, the Nasdaq National Market). Prior to this date, there was no established public trading market for the Company’s common stock.

On September 11, 2006, the last reported sale price of our common stock on NASDAQ was $11.97 per share and there were approximately 99 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years.

	2006		2005
	High	Low	High	Low

First quarter	$16.48	$12.90	$12.75	$10.51
Second quarter	$15.51	$13.51	$15.42	$11.77
Third quarter	$15.70	$12.70	$17.40	$14.30
Fourth quarter	$15.80	$11.60	$16.01	$12.21

The Company has a stock repurchase plan in place that allows it to purchase shares of its common stock on the open market or otherwise, from time to time, as conditions warrant. A summary of the Company’s repurchase activity for fiscal 2006 is as follows.

				Maximum Number of
			Total Number of Shares	Shares that May
	Total Number	Average	Purchased as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased(2)	per Share	Plans or Programs	or Programs(1)

May 1 - May 31, 2006	135,700	$13.05	135,700	464,300
June 1 - June 30, 2006	60,400	$13.10	60,400	403,900

	196,100		196,100

(1)	On September 19, 2001, the Company’s Board of Directors authorized a repurchase of up to 500,000 shares of the Company’s outstanding common stock. On May 17, 2006, the Board of Directors cancelled the September 2001 stock repurchase plan and simultaneously authorized a revised share repurchase plan allowing the repurchase of up to 600,000 shares of common stock. The shares may be purchased either through the open market or privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. The share repurchase plan continues indefinitely from the authorization date.

(2)	Since our initial public offering, the Company has reacquired 440,265 shares of common stock for $4.0 million, at an average cost of $8.98 per share under both of its repurchase plans.

Item 6.	Selected Financial Data

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements. Our consolidated financial statements follow the signature pages to this Annual Report on Form 10-K and begin with the index at page F-1. The statement of operations data for the years ended June 30, 2006, 2005 and 2004 and the balance sheet data as of June 30, 2006 and 2005 are derived from our audited consolidated financial statements. The statement of operations data for the years ended June 30, 2003 and 2002 and the balance sheet data as of June 30, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included in this document. The company has undergone several restructurings from 2002 to 2006 that affect the comparability of the data. See Note 10 to our consolidated financial statements, Restructuring Plans, for a description of these actions.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenue:
Product	$38,215	$38,227	$26,063	$17,259	$17,870
Services	27,343	26,191	22,610	19,366	17,218

Total revenue	65,558	64,418	48,673	36,625	35,088

Costs and operating expenses:
Cost of product revenue	10,066	8,866	5,203	2,964	2,518
Cost of services revenue	6,841	6,341	4,536	1,210	1,401
Research and development	9,568	7,993	6,471	5,650	6,234
Selling and marketing	23,305	22,233	20,009	18,638	18,134
General and administrative	12,733	12,007	8,548	7,242	6,660
Restructuring charges	2,666	—	508	405	1,272
Amortization of acquired intangible assets	196	289	445	605	656

Total costs and operating expenses	65,375	57,729	45,720	36,714	36,875

Income (loss) from operations	183	6,689	2,953	(89)	(1,787)
Interest income, net	2,571	1,663	1,212	1,089	1,455
Other income (loss), net	162	70	(15)	(198)	1,712

Income before income taxes	2,916	8,422	4,150	802	1,380
Provision for income taxes	1,915	1,665	1,522	920	600

Net income (loss)	$1,001	$6,757	$2,628	$(118)	$780

Net income (loss) per common share:
Basic	$0.09	$0.63	$0.26	$(0.01)	$0.08
Diluted	$0.08	$0.58	$0.24	$(0.01)	$0.08
Shares used in computing net income (loss) per common share:
Basic	11,114	10,761	10,277	10,020	10,076
Diluted	11,817	11,625	10,839	10,020	10,360

	As of June 30,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$60,554	$60,233	$51,652	$52,140	$50,867
Working capital	60,608	55,988	42,866	45,624	44,133
Total assets	110,193	107,029	94,358	79,477	76,013
Long-term obligations (excluding deferred revenue)	847	1,079	1,257	641	614
Stockholders’ equity	83,957	80,149	69,579	60,649	58,640

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of our corporate strategy to provide a view of the goals of our business. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 20, we discuss our Results of Operations for fiscal 2006 compared to fiscal 2005 and for fiscal 2005 compared to fiscal 2004. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”

Forward-Looking Statements

This portion of our Annual Report contains forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” beginning on page 7. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation to and do not intend to update any forward-looking statements.

Corporate Strategy Overview

Our goal is to be the leading provider of optimization solutions for discrete product development and manufacture in industries that work with complex processes, with a particular focus on companies working with injection molded plastics. We help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold design process and manufacturing operations as well as improving efficiencies across their entire design-through-manufacture process.

We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software applications and hardware systems that optimize the manufacture process. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of twenty-eight years in serving the product design, engineering and manufacturing markets, we have become the leading provider of highly sophisticated predictive software applications for the plastics design, engineering and manufacturing communities. Our growth strategy is derived from these strengths.

We continue to increase the business value of our products for our customers by improving the performance and functionality of existing products with each new release, and developing products addressing specific vertical market needs in each of our target market segments. In the design phase, for example, we provide applications which address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors. In the manufacturing phase, we offer solutions to the die cast market, a conversion process that is similar to the plastics injection molding process.

Expanding our geographic coverage is a key element of our growth strategy. We believe that the rapidly growing economies in China, India, Eastern Europe, South America and other developing regions present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.

A significant part of our growth strategy is directed toward increasing customer loyalty and further developing opportunities within our large installed customer base. We receive approximately 60% to 70% of our overall revenues from repeat customers. We deliver product releases on a regular and timely basis which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the Company to ensure that their needs are met.

Our uses of cash include capital expenditures to support our operations and product development, mergers and acquisitions, investments in growth initiatives, and repurchases of our outstanding common stock. We continue to evaluate merger and acquisition opportunities to the extent they support our strategy and growth objectives.

Reporting Periods

Our fiscal year end is June 30. References to 2006, 2005 or 2004 mean the fiscal year ended June 30, unless otherwise indicated.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of these financial statements, we make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosures.

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Critical accounting policies for us include: Revenue Recognition, Asset Valuation Allowances, Acquisition Accounting, Impairment Accounting, Income Tax Accounting, Capitalization of Software Development Costs, Stock Option Accounting and Restructuring. Management has reviewed these policies and related disclosures with the Audit Committee of our Board of Directors. A discussion of the Company’s analysis of the uncertainties involved in applying these policies at any given time or the variability that is reasonably likely to result from their application over time follows.

See Note 2 to our consolidated financials statements, Summary of Significant Accounting Policies, for a general discussion of the method of accounting we use to apply these critical accounting policies and other accounting policies that are significant to us.

A.	Revenue Recognition

We generate revenue from three principal sources: license fees for packaged software products; product fees for our collaborative production management products; and service fees from maintenance and support contracts, consulting, implementation, training and material testing services. For revenue derived from license fees for packaged software products and for product fees derived from our collaborative production management products (except for hot runner process controllers), we follow American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” For revenue derived from sales of hot runner process controllers, a subset of our collaborative production management products, and other hardware components with insignificant embedded software, we apply the guidance of Emerging Issues Task Force

(“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The application of all such guidance requires judgment, including whether or not sufficient evidence of a sales arrangement exits, whether or not the arrangement fee is fixed or determinable, whether or not legal title has passed to the customer, whether or not all significant contractual obligations have been satisfied and whether or not the collection of the related receivable is reasonably assured and free of contingencies. The amount of recognized and unrecognized revenue could be materially impacted by changes in these judgments.

In addition, maintenance and support contracts are often entered into at the same time as the sale of software licenses. We consider these to be multiple elements of a single arrangement. We use the residual method to recognize revenue from arrangements like these with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as implementation and maintenance services, is deferred and the remaining portion of the total arrangement fee is recognized as revenue, assuming all other revenue recognition criteria has been fulfilled. The deferred revenue related to these services is then recognized ratably over the related contract period or as the services are performed.

We determine vendor-specific objective evidence of the fair value (“VSOE”) of undelivered elements based on the prices that are charged when the same element is sold separately to customers. The fair value of maintenance and support services may also be determined based on the price to be paid upon renewal of that service in accordance with the optional renewal terms offered contractually to a customer. The determination of the existence of multiple elements and the sufficiency of evidence of fair value of those elements involves significant judgment, changes in which could materially impact the amount of recognized and unrecognized revenue. If sufficient evidence of the fair value of an undelivered element does not exist, all revenue from the arrangement is deferred and recognized upon delivery of that element or at the time that fair value can be established for the undelivered element.

B.	Asset Valuation Allowances

We evaluate the adequacy of the allowance for doubtful accounts by analyzing historical bad debts, changes in customer concentrations, customer creditworthiness, changes in customer payment patterns and current economic trends. Changes in these factors may materially impact how we estimate the allowance for doubtful accounts and thus, the amount of earned revenue and income.

We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Changes in actual demand and market conditions could materially impact our inventory write-downs.

We also provide valuation allowances against deferred tax assets. We believe that the net deferred tax asset represents its best estimate, based upon the weight of available evidence, of the deferred tax asset that will be realized. If such evidence were to change, based upon near term operating results and longer term projections, the amount of the valuation allowance recorded against the gross deferred tax assets may be decreased or increased.

C.	Acquisition Accounting

We allocate the purchase price of each acquired business to the assets acquired and liabilities assumed, if any, at their fair value on the date of acquisition. In all cases, any excess purchase price over amounts allocated to the assets acquired and liabilities assumed is recorded as goodwill. Valuation methodologies as well as the determination of subsequent amortization periods involve significant judgments and estimates.

D.	Impairment of Acquired Intangible Assets, Goodwill and Other Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

E.	Income Tax Accounting

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

In addition, our effective tax rate estimates may be materially impacted by the amount of income taxes associated with our foreign earnings, which are taxed at rates different from the U.S. federal statutory tax rate, as well as the timing and extent of the realization of deferred tax assets, changes in tax law and potential acquisitions. Further, our tax rates may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlement of tax audits and assessments, acquisitions of other companies, and changes in GAAP or other events.

F.	Capitalization of Software Development Costs

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

G.	Stock Option Accounting

We apply SFAS No. 123(R), “Share-Based Payment,” which requires us to expense the fair value of stock options granted to employees and directors and other forms of stock-based compensation. The impact of expensing employee and director stock awards on our earnings is material and is further described in Note 15 to our consolidated financial statements, Stock Option and Incentive Plans. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

H.	Restructuring

From time to time we may record charges resulting from restructuring our operations, including the consolidation of our operations, changes in our strategic plan, or managerial responses to declines in demand, increasing costs or other events. For these charges, we apply SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, costs associated with exit or disposal activities are determined and recognized at their fair value when the liability is incurred rather than at the date we commit to an exit or disposal plan.

The recognition of these restructuring charges require us to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual restructuring results differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Restructuring charges may include such costs and charges as those related to employee severance, termination benefits, the write-off of assets, professional service fees and costs for future lease commitments on excess facilities, net of any estimated income from subleases. On a quarterly basis, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose.

Overview of Fiscal 2006 Results of Operations

	Fiscal Year	As a %	Fiscal Year	As a %	Fiscal Year	As a %
	Ended	of	Ended	of	Ended	of
	June 30, 2006	Revenue	June 30, 2005	Revenue	June 30, 2004	Revenue
	($ In thousands)

Revenue	$65,558	100%	$64,418	100%	$48,673	100%
Cost of revenue	16,907	26	15,207	24	9,739	20
Research and development, selling and marketing, and general and administrative expenses	45,606	70	42,233	66	35,028	72
Restructuring charges	2,666	4	—	—	508	1
Amortization of acquired intangible assets	196	—	289	—	445	1

Income from operations	$183	—%	$6,689	10%	$2,953	6%

Notable Items:

•	Total revenue was $65.6 million and represented an increase of 2% from the previous year.

•	Services revenue, primarily comprised of revenue from annual maintenance and support contracts, was $27.3 million and represented an increase of 4% from the previous year.

•	DAS revenue of $48.5 million represented 74% of total revenue and increased 3% over fiscal 2005.

•	MS revenue of $17.1 million represented 26% of total revenue and was flat when compared to last year.

•	Total share-based compensation costs of $2.2 million were recorded as a result of our adoption of SFAS 123(R), “Shared-Based Payment.” There were no such amounts recorded in previous fiscal years.

•	Restructuring plans resulted in charges of $2.7 million, mostly related to severance payments.

•	Stock repurchase program returned 196,100 shares to treasury at a cost of $2.6 million, or an average of $13.15 per share.

•	Repatriation of $10.6 million of cash to the United States from Australia at a cost of $525,000 in additional tax expense.

Results of Operations

The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

	Fiscal Year Ended June 30,
	2006	2005	2004

Revenue:
Product	58.3%	59.3%	53.5%
Services	41.7	40.7	46.5

Total revenue	100.0%	100.0%	100.0%

Costs and operating expenses:
Cost of product revenue	15.4%	13.8%	10.7%
Cost of services revenue	10.4	9.8	9.3
Research and development	14.6	12.4	13.3
Selling and marketing	35.5	34.5	41.1
General and administrative	19.4	18.6	17.7
Restructuring charges	4.1	—	1.0
Amortization of acquired intangible assets	0.3	0.5	.9

Total costs and operating expenses	99.7	89.6	94.0

Income from operations	0.3	10.4	6.0
Interest income, net	3.9	2.6	2.5
Other income (loss), net	0.2	0.1	(0.0)

Income before income taxes	4.4	13.1	8.5
Provision for income taxes	2.9	2.6	3.1

Net income	1.5%	10.5%	5.4%

Revenue

We generate revenue from three principal sources:

•	license fees for our packaged software,

•	product fees for our collaborative production management products, and

•	services revenue derived from maintenance and support related to our products, consulting, implementation, training and material testing.

The following table sets forth our total revenue by source for each of fiscal 2006, 2005 and 2004:

		Increase
		(Decrease)			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$	%	2005	$	%	2004
	($ In thousands)

Revenue:
Product	$38,215	$(12)	—	$38,227	$12,164	47%	$26,063
Services	27,343	1,152	4%	26,191	3,581	16	22,610

Total	$65,558	$1,140	2%	$64,418	$15,745	32%	$48,673

The following table sets forth our total revenue by geographic region for each of fiscal 2006, 2005 and 2004:

		Increase
		(Decrease)			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$	%	2005	$	%	2004
	($ In thousands)

Revenue:
Asia/Australia	$21,969	$1,311	6%	$20,658	$4,396	27%	$16,262
Americas	22,326	(607)	(3)	22,933	7,775	51	15,158
Europe	21,263	436	2	20,827	3,574	21	17,253

Total	$65,558	$1,140	2%	$64,418	$15,745	32%	$48,673

Percentage of total revenue:
Asia/Australia	34%			32%			33%
Americas	34			36			31
Europe	32			32			36

Total	100%			100%			100%

Product revenue

The following table sets forth our product revenue by division and geography for each of fiscal 2006, 2005 and 2004:

		Increase			Increase
		(Decrease)			(Decrease)
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$	%	2005	$	%	2004
	($ In thousands)

Asia/Australia product revenue:
Design Analysis Solutions	$12,391	$(10)	—%	$12,401	$3,061	33%	$9,340
Manufacturing Solutions	557	514	1,195	43	(9)	(17)	52

Total	12,948	504	4	12,444	3,052	32	9,392

Americas product revenue:
Design Analysis Solutions	3,134	(351)	(10)	3,485	1,368	65	2,117
Manufacturing Solutions	11,186	(963)	(8)	12,149	5,838	93	6,311

Total	14,320	(1,314)	(8)	15,634	7,206	86	8,428

Europe product revenue:
Design Analysis Solutions	8,435	492	6	7,943	1,939	32	6,004
Manufacturing Solutions	2,512	306	14	2,206	(33)	(2)	2,239

Total	10,947	798	8	10,149	1,906	23	8,243

Total product revenue:
Design Analysis Solutions	23,960	131	1	23,829	6,368	36	17,461
Manufacturing Solutions	14,255	(143)	(1)	14,398	5,796	67	8,602

Total	$38,215	$(12)	—%	$38,227	$12,164	47%	$26,063

Percentage of total product revenue:
Design Analysis Solutions	63%			62%			67%
Manufacturing Solutions	37			38			33

Total	100%			100%			100%

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

Our total product revenue was $38.2 million for both fiscal 2006 and fiscal 2005. The absence of growth in fiscal 2006 was partially attributable to the softness in our North American market, in particular in the automotive industry. Compared to the prior year, product revenue derived from our Asia/Australia region for the full fiscal year increased 4%, while our European region increased 8% and our Americas region decreased 8%. For the full year 2006, currency movements had a 2% negative impact on product revenue when compared to fiscal year 2005.

We added approximately 356 new customers in fiscal 2006, compared to approximately 352 and 425 new customers in 2005 and 2004, respectively. Sales to new customers represented 33% of total product revenue in fiscal 2006, compared to 29% and 31% of total product revenue in 2005 and 2004, respectively.

Design Analysis Solutions Product Revenue

Product revenue from our DAS products was $24.0 million in 2006 compared to $23.8 million in 2005 and $17.5 million in 2004. We sold 421 seats of DAS products in fiscal 2006, compared to 488 and 544 seats of these products in 2005 and 2004, respectively. In fiscal 2006, our DAS product revenue increased by 1% from fiscal 2005. Product revenue derived from our MPI product line increased 5% from the previous year, a result of increasing sales of those products in the United Kingdom, China and Taiwan. We believe the increase in revenue from those countries represents the realization of investments made in the direct sales teams in those geographies in fiscal 2005 and 2006. Partially offsetting the effects of the increased MPI sales was a 19% decline in revenue from our MPA product line, and, to a lesser extent, the impact of unfavorable foreign currency exchange rates. The reduction in MPA revenue compared to the prior year was primarily due to our introduction of new MPA modules in late fiscal 2004 and fiscal 2005, which resulted in more add-on sales to existing customers in that year compared to that which was experienced in fiscal 2006. We continue to develop new markets for our products and add sales representatives to address those markets in growing economic regions of the world, including such places as India and South America. In fiscal 2006, some of our planned investments in these geographies were slightly delayed, which contributed to the overall decline in product revenue growth rate in 2006 compared to the previous fiscal year.

In fiscal 2005, the increase in product revenue from 2004 was primarily due to strong sales results in Japan, Korea and Taiwan driven primarily by significant follow-on orders from large customers in the electronics sector. In addition, we experienced overall increased sales into European automotive and electronics industries and also into the U.S. consumer goods and specialty molding industries. These increases were primarily the result of new product introductions, which included MPA version 7.1 and MPI version 5.1 and other software applications designed to expand our product offerings into additional market segments, and, to a lesser extent, a result of continued economic recoveries in certain of our key markets and favorable movements in foreign currency exchange rates.

Manufacturing Solutions Product Revenue

Product revenue from our MS products was $14.3 million in 2006, compared to $14.4 million in 2005 and $8.6 million in 2004. We sold 1,297 seats of our MS products in fiscal 2006, compared to 1,066 and 929 seats of MS products in 2005 and 2004, respectively. The decrease in MS product revenue in 2006 was primarily attributable to slower than expected conversion of potential orders into recognizable sales. We believe these longer sales cycles were a result of increasing complexity in our customers businesses, which delayed capital spending on our products. In addition, despite selling more seats of our MS products compared to the prior fiscal year, the average selling price of each seat was less than the previous year due to the mix of products sold, which reduced our overall product revenue. Also, during fiscal 2006, we restructured our MS division, which disrupted the normal operations of this business unit and reduced its overall sales productivity. The actions associated with the restructuring were completed in the fourth quarter of fiscal 2006. The increase in product revenue from fiscal 2004 to 2005 was due to the acquisition of American MSI Corporation (“AMSI”).

Services Revenue

The following table sets forth our services revenue by division and geography for fiscal 2006, 2005 and 2004:

		Increase			Increase
		(Decrease)			(Decrease)
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$	%	2005	$	%	2004
	($ In thousands)

Asia/Australia services revenue:
Design Analysis Solutions	$8,980	$776	9%	$8,204	$1,354	20%	$6,850
Manufacturing Solutions	41	31	310	10	(10)	(50)	20

Total	9,021	807	10	8,214	1,344	20	6,870

Americas services revenue:
Design Analysis Solutions	5,899	376	7	5,523	6	—	5,517
Manufacturing Solutions	2,107	331	19	1,776	563	46	1,213

Total	8,006	707	10	7,299	569	8	6,730

Europe services revenue:
Design Analysis Solutions	9,643	(18)	—	9,661	1,579	20	8,082
Manufacturing Solutions	673	(344)	(34)	1,017	89	10	928

Total	10,316	(362)	(3)	10,678	1,668	19	9,010

Total services revenue:
Design Analysis Solutions	24,522	1,134	5	23,388	2,939	14	20,449
Manufacturing Solutions	2,821	18	1	2,803	642	30	2,161

Total	$27,343	$1,152	4%	$26,191	$3,581	16%	$22,610

Percentage of total services revenue:
Design Analysis Solutions	90%			89%			90%
Manufacturing Solutions	10			11			10

Total	100%			100%			100%

We derive revenue from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees and material testing services. Services revenue accounted for approximately 42% of our total revenue in fiscal 2006, compared to 41% and 46% of our total revenue in 2005 and 2004, respectively.

Revenue derived from services increased by 4% in fiscal 2006 compared to 16% in fiscal 2005. These increases were primarily due to increased sales of maintenance contracts related to our DAS products, especially in Asia/Australia, which was the result of growth in our installed customer base arising from software license sales made during the reporting period and in prior years.

Cost and Operating Expenses

Effective in fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires us to expense the fair value of stock options and other forms of equity instruments granted to employees and directors. Thus, prior to fiscal 2006, we did not record any significant compensation cost related to share-based awards. As allowed by SFAS No. 123(R), periods prior to fiscal 2006 were not restated to reflect the fair value method of expensing stock options and other forms of share-based compensation. The impact of expensing stock awards on our earnings is and will continue to be significant and is further described in Note 15 to our consolidated financial statements, Stock Option and Incentive Plans.

Cost of Product Revenue

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$ %		2005	$ %		2004
	($ In thousands)

Cost of product revenue	$10,066	$1,200	13.5%	$8,866	$3,663	70%	$5,203
As a percentage of total revenue	15%			14%			11%

Cost of product revenue consists primarily of the costs associated with hardware components for our MS products, compact discs and related packaging material, duplication and shipping costs and the compensation of our direct labor personnel. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also, included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to certain acquired intangible assets.

Our cost of product revenue increased $1.2 million in fiscal 2006 primarily due to a $462,000 increase in employee compensation and overhead costs, a result of growth of our MS business in Europe, a $224,000 increase in warranty costs, a $192,000 increase in fuel and shipping costs, and $61,000 of share-based compensation expense, a result of our adoption of SFAS 123(R).

Our cost of product revenue increased $3.7 million in fiscal 2005 primarily due to a $1.2 million increase in employee compensation costs, a result of our acquisition of AMSI, a $1.8 million increase in hardware costs, a result of growth in sales of our MS products, and a $288,000 increase in amortization expense related to capitalized software costs and certain acquired intangible assets.

Cost of Services Revenue

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$ %		2005	$ %		2004
	($ In thousands)

Cost of services revenue	$6,841	$500	8%	$6,341	$1,805	40%	$4,536
As a percentage of total revenue	10%			10%			9%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

Our cost of services revenue increased $500,000 in fiscal 2006 primarily due to a $271,000 increase in compensation and facility related costs, primarily a result of increased DAS support engineers, a $131,000 increase in the cost of non-warranty hot runner controller repair services and $105,000 of share-based compensation expense.

Our cost of services revenue increased $1.8 million in fiscal 2005 due the following items: a $687,000 increase compensation expense, which resulted from the combination of several factors, including the addition of new personnel and unfavorable movements in foreign currency exchange rates; $685,000 of costs related to a organizational change that redirected technical sales staff from research and development and sales functions to post-sales and implementation groups, the cost of which is included in cost of service revenue; and a $377,000 increase in costs associated with non-warranty hot runner process controller repair services.

Research and Development

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$ %		2005	$ %		2004
	($ In thousands)

Research and development	$9,568	$1,575	20%	$7,993	$1,522	24%	$6,471
As a percentage of total revenue	15%			12%			13%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $496,000, $201,000 and $856,000 were capitalized in 2006, 2005 and 2004, respectively. All such capitalized costs are being amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

Our research and development expenses increased $1.6 million in fiscal 2006 primarily due to $1.2 million of costs related to the redeployment of our product line management staff to our research and development group from our marketing group and $346,000 of share-based compensation expense. These increases were partially offset by the impact of the capitalization of $496,000 of compensation costs, in accordance with SFAS No. 86.

Our research and development expense increased $1.5 million in fiscal 2005 primarily due to increased compensation expense, which resulted from the combination of several factors, including the impact of changes in foreign currency exchange rates, our annual salary increases that take effect each October, and development staff added in our January 2004 acquisition of AMSI. These expenses were offset in part by the redirection of some members of our technical staff from research and development to the post-sales and implementation groups.

Selling and Marketing

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$ %		2005	$ %		2004
	($ In thousands)

Selling and marketing	$23,305	$1,072	5%	$22,233	$2,224	11%	$20,009
As a percentage of total revenue	36%			35%			41%

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

Our selling and marketing expenses increased by $1.1 million in fiscal 2006 primarily due to a $880,000 increase in compensation expense, a result of personnel added during the year, especially, in our DAS sales department, $525,000 of share-based compensation expense, $390,000 of increased travel and entertainment expenses, a result of increased sales personnel, and $246,000 of increased spending on marketing programs. These increases were partially offset by the redeployment of our product line management staff from our marketing group to our research and development group, which reduced selling and marketing expense by $1.2 million relative to the prior year.

Our selling and marketing expenses increased in fiscal 2005 by $2.2 million due to a $1.2 million increase in compensation a result of our annual salary increases, staff added in the acquisition of AMSI and commissions paid to our direct sales force on increased revenues, a $993,000 increase in sales commissions to third-party manufacturers’ representatives, primarily with respect to MS products and a $435,000 increase in travel costs. These increases were partially offset by the impact of our redirection in late fiscal 2004 of sales resources to customer support and implementation activities, the cost of which is now included in cost of services revenue. This organizational change reduced our selling and marketing expenses by $685,000 in 2005 as compared to 2004 and increased cost of services revenue by a corresponding amount.

General and Administrative

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$ %		2005	$ %		2004
	($ In thousands)

General and administrative	$12,733	$726	6%	$12,007	$3,459	40%	$8,548
As a percentage of total revenue	19%			19%			18%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

Our general and administrative expenses increased by $726,000 in fiscal 2006 primarily due to $1.1 million of share-based compensation expense and $631,000 of increased compensation as a result of an increase in personnel. These increases were partially offset by a $1.0 million reduction in audit and Sarbanes-Oxley compliance fees.

Our general and administrative expense increased by $3.5 million in fiscal 2005 primarily due to a $1.0 million increase in Sarbanes-Oxley audit fees, a $575,000 increase in consulting fees associated with the development of management’s assessment of our internal control environment, a $954,000 increase in compensation expenses, a result of additional personnel and annual salary adjustments, and a $498,000 increase in professional service fees, including the cost of our financial statement audit, tax consulting and compliance services, legal services and other compliance and accounting services.

Restructuring Charges

		Increase			Decrease
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$	%	2005	$ %		2004
	(In thousands)

Restructuring charges	$2,666	2,666	N/A	$—	$(508)	(100)%	$508
As a percentage of total revenue	4%			—			1%

In fiscal 2006, we initiated the restructuring of certain elements of our business, including our MS division. These restructuring plans were undertaken to reduce operating costs and to allow us to refocus the product development, manufacturing and sales efforts of the MS division. These plans included the voluntary and involuntary termination of 20 employees from various divisions and departments of the Company and the closure of our leased facility in Oregon. As of June 30, 2006, all significant activities under these plans were complete.

In 2004, we enacted a corporate restructuring plan related to our January 2004 acquisition of AMSI that included the termination of three employees from sales and management positions.

See Note 10 to our consolidated financial statements, Restructuring Plans, for additional information related to the Company’s restructuring activities.

Amortization of Acquired Intangible Assets

		Decrease			Decrease
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2006	$ %		2005	$ %		2004
	($ In thousands)

Amortization of acquired intangible assets	$196	$(93)	(32)%	$289	$(156)	(35)%	$445
As a percentage of total revenue	—			—			1%

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

Interest Income, Net

Interest income, net, includes interest income earned on invested cash balances, net of our cost of borrowings, including interest cost incurred on our working capital lines of credit.

Our interest income was $2.6 million in fiscal 2006, $1.7 million in 2005, and $1.2 million in 2004. For all years, we earned higher income on our investments due to higher amounts of investments or an increase in interest rates, as reinvestments of maturities were at higher rates than in previous years.

Other Income (Loss), Net

Other income (loss), net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded especially in the United States, Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

Other income (loss), net, was income of $162,000 in 2006 and $70,000 in 2005, and a loss of $15,000 in 2004. In 2006 and 2005, income was primarily the result of hedging activities. In 2004, the losses were the result of hedging activities, and were partially offset by favorable foreign exchange effects realized in our operations during the periods.

Provision for Income Taxes

We are subject to income tax in numerous jurisdictions worldwide with varying statutory rates, and the use of estimates is required in determining our provision for income taxes. See Note 2 and Note 17 to our consolidated financial statements, Summary of Significant Accounting Policies, and Income Taxes, respectively, for further information regarding our income tax accounting and valuation allowance policies.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted in October 2004. The AJCA created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their foreign subsidiaries by providing an 85% dividends-received deduction for certain foreign earnings. The Company repatriated $10.6 million (A$13.9 million) of foreign subsidiary earnings from Australia to the United States under the provisions of the AJCA in fiscal 2006, incurring additional tax expense of $525,000.

Our fiscal 2006 tax provision is $1.9 million on income before tax of $2.9 million resulting in an effective tax rate of approximately 66%, increasing from an effective tax rate of 20% in fiscal 2005. In fiscal 2006, the significant reconciling items between the 34% U.S. federal statutory income tax rate and the 66% effective tax rate included the following: $525,000 of tax expense related to the Company’s repatriation of foreign earnings in accordance with the provisions of the AJCA mentioned above, $486,000 of tax expense related to an increase in our valuation allowance and $268,000 related to non-deductible stock-based compensation expenses. The impact of the above items was partially offset by a $634,000 favorable tax rate differential between the U.S. and certain foreign jurisdictions.

We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States. At June 30, 2006, we had total net deferred tax assets of $47,000, which represented the excess of $3.4 million gross deferred tax assets, over a $2.6 million valuation allowance and deferred tax liabilities of $798,000. We believe that the Company will earn sufficient taxable income in the future to realize our net deferred tax assets.

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). For the years of 1994, 1995 and 2001, the amount of liabilities assessed to date by the ATO, including tax penalties and interest, is approximately $5.6 million (A$7.5 million). Payments of $2.8 million (A$3.9 million) have been made to date with respect to these assessed amounts in order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of these matters.

These payments have been recorded as current assets as of June 30, 2006. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charges need to be paid pending resolution of the dispute. The liability amount of approximately $5.6 million (A$7.5 million) referred to above represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations. During fiscal 2007 we may continue to make cash payments related to interest that is accruing on the amounts due. Any such payments would be recorded as current assets.

We believe that the positions taken in our tax returns with respect to these matters have merit. We will continue to take steps to preserve our rights through the ATO’s objection process and believe that our positions will ultimately be sustained. Accordingly, we have not recorded any liabilities in our consolidated balance sheet related to any amounts of additional tax, penalty or interest that have been assessed to date or that may be assessed by the ATO in the future. Because the ultimate resolution of this matter is uncertain, it may have a material adverse effect on our results of operations. In addition, professional fees related to these matters have been and may continue to be significant.

Business Combinations

We acquired American MSI Corporation (“AMSI”) in January 2004. The acquisition of AMSI provided us advanced hot runner process controller products that assure that materials are kept in an optimal state until injected into the part cavity during the manufacturing process. This business was integrated into our MS division.

Liquidity and Capital Resources

	Fiscal Year Ended June 30,
	2006	2005	2004
	($ In thousands)

Net cash provided by operating activities	$1,939	$6,338	$6,467
Net cash provided by (used in) investing activities	1,135	2,991	(10,827)
Net cash provided by financing activities	647	2,490	1,226
Effect of exchange rate changes on cash and cash equivalents	(520)	1,104	801

Net increase (decrease) in cash and cash equivalents	3,201	12,923	(2,333)
Cash and cash equivalents, beginning of year	48,910	35,987	38,320

Cash and cash equivalents, end of year	$52,111	$48,910	$35,987

Marketable securities, end of year	$8,443	$11,323	$15,665

Cash, cash equivalents and marketable securities, end of year	$60,554	$60,233	$51,652

Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations, sales of our capital stock and borrowings from lending institutions. As of June 30, 2006, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $52.1 million, our marketable securities balance of $8.4 million and our credit facilities. In February 2005, we renewed our primary $5.0 million unsecured working capital credit facility for two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at June 30, 2006. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At June 30, 2006, we had employed $1.6 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $3.4 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of June 30, 2006, we had no outstanding debt.

At June 30, 2006, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2006, we were in compliance with this internal policy.

Net cash provided by operating activities was $1.9 million in fiscal 2006, $6.3 million in 2005 and $6.5 million in 2004. The decrease in cash generated from operations in fiscal 2006 compared to 2005 was primarily the result of payments of $2.5 million related to obligations arising from our restructuring plans, lower net income and an increase in our inventories, prepaid expenses, and other current assets, which totaled $3.8 million. The most significant component of the $3.8 million was our payment of $2.8 million dollars of cash to the ATO related to audits of the fiscal 1994, 1995 and 2001 tax years of our Australian subsidiary. These amounts, which were recorded as current assets, were paid to limit interest that may accrue on the amounts in question from the date of assessment through the ultimate resolution of these matters. In both 2005 and 2004, cash was primarily provided by net income as adjusted for non-cash items such as depreciation and amortization expense.

Investing activities generated $1.1 million and $3.0 million of cash in 2006 and 2005, respectively, and consumed $10.8 million of cash in 2004. In 2006, sales and maturities of marketable securities generated $22.4 million of cash, which was partially offset by $19.5 million of cash invested in marketable securities, $1.2 million of cash used to acquire fixed assets, and $496,000 of costs that were capitalized related to the development of software products.

Our financing activities generated cash of $647,000, $2.5 million and $1.2 million in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, $3.0 million of cash was generated by exercises of stock options and was partially offset by the use of $2.6 million of cash to purchase shares of our outstanding common stock. In fiscal 2005 and 2004, this cash was generated by exercises of stock options and proceeds received for common stock under our Employee Stock Purchase Plan.

On May 17, 2006, our Board of Directors terminated the September 2001 stock repurchase plan, which originally authorized the repurchase of up to 500,000 shares of its outstanding common stock, and simultaneously authorized the repurchase of up to 600,000 shares under a new stock repurchase plan. In May and June 2006, pursuant to the plan, the Company acquired 196,100 shares for $2.6 million, an average purchase price of $13.15 per share. All of these shares remained in treasury as of June 30, 2006.

We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this Annual Report. Capital expenditure requirements for fiscal 2007 are expected to be approximately $2.3 million, primarily for the purchase of fixed assets. We also expect to continue to capitalize costs related to our software development activities in an amount greater than or similar to fiscal 2006. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, financing anticipated growth and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing arrangements. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at June 30, 2006.

	Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$9,111	$1,645	$3,673	$2,305	$1,488
Capital lease obligations	21	4	12	5	—
Purchase obligations(1)	1,403	1,222	181	—	—

Total	$10,535	$2,871	$3,866	$2,310	$1,488

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Off-Balance Sheet Financing Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company’s 2007 fiscal year. The Company will determine the impact of this standard on its condensed consolidated financial statements when and if an accounting change or error correction occurs.

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

In March 2006, the FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company is in the process of assessing the impact, if any, of the adoption of this statement on its financial results.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the impact that the adoption of FIN No. 48 will have on our financial statements.

Impact of Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation during the past three fiscal years. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We develop our products in research centers in Australia, the United Kingdom, France and the United States. We sell our products globally through our direct sales force and indirect distributor channels. As a result, a significant portion of our sales transactions are denominated in foreign currencies, which exposes us to foreign exchange risk. In addition, we are exposed to other primary market risks, including changes in interest rates and credit risk. In the future, we expect to increase our international operations in our existing markets and in geographic locations where we do not have any operations now. We do not enter into market risk sensitive instruments for trading or speculative purposes.

Foreign Exchange Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At June 30, 2006, we had $6.9 million of cash and cash equivalents invested in foreign currency denominated accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We use currency options, zero-cost collars and other combinations of options that constitute net purchased options to hedge a portion of our forecasted foreign currency denominated intercompany sales and a portion of our foreign currency denominated intercompany research and development payments over a period of up to twelve months to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.

Using sensitivity analysis, we considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced over the next fiscal year. If the 10% change had occurred, it would have resulted in an adverse impact on operating income of approximately $1.2 million at June 30, 2006, and $1.3 million at June 30, 2005. The adverse impact at June 30, 2006 and June 30, 2005 is after consideration of the offsetting effect of approximately $1.0 million for each year from currency options and collars put in place throughout the year. The decrease in the amount of adverse impact between fiscal 2006 and fiscal 2005 is due to a lower foreign currency balance in the Euro for fiscal 2006.

Interest Rate Risk

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At June 30, 2006, the fair value and principal amounts of our marketable securities portfolio amounted to $8.4 million, with a yield-to-maturity of 5.2%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment.

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

Using sensitivity analysis, we considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 1% (100 basis points) could be experienced over the next fiscal year. A hypothetical 1% increase in interest rates would not have had a material adverse impact on the Company in fiscal 2005 and fiscal 2006 primarily because we do not invest in debt securities with maturities greater than six months.

Credit Risk

Our accounts receivable from our customers expose us to credit risk. We believe that such credit risk is limited due to the large number of customers comprising our accounts receivable and their broad dispersion over geographic regions and industries. Our accounts receivable carrying values approximate their fair value.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page F-2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On March 10, 2006, an 8-K was filed to disclose our change in auditors from PricewaterhouseCoopers LLP to Grant Thorton LLP. No financial statements were issued in conjunction with this filing. We have not been involved in any disagreements on accounting and financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Securities Rules 13a-15(f) and 15d-15(f), promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

— Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company,

— Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

— Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on page 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Moldflow Corporation

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Moldflow Corporation (a Delaware Corporation) maintained effective internal control over financial reporting as of June 30, 2006, based on “criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Moldflow Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Moldflow Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Moldflow Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Moldflow Corporation as of June 30, 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended June 30, 2006 and our report dated September 8, 2006 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Boston Massachusetts
September 8, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors.  Incorporated herein by reference is the information appearing under the captions “Information Regarding Directors” and “Information Regarding the Board of Directors and Its Committees” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Executive Officers.  Incorporated herein by reference is the information appearing under the caption “Executive Officers” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance.  Incorporated herein by reference is the information appearing under the caption “Information Regarding Moldflow Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Code of Ethics.  Incorporated herein by reference is the information appearing under the caption “Code of Ethics” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the captions “Information Regarding Moldflow Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference is the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

15(a)(1) Consolidated Financial Statements

An “Index to Consolidated Financial Statements” has been filed as a part of this Form 10-K Annual Report on page F-1.

15(a)(2) Financial Statement Schedule

The following are contained on the indicated pages of this Annual Report on Form 10-K:

Page No.

Schedule II — Valuation and Qualifying Accounts	42

Schedules not listed above are omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

15(a)(3) List of Exhibits

The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified.

EXHIBIT INDEX

Exhibit
No.	Title

2.2	Agreement and Plan of Merger by and among Moldflow Corp., MF Merger Sub I, Inc., American MSI Corp., the Timothy and Deborah Triplett Family Trust, Timothy L. Triplett and Deborah A. Triplett, dated January 23, 2004. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.2	Second Amended and Restated By-laws of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 19, 2002 and incorporated by reference thereto.)
3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
4.1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
10.1	Form of Incentive Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

Exhibit
No.	Title

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.4	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
10.5	Lease between Moldflow Corporation and 492 OCP, LLC dated as of January 28, 2005. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated by reference thereto.)
10.6	Loan Modification Agreement dated as of January 31, 2005 between Moldflow Corporation and Silicon Valley Bank. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated by reference thereto.)
10.7	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.8	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.9	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.10	Moldflow Corporation Employee Stock Purchase Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.11	Moldflow Corporation 1997 Equity Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.12	Form of Director Indemnification Agreement to be entered into between the Registrant and Each Non-employee Director. ** (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.13	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. ** (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.14	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.)
10.15	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated by reference thereto.)
10.16	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.17	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Ian M. Pendlebury.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.18	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Peter K. Kennedy.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.19	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)

Exhibit
No.	Title

10.20	Amended and Restated Employment Agreement dated as of July 8, 2005 between Christopher L. Gorgone and Moldflow Corporation.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated by reference thereto.)
10.21	Form of Cash Bonus Plan for Certain Executive Officers and Key Employees.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)
10.22	Form of Restricted Stock Award Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan, except with respect to Ian Pendlebury and Peter Kennedy, in which case paragraph 8 has been deleted.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)
10.23	Amended and Restated Employment Agreement dated as of July 8, 2005 between the Registrant and Timothy Triplett.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated by reference thereto.)
10.24	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
10.25	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
16.1	Letter Regarding Change in Certifying Accountant. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 10, 2006, and incorporated by reference thereto.)
21.1	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Grant Thornton LLP. (Filed herewith.)
23.2	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Roland Thomas	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 13, 2006

/s/ Christopher L. Gorgone	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2006

/s/ Roger E. Brooks	Director	September 13, 2006

/s/ Frank W. Haydu III	Director	September 13, 2006

/s/ Robert J. Lepofsky	Director	September 13, 2006

/s/ Robert P. Schechter	Director	September 13, 2006

SCHEDULE II

Schedule II.  Valuation and Qualifying Accounts

	Beginning					Ending
Item	Balance	Additions		Deductions		Balance
	(In thousands)

For the year ended June 30, 2006:
Allowance for doubtful accounts	$155	$126	(a)	$(38	)(b)	$243
Deferred tax asset valuation allowance	1,967	661	(a)	(60	)(c)	2,568
For the year ended June 30, 2005:
Allowance for doubtful accounts	$420	$58	(a)	$(323	)(b)	$155
Deferred tax asset valuation allowance	1,514	885	(a)	(432	)(c)	1,967
For the year ended June 30, 2004:
Allowance for doubtful accounts	$347	$139	(a)	$(66	)(b)	$420
Deferred tax asset valuation allowance	789	852	(a)	(127	)(c)	1,514

(a)	Additional provisions and foreign currency translation effects.

(b)	Specific write-offs, collections of previously reserved items recorded as a benefit to general and administrative expenses and foreign currency translation effects.

(c)	Utilization of net operating loss carryforwards, reductions in other deferred tax assets and foreign currency translation effects.

MOLDFLOW CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30,
	2006	2005
	(In thousands, except share and per share
	data)

ASSETS
Current assets:
Cash and cash equivalents	$52,111	$48,910
Marketable securities	8,443	11,323
Accounts receivable, net of allowance for doubtful accounts of $243 and $155 at June 30, 2006 and 2005, respectively	12,774	13,449
Inventories	1,739	1,381
Prepaid expenses	6,535	3,013
Other current assets	3,070	2,589

Total current assets	84,672	80,665
Fixed assets, net	3,129	3,336
Acquired intangible assets, net	1,215	1,555
Goodwill	18,654	18,622
Other assets	2,523	2,851

Total assets	$110,193	$107,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,049	$3,764
Accrued expenses	10,274	10,165
Deferred revenue	11,741	10,748

Total current liabilities	24,064	24,677
Deferred revenue	1,325	1,124
Other long-term liabilities	847	1,079

Total liabilities	26,236	26,880

Contingencies, commitments and guarantor arrangements (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and 2005	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 11,410,030 shares issued, and 11,213,930 outstanding at June 30, 2006 and 10,930,954 shares issued and outstanding at June 30, 2005	114	109
Treasury stock, at cost; 196,100 shares at June 30, 2006 and no shares at June 30, 2005	(2,579)	—
Additional paid-in capital	75,335	69,626
Retained earnings	6,296	5,295
Accumulated other comprehensive income	4,791	5,119

Total stockholders’ equity	83,957	80,149

Total liabilities and stockholders’ equity	$110,193	$107,029

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended June 30,
	2006	2005	2004
	(In thousands, except
	per share data)

Revenue:
Product	$38,215	$38,227	$26,063
Services	27,343	26,191	22,610

Total revenue	65,558	64,418	48,673

Costs and operating expenses:
Cost of product revenue	10,066	8,866	5,203
Cost of services revenue	6,841	6,341	4,536
Research and development	9,568	7,993	6,471
Selling and marketing	23,305	22,233	20,009
General and administrative	12,733	12,007	8,548
Restructuring charges	2,666	—	508
Amortization of acquired intangible assets	196	289	445

Total costs and operating expenses	65,375	57,729	45,720

Income from operations	183	6,689	2,953
Interest income	2,582	1,665	1,248
Interest expense	(11)	(2)	(36)
Other income (loss), net	162	70	(15)

Income before income taxes	2,916	8,422	4,150
Provision for income taxes	1,915	1,665	1,522

Net income	$1,001	$6,757	$2,628

Net income per common share:
Basic	$0.09	$0.63	$0.26
Diluted	$0.08	$0.58	$0.24
Shares used in computing net income per common share:
Basic	11,114	10,761	10,277
Diluted	11,817	11,625	10,839

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Retained	Accumulated
	Common Stock		Additional			Earnings/	Other	Total
	Shares	Par	Paid-In	Treasury Stock		(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Issued	Value	Capital	Shares	Cost	Deficit)	Income	Equity	Income
	(In thousands, except share data)

Balance at June 30, 2003	10,217,299	$102	$62,867	(185,417)	$(926)	$(4,090)	$2,696	$60,649
Issuance of common stock in connection with the acquisition of AMSI (Note 3)	202,424	2	3,644	146,864	745			4,391
Exercise of stock options	199,709	2	963					965
Issuance of stock under employee stock purchase plan			80	38,553	181			261
Comprehensive income:
Net income						2,628		2,628	$2,628
Change in unrealized losses on investments, net of taxes							(607)	(607)	(607)
Change in unrealized losses on hedging instruments, net of taxes							(19)	(19)	(19)
Foreign currency translation adjustment							1,311	1,311	1,311

Comprehensive income									$3,313

Balance at June 30, 2004	10,619,432	106	67,554	—	—	(1,462)	3,381	69,579
Exercise of stock options	298,120	3	1,816					1,819
Issuance of stock under employee stock purchase plan	13,402		256					256
Comprehensive income:
Net income						6,757		6,757	$6,757
Change in unrealized losses on investments, net of taxes							17	17	17
Change in unrealized losses on hedging instruments, net of taxes							(6)	(6)	(6)
Foreign currency translation adjustment							1,727	1,727	1,727

Comprehensive income									$8,495

Balance at June 30, 2005	10,930,954	109	69,626	—	—	5,295	5,119	80,149
Purchase of treasury stock				(196,100)	(2,579)			(2,579)
Exercise of stock options	384,476	4	2,760					2,764
Issuance of restricted stock	94,733	1	(1)
Forfeitures of restricted stock	(12,989)
Share-based compensation			2,170					2,170
Tax benefit from share-based compensation transactions			639					639
Issuance of stock under employee stock purchase plan	12,856		141					141
Comprehensive income:
Net income						1,001		1,001	$1,001
Change in unrealized losses on investments, net of taxes							31	31	31
Change in unrealized losses on hedging instruments, net of taxes							(9)	(9)	(9)
Foreign currency translation adjustment							(350)	(350)	(350)

Comprehensive income									$673

Balance at June 30, 2006	11,410,030	$114	$75,335	(196,100)	$(2,579)	$6,296	$4,791	$83,957

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$1,001	$6,757	$2,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,314	1,484	1,428
Amortization of acquired intangible assets	338	431	505
Amortization of other intangible assets	744	720	286
Provisions for doubtful accounts	83	(92)	139
Foreign exchange (gains) losses	(214)	(83)	1
Share-based compensation	2,170	—	—
Excess tax benefits from share-based compensation	(254)	—	—
Other non-cash charges	474	(99)	13
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	759	(4,795)	(621)
Inventories, prepaid expenses and other current assets	(3,769)	(371)	(16)
Other assets	181	151	(156)
Accounts payable	(1,720)	481	649
Accrued expenses and other long-term liabilities	(268)	361	638
Deferred revenue	1,100	1,393	973

Net cash provided by operating activities	1,939	6,338	6,467

Cash flows from investing activities:
Purchases of fixed assets	(1,249)	(1,167)	(1,035)
Capitalization of software development costs	(496)	(201)	(856)
Purchases of marketable securities	(19,481)	(5,096)	(11,105)
Sales of marketable securities	22,361	9,455	9,260
Acquisition of AMSI, net of cash acquired	—	—	(7,091)

Net cash provided by (used in) investing activities	1,135	2,991	(10,827)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,972	2,490	1,226
Purchase of treasury stock	(2,579)	—	—
Excess tax benefits from share-based compensation	254	—	—

Net cash provided by financing activities	647	2,490	1,226

Effect of exchange rate changes on cash and cash equivalents	(520)	1,104	801

Net increase (decrease) in cash and cash equivalents	3,201	12,923	(2,333)
Cash and cash equivalents, beginning of year	48,910	35,987	38,320

Cash and cash equivalents, end of year	$52,111	$48,910	$35,987

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,713	$1,764	$1,233

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Business

Moldflow Corporation (“Moldflow” or the “Company”) provides solutions that optimize discrete product development and manufacturing operations to companies in industries that work with complex processes, with a particular focus on companies working with injection molded plastics. Revenues are derived primarily from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia.

On January 23, 2004, the Company acquired all of the outstanding shares of American MSI Corporation (“AMSI”). This business combination was accounted for using the purchase method of accounting. Accordingly, these consolidated financial statements include the results of operations of AMSI from the date of its respective acquisition. (Note 3)

The Company’s fiscal year end is June 30. References to 2006, 2005 or 2004 mean the fiscal year ended June 30, unless otherwise indicated. Certain prior year cash flow amounts have been reclassified to conform with the fiscal 2006 presentation.

2.	Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include estimates of loss contingencies, acquisition accounting valuations, software development costs eligible for capitalization, amortization and depreciation period estimates, the potential outcome of future tax consequences of events that have been recognized in the financial statements or tax returns, and estimating the fair value of the Company’s reporting units. Actual results and outcomes may differ from these estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has no special purpose entities.

Acquisition Accounting

The purchase price of each acquired business is allocated to the assets acquired and liabilities assumed, if any, at their respective fair value on the date of acquisition. In certain cases, third-party appraisers may be engaged to determine the fair value of the assets acquired. In other cases, depending upon the size of the acquisition and the nature of assets and liabilities acquired, management estimates the fair value of acquired assets and liabilities based upon a number of generally accepted valuation methodologies. In all cases, any excess purchase price over the amounts allocated to the assets acquired and liabilities assumed is recorded as goodwill.

Foreign Currency Translation

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the average monthly currency exchange rate. Statement of income amounts are translated at the average currency exchange rate for the year. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income and expense. Net foreign currency transaction gains (losses) were $214,000, $83,000, and $(1,000) for the years ended June 30, 2006, 2005 and 2004, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments and money market accounts of major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at amortized cost, which approximates fair value. At June 30, 2006, 49%, 28%, 17%, and 1% of the Company’s cash and cash equivalents was invested in accounts of four separate financial institutions; the remaining 5% was held in various operating bank accounts. At June 30, 2006, the Company had $6.9 million of cash and cash equivalents invested in foreign currency accounts. At June 30, 2005, 31%, 23%, 21%, 16% and 2% of the Company’s cash and cash equivalents were invested in money market and cash deposit accounts of five separate financial institutions; the remaining 7% of cash and cash equivalents was held in various operating bank accounts.

Marketable Securities and Investment Policy

The Company invests its excess cash in financial instruments with high credit quality in accordance with its investment policy, as approved by the Company’s board of directors. The primary objective of this policy is the preservation of the Company’s capital. Investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities and similar high quality instruments.

At June 30, 2006 and 2005, the Company’s marketable securities consisted of debt securities with maturities from the date of purchase in excess of three months. At June 30, 2006, marketable securities consisted entirely of corporate bonds. At June 30, 2005, marketable securities included $7.2 million of corporate bonds and $4.1 million of U.S. government bonds. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income, net of any related tax effect. As of June 30, 2006, the unrealized losses on these marketable securities were immaterial. As of June 30, 2005, the unrealized losses on these marketable securities was $31,000, net of related tax effects.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include accounts receivable and marketable securities. The Company’s customer base consists of a large number of geographically dispersed customers. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. To date, such losses, in the aggregate, have not exceeded management expectations. As of June 30, 2006, our accounts receivable balance was $12.8 million, net of allowances for doubtful accounts of $243,000.

Fair Value of Financial Instruments

The Company’s financial instruments consist of primarily cash equivalents, marketable securities, accounts receivable, hedging instruments and accounts payable. The carrying amounts of these instruments at June 30, 2006 and 2005 approximated their fair values.

Hedging

The Company uses currency options, zero-cost collars and other combinations of options that constitute net purchased options to hedge a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments over a period of up to twelve months. These derivatives have been designated as cash-flow hedges and the effective portion of the change in their fair value is recorded as a component of accumulated other comprehensive income until the underlying forecasted transaction impacts earnings or is considered probable of not occurring. Once the underlying

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecasted transaction is realized or is considered probable of not occurring, the gain or loss from the derivative is reclassified from other accumulated comprehensive income to current earnings as a component of other income and expense.

At the inception of the hedge transaction and at least on a quarterly basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. The assessment of hedge effectiveness is based on changes in an instrument’s total value. Management believes through the date of the forecasted net sales and research and development payments, the hedge will be completely effective since the critical terms of the derivative contract exactly match those of the forecasted transaction.

If the Company determines that a forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting for the ineffective portion of the instrument hedging the transaction. At that time and prospectively, any gain or loss on the instrument is recognized in current earnings as a component of other income and expense.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the market value of the items, based upon assumptions of future demand and market conditions, and their carrying value. During the years ended June 30, 2006 and 2005, write-downs of $18,000 and $36,000, were recorded, respectively. There were no such write-downs in fiscal 2004.

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

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets acquired in the Company’s business combinations (Note 3).

To assess the impairment of these assets or any identifiable acquired intangible assets, goodwill and other long-lived assets not subject to amortization, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, management assesses each of its divisions for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Important factors which could trigger an impairment review, if significant, include the underperformance of a product line or operating activity relative to projected future operating results, changes in the manner of use of the acquired assets or the strategy for the overall business, and negative industry or economic trends. In fiscal 2006 and 2005, the Company conducted its goodwill impairment test for two reporting units and in fiscal 2004 for one reporting unit. No impairment of goodwill has been identified during any of these periods.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other acquired intangible assets are amortized using the straight-line method over each asset’s respective estimated useful life. The useful lives of intangible assets acquired in the Company’s business combinations as follows:

Estimated
Useful Life
(Years)

Customer base	3.5-7
Developed technology	4-7
Non-compete agreements	1-5
Customer order backlog	0.5

Long-Lived Assets

The Company periodically evaluates its long-lived assets, which include fixed assets and acquired intangible assets subject to depreciation and amortization, for events and circumstances that indicate a potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Revenue Recognition

The Company generates revenue from three principal sources: license fees for packaged software products; product fees for collaborative production management products; and service fees from maintenance and support contracts, consulting, implementation, training and material testing services.

Licenses and Other Product Fees:  For revenue derived from license fees for packaged software products and from product fees for certain collaborative production management products (except for hot runner process controllers) that contain a significant amount of embedded software, the Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company recognizes revenue from sales of software licenses and these products upon product shipment provided that evidence of the arrangement exists, the arrangement fee is fixed or determinable, and collection of the related receivable is reasonably assured and free of contingencies.

Product Fees from Hot Runner Process Controllers:  For revenue derived from sales of hot runner process controllers, a subset of our collaborative production management products, and other hardware components with insignificant embedded software, the Company applies the guidance of Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The Company recognizes revenue when the product is shipped to the customer, provided that evidence of the arrangement exists, legal title has passed to the customer, all significant contractual obligations have been satisfied, the arrangement fee is fixed or determinable and collection of the related receivable is reasonably assured and free of contingencies.

Service Fees:  Software maintenance and support contracts are often entered into at the same time as the sale of software licenses. In accordance with SOP 97-2, the Company considers these to be multiple elements of a single arrangement. The Company applies the residual method to recognize revenues from arrangements like these with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exists. Under the residual method, the fair value of the undelivered elements, such as implementation and maintenance services, is deferred and the remaining portion of the total arrangement fee is recognized as revenue. The Company determines vendor-specific objective evidence of the fair value of undelivered services based on the prices that are charged when the same element is sold separately to customers. The fair value of maintenance and support services may also be determined based on the price to be paid upon renewal of that service in accordance with the optional renewal terms offered contractually to a customer. If sufficient evidence of the fair value of an undelivered element does not exist, all revenue from the arrangement is deferred and recognized upon delivery of that element or at the time that fair value can be established for the undelivered element. The Company recognizes revenue from software maintenance and support contracts ratably over the related contract period and from training and other services as they are performed.

Modification or Customization:  The Company’s products do not require significant modification or customization after shipment. Installation of the products is generally routine and can be performed by the customer or other third-party providers.

Evidence of an Arrangement:  In order to recognize revenue, sufficient evidence of an arrangement must exist, which is typically in form of a written purchase commitment from a customer. For sales of software products, the Company requires its customers to enter into an End-User License Agreement, which for certain products is in the form of a “click-wrapped” software license agreement that is included as part of each customer’s installation process.

Collectibility:  Management assesses each customer account for collectibility considering the customer’s credit worthiness and relevant historical payment experience. Revenue is recognized only if collection of the fee is reasonably assured. If a particular sale is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which generally occurs upon the receipt of the customer’s payment.

Fixed or Determinable Price:  Management assesses whether the total fee payable to the Company for the order is fixed or determinable and free of contingencies at the time of delivery. Management considers the payment terms of the transaction, including whether the terms are extended, and its collection experience in similar transactions that did not require concessions, among other factors. If the total consideration payable to the Company is not fixed or determinable, revenue is recognized only as payments become due from the customer, provided that all other revenue recognition criteria are met.

Customer Acceptance Criteria:  If an arrangement includes customer acceptance criteria, the Company defers all revenue from the arrangement until acceptance is received or the acceptance period has lapsed, unless those acceptance criteria only require that the product perform in accordance with the Company’s standard published product specifications. If a customer’s obligation to pay the Company is contingent upon a future event such as installation or acceptance, the Company defers all revenue from the arrangement until that event has occurred. The Company’s arrangements do not typically contain customer acceptance criteria.

Resellers:  A portion of the Company’s revenue is derived from sales to resellers. The Company generally recognizes revenue upon delivery of the product to these resellers, provided that the same conditions for revenue recognition described above are met.

Product Return/Stock Rotation/Price Protection:  The Company’s arrangements with customers, including resellers, do not contain any unilateral rights of product return, other than those related to standard warranty provisions that permit repair or replacement of defective goods, or returns that are in the sole discretion of Moldflow. Estimated warranty costs are accrued upon product shipment. In addition, the Company’s arrangements with resellers do not contain provisions that permit stock rotation or provide assurance for price protection.

Shipping and Handling Fees:  Fees charged to customers for shipping and handling are included as a component of services revenue. Shipping and handling costs are recorded as a component of cost of product revenue.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

Costs associated with the research and development of the Company’s products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and are capitalized thereafter until the product is available for general release to customers. Subsequently, the costs are amortized to cost of product revenue over the estimated economic life of the product, which ranges from three to five years.

Costs of software applications developed or obtained for internal use that are incurred during the applications’ development stage are capitalized in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained For Internal Use.”

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended June 30, 2006, 2005 and 2004 were $1.5 million, $1.2 million and $1.2 million, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The Company assesses its ability to realize deferred tax assets primarily based on the earnings history and future earnings potential of the legal entities through which the deferred tax assets will be realized as proscribed by SFAS 109, “Accounting for Income Taxes” (Note 17). Under generally accepted accounting principles in the United States of America, valuation allowances are provided against deferred tax assets, if, based on the weight of available evidence, it is more likely than not they will not be realized.

Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”),which establishes accounting for equity instruments exchanged for employee and director services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which generally is the vesting period of the equity grant. Prior to July 1, 2005, the Company accounted for share-based compensation to employees and directors in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to fiscal 2006 have not been restated to reflect the fair value method of expensing share-based compensation (Note 15).

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules prior to adoption of SFAS 123(R).

Restructuring

The Company accounts for charges resulting from operational restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146, which addresses financial accounting reporting associated with certain exit or disposal activities. Under SFAS 146, costs associated with certain exit or disposal activities are recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The determination of

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring charges requires management’s judgment and may include such costs and charges as those related to employee severance, termination benefits, the write-off of assets, professional service fees and costs for future lease commitments on excess facilities, net of any estimated income from subleases. All such judgments and related estimates are reviewed and, if necessary, revised on a quarterly basis, which may result in adjustments to previously recorded liability accruals (Note 10).

Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding and, when dilutive, all potential common equivalent shares outstanding including options and unvested restricted stock. The dilutive effect of options and unvested restricted stock is determined under the treasury stock method using the average fair value of common stock for the period (Note 16).

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2006, accumulated other comprehensive income was $4.8 million comprised primarily of net gains from cumulative foreign currency translation adjustments, and $8,000 of unrealized losses on hedging instruments. At June 30, 2005, accumulated other comprehensive income was $5.1 million comprised primarily of net gains from cumulative foreign currency translation adjustments, and $31,000 of unrealized losses on marketable securities. The individual components of comprehensive income are reflected in the consolidated statement of stockholders’ equity.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for our 2007 fiscal year. We will determine the impact of this standard on our consolidated financial statements if an accounting change or error correction occurs.

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

In March 2006, the FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Management is in the process of assessing the impact, if any, of the adoption of this statement on our financial results.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

3.	Acquisitions

American MSI Corporation

On January 23, 2004, the Company acquired all of the outstanding stock of AMSI, located in Moorpark, California, in exchange for $7.2 million in cash, of which $1.1 million was used to retire all of AMSI’s outstanding debt, and 349,288 shares of the Company’s common stock, valued at $4.4 million for accounting purposes or $12.57 per share. Of the shares issued, 146,864 were issued from the Company’s then existing treasury shares. In addition, the Company paid $293,000 of costs directly related to the acquisition. The results of AMSI have been included in the Company’s consolidated financial statements since the date of acquisition.

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

$11,922

The estimated useful lives of the acquired customer base, developed technology, non-compete agreements and backlog are 7 years, 7 years, 5 years and 6 months, respectively. No portion of the goodwill or acquired intangible assets is expected to be deductible for income tax purposes.

The following summarized unaudited pro forma consolidated results of operations of the Company reflect the effect of the AMSI acquisition as if it had occurred at the beginning of the period presented. The unaudited pro forma consolidated results of operations presented below are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated at the beginning of the period presented and should not be construed as representative of future results.

Year Ended
June 30,
2004

Revenue	$53,586
Net income	2,689
Net income per common share:
Basic	$0.26
Diluted	$0.24

4.	Goodwill and Acquired Intangible Assets

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and compares the fair value for both of its reporting units to their recorded carrying value as of the end of the Company’s third fiscal quarter. The annual testing resulted in no impairment charges to goodwill in fiscal 2004, 2005 or 2006. A portion of the Company’s goodwill and acquired intangible assets is recorded in the accounts of the Company’s French subsidiary and, as such, is subject to translation at the exchange rates in effect at the balance sheet date.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table describes changes to goodwill:

	Year Ended June 30,
	2006	2005
	(In thousands)

Beginning balance	$18,622	$18,625
Foreign exchange impact	32	(3)

Ending balance	$18,654	$18,622

At both June 30, 2006 and 2005, $5.9 million of goodwill was allocated to the Design Analysis Solutions division (“DAS”). During both periods, the remaining goodwill was allocated to the Manufacturing Solutions division (“MS”).

The components of acquired intangible assets were as follows (in thousands):

	June 30, 2006			June 30, 2005
	Gross		Net	Gross		Net	Weighted-
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Amount	Amortization	Amount	Useful Life

Acquired intangible assets:
Customer base	$991	$(539)	$452	$987	$(380)	$607	6.6 years
Developed technology	1,675	(1,015)	660	1,675	(870)	805	5.8 years
Customer order backlog	40	(40)	—	40	(40)	0	0.5 years
Non-compete agreements	1,416	(1,313)	103	1,411	(1,268)	143	3.5 years

	$4,122	$(2,907)	$1,215	$4,113	$(2,558)	$1,555

All of the Company’s acquired intangible assets are subject to amortization over their estimated useful lives. No residual value is estimated for these intangible assets. Acquired intangible asset amortization for the fiscal years ended June 30, 2006, 2005 and 2004 was $338,000, $431,000 and $505,000 respectively. In fiscal 2006, 2005 and 2004, $143,000, $142,000 and $60,000, respectively, of this amortization was included as a component of cost of product revenue in the consolidated statement of income.

Expected future estimated annual amortization expense of acquired intangible assets is as follows:

Estimated
Amortization
Year Ending June 30,	Expense
(In thousands)

2007	$314
2008	298
2009	246
2010	223
2011	134

$1,215

5.	Derivative Financial Instruments and Hedging Activities

As of June 30, 2006, hedging instruments with nominal amounts of $4.5 million, $7.6 million and $5.7 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $92,000 and was recorded as a component of other current assets. Net unrealized losses of $8,000 on these instruments were included in accumulated other comprehensive

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. During the year ended June 30, 2006, gains of $54,000 were recorded as components of other income on the effective portion of options that were settled. During the year ended June 30, 2006, there was no gain or loss recognized on the ineffective portion of these options.

At June 30, 2005, instruments with fair values of $71,000 were outstanding and were recorded as components of other current assets. Net unrealized gains on these instruments were insignificant. During the year ended June 30, 2005 gains of $92,000 were recorded as components of other income on the effective portion of options that were settled. During the year ended June 30, 2005, there was no gain or loss recognized on the ineffective portion of these options.

The Company held no derivatives during fiscal 2006, 2005 or 2004 for non-hedging purposes.

6.	Inventories

Inventories consisted of the following:

	June 30,
	2006	2005
	(In thousands)

Raw materials	$1,395	$991
Finished goods	344	390

	$1,739	$1,381

7.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $496,000, $201,000 and $856,000 were capitalized in fiscal 2006, 2005, and 2004, respectively. All such costs have been included in other non-current assets in the Company’s consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years. Related amortization expense for fiscal years 2006, 2005 and 2004 was $649,000, $574,000 and $286,000, respectively, and has been included as a component of cost of product revenue in the Company’s consolidated statement of income.

Capitalized software development costs consisted of the following:

	June 30,
	2006	2005
	(In thousands)

Gross carrying amount	$2,824	$2,328
Less — accumulated amortization	(1,726)	(1,077)

Net carrying amount	$1,098	$1,251

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fixed Assets

Fixed assets consisted of the following:

	Estimated
	Useful Life	June 30,
	(Years)	2006	2005
		(In thousands)

Land	—	$266	$273
Buildings	30	1,775	1,797
Equipment	5-7	1,672	1,495
Computer equipment	3-5	5,160	4,828
Furniture and fixtures	7-10	704	639
Computers and equipment under capital leases	3-7	626	640
Software	3-5	401	448
Leasehold improvements	varies	693	527
Other	3-10	313	124

		11,610	10,771
Less — accumulated depreciation and amortization		(8,481)	(7,435)

		$3,129	$3,336

Depreciation expense, including amortization of assets under capital leases, was $1.3 million, $1.5 million and $1.4 million for the years ended June 30, 2006, 2005 and 2004, respectively. Accumulated amortization for assets held under capital leases was $626,000 and $629,000 at June 30, 2006 and 2005, respectively. The useful life of leasehold improvement is the lesser of its economic life or the listed term of the lease.

9.	Accrued Expenses

Accrued expenses included the following accruals and other current liabilities:

	June 30,
	2006	2005
	(In thousands)

Employee wages, commissions and other compensation	$1,208	$1,858
Employee leave costs	2,356	2,134
Employee retirement costs	807	711
Professional fees	442	1,518
Income and withholding taxes	4,044	2,684
Restructuring costs	213	105
Warranty	193	120
Other	1,011	1,035

	$10,274	$10,165

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring Plans

April 2006 Plan

In April 2006, the Company initiated a corporate restructuring plan (the “April 2006 plan”) to reduce operating costs. The April 2006 plan included the involuntary termination of twelve employees and the voluntary termination of one employee within various departments of the Company’s Manufacturing Solutions division in the United States, France, Australia, Germany, Ireland, and Italy. As a result of the April 2006 plan, the Company recorded charges of $1.3 million in the three months ended June 30, 2006, which included legal, travel and other costs associated with the activities. All such items were recorded as restructuring charges in the Company’s consolidated statement of income. The following table presents activity against the restructuring liability during the year ended June 30, 2006. At June 30, 2006, all significant activities under the April 2006 plan were complete, except for cash payment of the remaining liabilities.

	Employee
	Severance	Other
	Costs	Costs	Total
	(In thousands)

Restructuring charge	$1,104	$175	$1,279
Cash payments	(986)	(119)	(1,105)
Foreign exchange impact	(5)	3	(2)

Balance at June 30, 2006	$113	$59	$172

October 2005 Plan

In October 2005, the Company initiated a corporate restructuring plan (the “October 2005 plan”) to reduce operating costs. The October 2005 plan included the involuntary termination of seven employees within various departments of the Company in the United States, France and Italy and the closure of a leased facility in Oregon. As a result of the October 2005 plan, the Company recorded charges of $1.4 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All such items were recorded as restructuring charges in the Company’s consolidated statement of income. All significant activities under the October 2005 plan are complete. The following table presents activity against the restructuring liability during for the year ended June 30, 2006.

	Employee	Lease
	Severance	Termination	Other
	Costs	Costs	Costs	Total
	(In thousands)

Restructuring charge	$1,313	$14	$60	$1,387
Cash payments	(1,320)	(14)	(61)	(1,395)
Foreign exchange impact	7	—	1	8

Balance at June 30, 2006	$—	$—	$—	$—

January 2004 Plan

In January 2004, the Company initiated a corporate restructuring plan (the “January 2004 plan”) related to its January 2004 acquisition of AMSI (Note 3). As a result of the January 2004 plan, the Company recorded charges and related liabilities of $508,000. These charges were recorded as restructuring charges in the Company’s consolidated statement of income. All significant activities under the January 2004 plan are complete.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2002 Plan

In April 2002, the Company initiated a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce overhead costs. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. The remaining accrual balances as of June 30, 2006 relate to long-term contractual obligations from facility commitments that will be paid over three years. The following table presents activity against the restructuring liability during the twelve months ended June 30, 2006 and the remaining liability at the period end included in other long-term liabilities in the Company’s consolidated balance sheet:

Lease
Termination
Costs
(In thousands)

Balance at June 30, 2005	$447
Cash payments	(103)
Foreign exchange impact	(4)

Balance at June 30, 2006	$340

11.	Credit Facilities

The Company has an unsecured $5.0 million working capital credit facility with a domestic bank that expires on February 2, 2007. The available borrowing base of the facility is subject to a calculation that is based on eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. Furthermore, the facility includes certain restrictive covenants, all of which the Company was in compliance with as of June 30, 2006. These covenants include liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. As of June 30, 2006 and 2005, there were no loans against the facility, which would bear interest at the bank’s prime rate. As of June 30, 2006, the Company had utilized $1.6 million of the available borrowing base through outstanding foreign exchange contracts and letters of credit. The remaining available borrowing base was $3.4 million.

Certain subsidiaries of the Company have established unsecured foreign exchange credit facilities with two separate financial institutions for the purposes of establishing foreign exchange contracts. As of June 30, 2006 and 2005, there were no advances against these facilities which would be guaranteed by the Company.

Certain subsidiaries of the Company have established other credit facilities, totaling approximately $394,000 at June 30, 2006, with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 2.0% per annum. As of June 30, 2006 and 2005, there were no advances against these facilities.

12.	Preferred Stock

At June 30, 2006, there were no shares of preferred stock issued or outstanding.

13.	Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors.

On January 23, 2004, the Company issued 349,288 shares of its common stock in conjunction with its acquisition of AMSI (Note 3) of which 146,864 shares were issued from the Company’s treasury stock (Note 14).

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Share Repurchase Program and Treasury Stock

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

On May 17, 2006, the Company’s Board of Directors cancelled the September 2001 stock repurchase plan and established a revised stock repurchase plan under which the Company is authorized to repurchase up to 600,000 shares of its outstanding common stock. In the three months ended June 30, 2006, pursuant to the plan, the Company acquired 196,100 shares of its outstanding common stock for $2.6 million, an average purchase price of $13.15 per share. All of these shares were held as treasury stock as of June 30, 2006.

15.	Stock Option and Incentive Plans

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

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,500,000 shares of common stock by officers, employees, consultants and directors of the Company. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of June 30, 2006, there were 1,134,260 shares available for future grant.

A summary of the Company’s stock option activity follows:

	Year Ended
	June 30, 2006		June 30, 2005		June 30, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	2,487,267	$10.22	2,634,157	$9.77	2,433,206	$9.33
Granted	185,529	15.05	337,800	12.20	557,180	10.34
Exercised	(415,748)	7.72	(349,947)	7.72	(199,709)	4.83
Canceled	(170,497)	13.95	(134,743)	12.74	(156,520)	11.25

Outstanding at end of period	2,086,551	$10.85	2,487,267	$10.22	2,634,157	$9.77

Options exercisable at end of period	1,667,556	$10.33	1,733,684	$10.26	1,423,647	10.54
Weighted average fair value of options granted in the period		$5.99		$7.08		$7.09

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding stock options as of June 30, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$0.36-$5.00	582,644	1.1 years	$4.61	582,644	$4.61
$5.01-$10.00	352,961	2.5 years	9.09	279,444	8.92
$10.01-$15.00	660,152	2.7 years	12.18	464,301	12.21
$15.01-$20.00	409,244	2.8 years	16.72	259,617	17.43
$20.01-$25.00	65,450	2.3 years	21.74	65,450	21.75
$25.01-$30.00	16,100	2.6 years	26.24	16,100	26.24

	2,086,551	2.2 years	$10.85	1,667,556	$10.33

The aggregate intrinsic value of outstanding options as of June 30, 2006 was $1.8 million, all of which related to exercisable options. The intrinsic value of options exercised in the year ended June 30, 2006 was $2.9 million, and the intrinsic value of options that vested during the period was $2.7 million.

During the year ended June 30, 2006, there were 170,497 shares cancelled with a weighted average grant date fair value of $9.41 of which 96,066 of these shares expired with a weighted average grant date fair value of $11.47. The weighted average remaining contractual life for options exercisable at June 30, 2006 was 1.8 years.

The following table presents share-based compensation expenses included in the Company’s audited consolidated statement of income:

Year Ended
June 30,
2006
(In thousands)

Cost of product revenue	$61
Cost of services revenue	105
Research and development	346
Selling and marketing	525
General and administrative	1,133

Share-based compensation expense before tax	2,170
Income tax benefit	(108)

Net compensation expense	$2,062

Prior to fiscal 2006, no significant compensation cost related to share-based awards was recognized in the Company’s condensed consolidated statement of income. The total compensation cost not yet recognized as of June 30, 2006 related to non-vested awards was $1.2 million which will be recognized over a weighted-average period of 1.3 years.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock options granted in the year ended June 30, 2006. Estimates of fair

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
June 30,
2006

Dividend yield	0%
Expected volatility factor(1)	38.48%-49.16%
Risk-free interest rate(2)	3.92%-5.00%
Expected term (in years)(3)	3.5-5.8

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. The Company has elected to use the simplified method for estimating the expected term for its stock options, which qualify as “plain-vanilla” options.

No compensation cost was recognized for share-based awards for the years June 30, 2005 and 2004. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

	Year Ended	Year Ended
	June 30,	June 30,
	2005	2004
	(In thousands,	(In thousands,
	except per	except per
	share data)	share data)

Net income as reported	$6,757	$2,628
Less:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,414)	(4,438)

Pro forma net income (loss)	$3,343	$(1,810)

Net income (loss) per share:
Basic — as reported	$0.63	$0.26
Basic — pro forma	$0.33	$(0.18)
Diluted — as reported	$0.58	$0.24
Diluted — pro forma	$0.30	$(0.18)

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended
	June 30,	June 30,
	2005	2004

Dividend yield	0%	0%
Volatility	83.5%	88.8%
Risk-free interest rate	3.5%	3.1%
Expected term (in years)	4.4	4.7

The following table summarizes restricted stock award activity under the 2000 Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at June 30, 2005	—	—
Granted	94,733	$15.39
Vested	—	—
Forfeited	(12,989)	(15.39)

Nonvested at June 30, 2006	81,744	$15.39

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense related to restricted stock of $354,000 for the year ended June 30, 2006. As of June 30, 2006, the total compensation cost not yet recognized related to non-vested restricted stock awards is $1.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Reserved for Issuance under its Plans

At June 30, 2006, the Company had 1,134,260 shares of its common stock reserved for issuance under its stock option and stock plans. Of these, 85,721 shares were added during fiscal 2006 pursuant to a provision in the Company’s 2000 Stock Option and Incentive Plan that automatically increases the number of shares available for grant by 20% of the total number of shares of common stock issued during each six-month period ending June 30 and December 31.

16.	Net Income per Common Share

The following table presents the calculation of net income per common share:

	Year Ended June 30,
	2006	2005	2004
	(In thousands,
	except per share data)

Net income	$1,001	$6,757	$2,628

Weighted average shares used in computing net income per common share — basic	11,114	10,761	10,277
Effect of dilutive securities:
Stock options and restricted stock	703	864	562

Weighted average shares used in computing net income per common share — diluted	11,817	11,625	10,839

Net income per common share — basic	$0.09	$0.63	$0.26
Net income per common share — diluted	$0.08	$0.58	$0.24

Weighted average common stock equivalents related to stock options of 485,823, 492,400 and 1,027,000 shares were outstanding for the years ended June 30, 2006, 2005, and 2004, respectively, but were not included in the calculation of diluted net income per share as the sum of the option exercise proceeds, including unrecognized compensation and unrecognized future tax benefits, divided by the aggregate number of shares under outstanding options exceeded the average stock price and, therefore, would be antidilutive.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

The components of income before income taxes consisted of the following:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Domestic loss	$(2,507)	$(1,048)	$(1,642)
Foreign income	5,423	9,470	5,792

Income before income taxes	$2,916	$8,422	$4,150

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Current:
Federal	$498	$—	$118
State	11	10	156
Foreign	1,027	1,915	998

Total current tax expense	1,536	1,925	1,272

Deferred:
Federal	19	19	75
State	3	3	15
Foreign	357	(282)	160

Total deferred tax expense	379	(260)	250

Provision for income taxes	$1,915	$1,665	$1,522

The reconciliation of the provision for income taxes computed at the U.S. federal statutory rate to the actual provision is as follows:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Income taxes computed at the statutory federal rate of 34%	$992	$2,863	$1,411
State income taxes, net of federal benefit	11	10	156
Repatriation of foreign earnings	525	—	—
Nondeductible stock option expense	268	—	—
Other permanent items	240	604	(9)
Change in valuation allowance	486	(434)	372
Foreign tax rate differential	(634)	(1,484)	(404)
Other	27	106	(4)

Provision for income taxes	$1,915	$1,665	$1,522

Repatriation of International Earnings

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted in October 2004. The AJCA created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their foreign subsidiaries by

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

providing an 85% dividends-received deduction for certain foreign earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company repatriated $10.6 million ($A13.9 million) in foreign subsidiary earnings under the provisions of the AJCA in fiscal 2006, incurring tax expenses of $525,000.

Provision for Income Tax

The fiscal 2006 tax provision is $1.9 million on income before tax of $2.9 million resulting in an effective tax rate of approximately 66%, increasing from an effective tax rate of 20% in fiscal 2005. In fiscal 2006, significant reconciling items between the 34% U.S. federal statutory income tax rate and the 66% effective tax rate included the following: $525,000 of tax expense recorded as a result of the Company’s repatriation of undistributed earnings discussed above, $486,000 of expense incurred to increase the valuation allowance and $268,000 related to nondeductible, stock-based compensation expenses. The impact of the above items was partially offset by a $634,000 favorable tax rate differential between the U.S. and certain foreign jurisdictions.

Undistributed Earnings of Foreign Subsidiaries

The Company does not provide for U.S. income taxes or benefits or foreign withholding taxes on undistributed earnings of its foreign subsidiaries because such earnings are indefinitely reinvested with the exception of the 2006 earnings repatriation discussed above. The provision for the earnings repatriation in 2006, net of applicable credits, was $525,000. The cumulative amount of undistributed foreign subsidiary earnings was $15.1 million and $21.0 million at June 30, 2006 and 2005, respectively.

The deferred tax assets and liabilities consist of the following:

	June 30,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$1,195	$1,252
Foreign tax and other credit carryforwards	822	840
Accrued expenses not yet deductible for tax purposes	1,227	973
Other	169	112

Gross deferred tax assets	3,413	3,177
Valuation allowance on deferred tax assets	(2,568)	(1,967)

Total deferred tax assets	845	1,210
Deferred tax liabilities	(798)	(786)

Net deferred tax asset	$47	$424

Net Operating Loss and Other Carryforwards

At June 30, 2006, the Company had available net operating loss carryforwards for U.S. federal tax purposes of approximately $1.4 million, which expire in 2025. The Company also had foreign net operating loss carryforwards of $1.1 million, some of which have varying expiration dates, with the balance subject to unlimited carryforward periods. The Company has $660,000 of foreign tax credits available which expire at various dates through 2016. Substantially all of the U.S. net operating loss carryforwards and foreign tax credits are included in the valuation allowance.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Allowance

In addition, because a portion of the valuation allowance as of June 30, 2006 was established to reserve against certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109 “Accounting for Income Taxes,” removal of the valuation allowance related to these assets would result in a credit to additional paid-in capital within stockholders’ equity rather than a reduction in the provision for income taxes. If the valuation allowance of $2.6 million as of June 30, 2006 were to be removed in its entirety, a $482,000 non-cash reduction in income tax expense and a $482,000 credit to additional paid-in capital would be recorded in the period of removal.

Tax Audit

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties and interest, is approximately $5.6 million (A$7.5 million). Payments of $2.8 million (A$3.9 million) have been made to date with respect to these assessed amounts. The liability amount of approximately $5.6 million (A$7.5 million) referred to above represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations.

In November 2005, the Company received a notice of assessment from the tax authority related to its 2001 tax year, which assessed a tax due in an amount of $1.3 million (A$1.8 million). Subsequently, the Company was issued penalty and interest charges totaling $1.0 million (A$1.4 million) related to the tax assessment for the 2001 year.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company paid $667,000 (A$907,000), approximately 50% of the income tax assessment for 2001, to the tax authority in December 2005, which was recorded as a current asset as of June 30, 2006. In April 2006, the Company paid 50% of the penalty and interest charges totaling $502,000 (A$708,000) related to the tax assessment for the 2001 year. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, the Company received a notice of assessment for tax, interest and penalties related to 1994 and 1995 totaling approximately $3.3 million (A$4.5 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in the fourth quarter of 2006, the Company paid approximately $817,000 (A$1.1 million) to the tax authority, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years and $841,000 (A$1.1 million), which represented 50% of the outstanding tax and penalty assessments for the 1994 and 1995 years. These items were also recorded as current assets. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute.

The Company believes that the positions on its tax returns have merit. The Company has taken steps to preserve its rights through the ATO’s objection process and believes that its position will ultimately be sustained. Accordingly, the Company has not recorded any liabilities in its consolidated balance sheet related to these matters.

18.	Benefit Plans

401(k) Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S.-based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $365,000, $365,000 and $295,000 to the 401(k) Plan in the years ended June 30, 2006, 2005 and 2004, respectively.

Superannuation Plan

Employees of the Company’s Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $357,000, $304,000 and $251,000 to the Superannuation Plan in the years ended June 30, 2006, 2005 and 2004, respectively.

19.	Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as director or officer of the Company or its subsidiary companies, and performance under credit facilities of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. However, the Company has never incurred material costs to settle claims or defend lawsuits related to these Agreements and their estimated fair value is minimal. Accordingly, as of June 30, 2006, no liabilities have been recorded.

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

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Beginning balance	$120	$254	$42
Additional accruals	104	69	72
Liabilities assumed in acquisition of AMSI (Note 3)	—	—	189
Settlements made and other adjustments	(31)	(203)	(49)

Ending balance	$193	$120	$254

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company leases certain of its office space, autos and equipment under noncancelable operating leases, which expire at various dates through 2012. At June 30, 2006, the Company had $21,000 in outstanding capital lease obligations. The Company had no outstanding capital lease obligations in fiscal 2005. Future minimum lease commitments at June 30, 2006 are as follows:

	Operating	Capital
Year Ending June 30,	Leases	Leases
	(In thousands)	(In thousands)

2006	$1,645	$4
2007	2,046	6
2008	1,627	6
2009	1,208	5
2010	1,097	—
Thereafter	1,488	—

	$9,111	$21

Future minimum operating lease commitments include the full cash commitment for a leased facility in the United Kingdom. The Company’s April 2002 restructuring plan included a reduction in the use of this facility, resulting in a nonrecurring charge of $606,000 at that time. Excluding the remaining balance of this liability, which is included in other long-term liabilities, future minimum operating lease commitments at June 30, 2006 would be $8.8 million.

Total rent expense under these operating leases was $2.3 million, $2.3 million and $2.2 million, excluding lease termination costs associated with restructuring, for the years ended June 30, 2006, 2005 and 2004, respectively.

Purchase Commitments

The Company has various contractual obligations for the purchase of goods or services that are enforceable and legally binding on the part of the Company. At June 30, 2006, future purchase commitments are as follows:

Purchase
Year Ending June 30,	Commitments
(In thousands)

2006	$1,222
2007	119
2008	62

$1,403

20.	Segment and Geographic Information

Segment Information

The Company is focused on providing solutions that optimize discrete product development and manufacturing operations to companies in industries that work with complex processes, with a particular focus on companies working with injection molded plastics. The Company is organized into two separate divisions: the DAS division and the MS division. These divisions are considered reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Segment income (loss) from operations is a key measurement of segment profit or loss.

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

In fiscal 2006, the costs and operating expenses of DAS included $856,000 and $1.1 million of share-based compensation expense and restructuring charges, respectively. In fiscal 2006, the costs and operating expenses of MS included $181,000 and $1.4 million of share-based compensation expense and restructuring charges, respectively. In fiscal 2006, share-based compensation expense of $1.1 million and restructuring charges of $167,000 were included as components of unallocated costs and operating expenses.

In fiscal 2005, there were no share-based compensation expenses or restructuring charges.

In fiscal 2004, $508,000 of restructuring charges were included in unallocated costs and operating expenses. There were no share-based compensation expenses in fiscal 2004.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Revenue:
Product revenue:
Design Analysis Solutions	$23,960	$23,829	$17,461
Manufacturing Solutions	14,255	14,398	8,602

Total product revenue	38,215	38,227	26,063

Services revenue:
Design Analysis Solutions	24,522	23,388	20,449
Manufacturing Solutions	2,821	2,803	2,161

Total services revenue	27,343	26,191	22,610

Total revenue:
Design Analysis Solutions	48,482	47,217	37,910
Manufacturing Solutions	17,076	17,201	10,763

Total revenue	$65,558	$64,418	$48,673

Costs and operating expenses:
Design Analysis Solutions	$24,085	$21,057	$20,177
Manufacturing Solutions	20,625	17,850	13,740
Unallocated	20,665	18,822	11,803

Total costs and operating expenses	$65,375	$57,729	$45,720

Segment income (loss) from operations:
Design Analysis Solutions	$24,397	$26,160	$17,733
Manufacturing Solutions	(3,549)	(649)	(2,977)
Unallocated	(20,665)	(18,822)	(11,803)

Total income from operations	$183	$6,689	$2,953

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fiscal Year Ended June 30,
	2006	2005	2004
	(In thousands)

Revenue from unaffiliated customers:
Asia/Australia:
Design Analysis Solutions products	$12,391	$12,401	$9,340
Manufacturing Solutions products	557	43	52
Design Analysis Solutions services	8,980	8,204	6,850
Manufacturing Solutions services	41	10	20

Total Asia/Australia	21,969	20,658	16,262

Americas:
Design Analysis Solutions products	3,134	3,485	2,117
Manufacturing Solutions products	11,186	12,149	6,311
Design Analysis Solutions services	5,899	5,523	5,517
Manufacturing Solutions services	2,107	1,776	1,213

Total Americas	22,326	22,933	15,158

Europe:
Design Analysis Solutions products	8,435	7,943	6,004
Manufacturing Solutions products	2,512	2,206	2,239
Design Analysis Solutions services	9,643	9,661	8,082
Manufacturing Solutions services	673	1,017	928

Total Europe	21,263	20,827	17,253

Consolidated:
Design Analysis Solutions products	23,960	23,829	17,461
Manufacturing Solutions products	14,255	14,398	8,602
Design Analysis Solutions services	24,522	23,388	20,449
Manufacturing Solutions services	2,821	2,803	2,161

Total consolidated	$65,558	$64,418	$48,673

Revenue from unaffiliated customers in Japan was $12.9 million ( 20% of total revenue), $13.3 million (21% of total revenue), $10.7 million (22% of total revenue) in fiscal 2006, 2005 and 2004, respectively. Substantially all of the revenue in the Americas region is derived from the United States, the Company’s country of domicile.

	June 30,
	2006	2005
	(In thousands)

Fixed assets, net:
Asia/Australia	$1,794	$1,881
Americas	779	953
Europe	556	502

Total consolidated	$3,129	$3,336

All of the net fixed assets included in the Americas are located in the United States.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Results of Operations (Unaudited)

The following table sets forth the unaudited quarterly consolidated statement of operations data for each of the eight quarters in the Company’s fiscal 2006 and fiscal 2005. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations for those periods and have been prepared on the same basis as the audited consolidated financial statements.

Beginning in fiscal 2006, the Company has followed a schedule in which each interim quarterly period ends on the last day of the last calendar month of the reporting period. Prior to fiscal 2006, each quarterly period ended on the Saturday of the thirteenth week of the reporting period. This change did not have a material impact on the comparability of reporting periods.

	Quarter Ended
	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 26,	Dec. 25,	Sep. 25,
	2006	2006	2005	2005	2005	2005	2004	2004
	(In thousands)

Revenue:
Product	$9,896	$9,503	$10,082	$8,734	$11,251	$9,487	$9,562	$7,927
Services	7,231	6,754	6,812	6,546	7,031	6,410	6,695	6,055

Total revenue	17,127	16,257	16,894	15,280	18,282	15,897	16,257	13,982

Costs and operating expenses:
Cost of product revenue	2,526	2,528	2,442	2,570	3,062	2,088	1,875	1,841
Cost of services revenue	1,739	1,784	1,705	1,613	1,753	1,642	1,650	1,295
Research and development	2,433	2,459	2,195	2,481	2,148	2,160	2,040	1,645
Selling and marketing	6,002	5,786	5,867	5,650	6,277	5,650	5,611	4,695
General and administrative	2,971	2,684	3,494	3,584	3,562	2,869	3,066	2,510
Restructuring charges	1,279	—	1,387	—	—	—	—	—
Amortization of acquired intangible assets	49	49	49	49	65	73	73	79

Total costs and operating expenses	16,999	15,290	17,139	15,947	16,867	14,482	14,315	12,065

Income from operations (loss)	128	967	(245)	(667)	1,415	1,415	1,942	1,917
Interest income, net	715	663	631	562	528	405	384	346
Other income (loss), net	66	62	53	(19)	26	86	16	(58)

Income (loss) before income taxes	909	1,692	439	(124)	1,969	1,906	2,342	2,205
Provision for (benefit from) income taxes (1)	1,349	172	548	(154)	611	(139)	733	460

Net income (loss)	$(440)	$1,520	$(109)	$30	$1,358	$2,045	$1,609	$1,745

Net income (loss) per common share:
Basic	$(0.04)	$0.14	$(0.01)	$—	$0.12	$0.19	$0.15	$0.16
Diluted	$(0.04)	$0.13	$(0.01)	$—	$0.12	$0.17	$0.14	$0.15

(1)	Our tax provision in our fourth quarter of fiscal 2006 was $1.3 million on profit before tax of $909,000, which included $525,000 of tax expense to repatriate $10.6 million from Australia and $463,000 of tax expense related to the use of net operating losses related to previous stock option exercises.

22.  Subsequent Events (Unaudited)

In August 2006, pursuant to the May 2006 stock repurchase plan, the Company acquired 64,500 shares of its common stock for $785,000, an average purchase price of $12.17 per share. In September 2006, the Company acquired 50,000 shares of its common stock for $603,000, an average purchase price of $12.05 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Moldflow Corporation

We have audited the accompanying consolidated balance sheet of Moldflow Corporation (a Delaware corporation) as of June 30, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moldflow Corporation as of June 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, appearing under Item 15 (a)(2), is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, Moldflow Corporation changed its method of accounting for share-based payments as of July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Moldflow Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated September 8, 2006 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
September 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Moldflow Corporation:

In our opinion, the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations, of stockholders’ equity, and of cash flows for each of the two years in the period ended June 30, 2005 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Moldflow Corporation and its subsidiaries at June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended June 30, 2005 and 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
September 13, 2005

EXHIBIT INDEX

Exhibit
No.	Title

2.2	Agreement and Plan of Merger by and among Moldflow Corp., MF Merger Sub I, Inc., American MSI Corp., the Timothy and Deborah Triplett Family Trust, Timothy L. Triplett and Deborah A. Triplett, dated January 23, 2004. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.2	Second Amended and Restated By-laws of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 19, 2002 and incorporated by reference thereto.)
3.4	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
4.1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
10.1	Form of Incentive Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.4	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
10.5	Lease between Moldflow Corporation and 492 OCP, LLC dated as of January 28, 2005. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated by reference thereto.)
10.6	Loan Modification Agreement dated as of January 31, 2005 between Moldflow Corporation and Silicon Valley Bank. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2005, and incorporated by reference thereto.)
10.7	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 filed with the Securities and Exchange Commission on February 7, 2003 and incorporated by reference thereto.)
10.8	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

Exhibit
No.	Title

10.9	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.10	Moldflow Corporation Employee Stock Purchase Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.11	Moldflow Corporation 1997 Equity Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.12	Form of Director Indemnification Agreement to be entered into between the Registrant and Each Non-employee Director. ** (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.13	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. ** (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.14	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.)
10.15	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated by reference thereto.)
10.16	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.17	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Ian M. Pendlebury.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.18	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Peter K. Kennedy.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.19	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.20	Amended and Restated Employment Agreement dated as of July 8, 2005 between Christopher L. Gorgone and Moldflow Corporation.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated by reference thereto.)
10.21	Form of Cash Bonus Plan for Certain Executive Officers and Key Employees.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)
10.22	Form of Restricted Stock Award Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan, except with respect to Ian Pendlebury and Peter Kennedy, in which case paragraph 8 has been deleted.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)
10.23	Amended and Restated Employment Agreement dated as of July 8, 2005 between the Registrant and Timothy Triplett.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated by reference thereto.)
10.24	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
10.25	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
16.1	Letter Regarding Change in Certifying Accountant. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 10, 2006, and incorporated by reference thereto.)

Exhibit
No.	Title

21.1	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Grant Thornton LLP. (Filed herewith.)
23.2	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.