Form 10-Q
period 2006-09-30
MOLDFLOW CORP
filed 2006-11-06
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
November 2,
Class	2006

Common Stock, $0.01 par value per share	11,318,805

MOLDFLOW CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2006	2006
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$52,520	$52,111
Marketable securities	8,113	8,443
Accounts receivable, net	10,853	12,774
Inventories	1,814	1,739
Prepaid expenses	6,588	6,535
Other current assets	2,209	3,070

Total current assets	82,097	84,672
Fixed assets, net	3,098	3,129
Acquired intangible assets, net	1,135	1,215
Goodwill	18,652	18,654
Other assets	2,426	2,523

Total assets	$107,408	$110,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,377	$2,049
Accrued expenses	8,616	10,274
Deferred revenue	9,748	11,741

Total current liabilities	19,741	24,064
Deferred revenue	1,600	1,325
Other long-term liabilities	822	847

Total liabilities	22,163	26,236

Contingencies, commitments and guarantor arrangements (Note 12)
Stockholders’ equity:
Common stock	114	114
Treasury stock, at cost	(3,966)	(2,579)
Additional paid-in capital	76,165	75,335
Retained earnings	7,979	6,296
Accumulated other comprehensive income	4,953	4,791

Total stockholders’ equity	85,245	83,957

Total liabilities and stockholders’ equity	$107,408	$110,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands, except
	per share data)
	(Unaudited)

Revenue:
Product	$7,990	$8,734
Services	7,325	6,546

Total revenue	15,315	15,280

Costs and operating expenses:
Cost of product revenue	2,015	2,570
Cost of services revenue	1,296	1,613
Research and development	2,115	2,481
Selling and marketing	5,295	5,650
General and administrative	3,814	3,584
Amortization of acquired intangible assets	44	49

Total costs and operating expenses	14,579	15,947

Income (loss) from operations	736	(667)
Interest income, net	786	562
Other income (loss), net	3	(19)

Income (loss) before income taxes	1,525	(124)
Benefit from income taxes	(158)	(154)

Net income	$1,683	$30

Net income per common share:
Basic	$0.15	$—
Diluted	$0.14	$—
Shares used in computing net income per common share:
Basic	11,164	11,003
Diluted	11,613	11,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$1,683	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	285	304
Amortization of acquired intangible assets	80	85
Amortization of other intangible assets	264	173
Provisions for doubtful accounts	31	27
Share-based compensation	398	570
Excess tax benefits from shared-based compensation	(10)	—
Other non-cash charges or expenses	(5)	6
Changes in operating assets and liabilities:
Accounts receivable	1,814	3,248
Inventories, prepaid expenses, and other current assets	655	(27)
Other assets	(51)	(22)
Accounts payable	(673)	(1,390)
Accrued expenses and other liabilities	(1,660)	(762)
Deferred revenue	(1,579)	(773)

Net cash provided by operating activities	1,232	1,469

Cash flows from investing activities:
Purchases of fixed assets	(259)	(456)
Capitalization of software development costs	(52)	(40)
Purchases of marketable securities	(5,413)	(3,835)
Sales and maturities of marketable securities	5,743	4,650

Net cash provided by investing activities	19	319

Cash flows from financing activities:
Proceeds from issuance of common stock	432	1,280
Purchase of treasury stock	(1,387)	—
Excess tax benefits from share-based compensation	10	—

Net cash (used in) provided by financing activities	(945)	1,280

Effect of exchange rate changes on cash and cash equivalents	103	139

Net increase in cash and cash equivalents	409	3,207
Cash and cash equivalents, beginning of period	52,111	48,910

Cash and cash equivalents, end of period	$52,520	$52,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Business

Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software and hardware solutions for the design, engineering and manufacture of injection-molded plastic parts and, as such, revenues are derived primarily from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia. The Company’s fiscal year end is June 30.

The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K. The June 30, 2006 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts disclosed in the condensed consolidated statement of cash flows and in the notes to the unaudited condensed consolidated financial statements have been reclassified to conform with the fiscal 2007 presentation.

2.	Stock Plans and Share-Based Compensation

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

The following table presents share-based compensation expenses included in the Company’s unaudited condensed consolidated statement of income:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(In thousands)

Cost of product revenue	$8	$15
Cost of services revenue	13	31
Research and development	77	76
Selling and marketing	90	134
General and administrative	210	314

Share-based compensation expense before tax	398	570
Income tax benefit	—	(31)

Net share-based compensation expense	$398	$539

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Pre-vesting forfeiture rates for purposes of determining share-based compensation expense for the three months ended September 30, 2006 and 2005 were estimated to be 8.6% and 3.0%, respectively. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended September 30, 2006 and September 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Dividend yield	0%	0%
Expected volatility factor(1)	41.1%	45.5%
Risk-free interest rate(2)	4.9%	3.9%-4.1%
Expected term (in years)(3)	3.5-5.0	3.5

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. The Company has elected to use the simplified method for estimating the expected term for its stock options, which qualify as “plain-vanilla” options.

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

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,673,536 shares of common stock by officers, employees, consultants and directors of the Company. The number of shares issuable under the 2000 Plan is also increased as of each June 30 and December 31 by a number of shares equal to 20% of the shares issued by the Company during such six-month period. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of September 30, 2006, there were 979,518 shares available for future grant under the 2000 Plan.

A summary of the Company’s stock option activity follows:

	Three Months Ended
	September 30, 2006		September 30, 2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,086,551	$10.85	2,487,267	$10.22
Granted	239,207	12.03	107,383	15.23
Exercised	(88,482)	4.88	(136,106)	8.36
Canceled	(210,690)	13.23	(41,982)	15.00

Outstanding at end of period	2,026,586	$10.98	2,416,562	$10.47

Options exercisable at end of period	1,517,885	$10.33	1,861,055	$9.90
Weighted average fair value of options granted in the period		$5.18		$5.76

The following table summarizes information about outstanding stock options as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$0.36-$5.00	499,541	0.9 years	$4.62	499,541	$4.62
$5.01-$10.00	347,608	2.2 years	9.11	346,608	9.11
$10.01-$15.00	709,343	4.9 years	11.95	319,338	11.68
$15.01-$20.00	390,294	2.7 years	16.65	272,598	17.15
$20.01-$25.00	63,700	2.2 years	21.76	63,700	21.76
$25.01-$30.00	16,100	2.3 years	26.24	16,100	26.24

	2,026,586	2.9 years	$10.98	1,517,885	$10.33

The intrinsic value of options exercised in the three months ended September 30, 2006 was $581,000, and the intrinsic value of options that vested during the period was $301,000.

The total compensation cost not yet recognized as of September 30, 2006 related to non-vested awards was $2.0 million, which will be recognized over a weighted-average period of 1.8 years. During the three-month period ended September 30, 2006, there were 210,690 shares cancelled with a weighted average grant date fair value of $8.24. The weighted average remaining contractual life for options exercisable at September 30, 2006 was 1.9 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock award activity under the 2000 Plan during the first three months of fiscal year 2007:

	Three Months Ended
	September 30, 2006		September 30, 2005
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	81,744	$15.39	—	$—
Granted	126,069	12.05	69,000	15.35
Vested	(19,699)	15.35	—	—

Nonvested at end of period	188,114	$13.16	69,000	$15.35

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense related to restricted stock of $139,000 and $3,000 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the total compensation cost not yet recognized related to non-vested restricted stock awards is $2.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

3.	Net Income Per Common Share

The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands, except
	per share data)

Net income	$1,683	$30

Weighted average shares used in computing net income per common share — basic	11,164	11,003
Effect of dilutive securities:
Stock options and unvested restricted stock	449	818

Weighted average shares used in computing net income per common share — diluted	11,613	11,821

Net income per common share — basic	$0.15	$—
Net income per common share — diluted	$0.14	$—

Weighted average common stock equivalents related to stock options of 863,000 and 496,000 were outstanding for the three months ended September 30, 2006 and September 30, 2005, respectively, but were not included in the calculation of diluted net income per share as the sum of the option exercise proceeds, including unrecognized compensation and unrecognized future tax benefits, divided by the aggregate number of shares under outstanding options exceeded the average stock price and, therefore, would be antidilutive.

4.	Derivative Financial Instruments and Hedging Activities

The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, hedging instruments with nominal amounts of $3.6 million, $5.7 million and $4.1 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $146,000 and was recorded as a component of other current assets. Net unrealized gains of $50,000 for the three months ended September 30, 2006 on these instruments were included in accumulated other comprehensive income. During the period ended September 30, 2006, gains of $8,000 were recorded as components of other income on the effective portion of options that were settled. As of September 30, 2006, there was no gain or loss recognized on the ineffective portion of these options.

As of September 30, 2005, hedging instruments with nominal amounts of $4.0 million, $6.8 million and $4.2 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $108,000 and was recorded as a component of other current assets. Net unrealized losses of $39,000 on these instruments were included in accumulated other comprehensive income. During the three months ended September 30, 2005, a net charge of $13,000 related to premiums paid for new instruments was recorded as a component of other income and expense.

The Company held no derivatives during the period ended September 30, 2006 or September 30, 2005 for non-hedging purposes.

5.	Acquired Intangible Assets

Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology, customer order backlog and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, are subject to amortization over their estimated useful lives. No significant residual value is estimated for these intangible assets. A portion of the amortization expense relating to these assets is included as a component of the Company’s cost of product revenue. In addition, a portion of the acquired intangible assets, including goodwill, is recorded in the accounts of a French subsidiary of the Company and, as such, is subject to translation at the currency exchange rates in effect at the balance sheet date.

The components of acquired intangible assets, excluding goodwill, are as follows:

	September 30, 2006			June 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Acquired intangible assets:
Customer base	$991	$(573)	$418	$991	$(539)	$452
Developed technology	1,675	(1,051)	624	1,675	(1,015)	660
Customer order backlog	40	(40)	—	40	(40)	—
Non-compete agreements	1,416	(1,323)	93	1,416	(1,313)	103

Total	$4,122	$(2,987)	$1,135	$4,122	$(2,907)	$1,215

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired intangible asset amortization for three months ended September 30, 2006 and September 30, 2005 was $80,000 and $85,000, respectively. The following table summarizes the expected remaining amortization of acquired intangible assets as of September 30, 2006:

Fiscal Year	Amortization Expense
(In thousands)

2007 (Remainder)	$235
2008	298
2009	246
2010	223
2011	133

Total future amortization expense	$1,135

Changes in the carrying value of goodwill since June 30, 2006 were due to foreign currency translation adjustments. At both September 30, 2006 and 2005, $5.9 million of goodwill was related to the Design Analysis Solutions division (“DAS”), and $12.8 million of goodwill was related to the Manufacturing Solutions division (“MS”).

6.	Inventories

Inventories consisted of the following:

	September 30,	June 30,
	2006	2006
	(In thousands)

Raw materials	$1,558	$1,395
Finished goods	256	344

Total	$1,814	$1,739

7.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $52,000 and $40,000 were capitalized in three months ended September 30, 2006 and September 30, 2005, respectively. All such costs have been included in other non-current assets in the Company’s unaudited condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.

A summary of capitalized software development costs follows:

	September 30,	June 30,
	2006	2006
	(In thousands)

Gross carrying amount	$2,876	$2,824
Less — accumulated amortization	(1,912)	(1,726)

Net carrying amount	$964	$1,098

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income

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

The following table presents the calculation of comprehensive income:

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands)

Net income	$1,683	$30

Other comprehensive income:
Change in fair value of marketable securities, net of related tax effects	6	11
Change in value of financial instruments designated as hedges, net of related tax effects	58	39
Foreign currency translation adjustment	98	76

Other comprehensive income	162	126

Comprehensive income	$1,845	$156

9.	Restructuring Plans

April 2006 Plan

In April 2006, the Company initiated a corporate restructuring plan (the “April 2006 plan”) to reduce its operating costs. The April 2006 plan included the involuntary termination of twelve employees within various departments of the Company’s Manufacturing Solutions division in the United States, France, Australia, Germany, Ireland and Italy. As a result of the April 2006 plan, the Company recorded charges of $1.3 million in the three months ended June 30, 2006, which included legal, travel and other costs associated with the activities. All such items were recorded as restructuring charges in the Company’s consolidated statement of income. The following table presents activity against the restructuring liability during the three months ended September 30, 2006. All significant activities under the April 2006 plan are complete.

	Employee Severance
	Costs	Other Costs	Total
	(In thousands)

Balance at June 30, 2006	$113	$59	$172
Cash payments Cash Payments	(113)	(59)	(172)

Balance at September 30, 2006	$—	$—	$—

October 2005 Plan

In October 2005, the Company initiated a corporate restructuring plan (the “October 2005 plan”) to reduce its operating costs. The October 2005 plan included the involuntary termination of seven employees within various departments of the Company in the United States, France and Italy and the closure of a leased facility in Oregon. As a result of the October 2005 plan, the Company recorded charges of $1.4 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All such items were recorded as restructuring charges in the Company’s consolidated statement of income. All significant activities under the October 2005 plan are complete.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2002 Plan

In April 2002, the Company initiated a corporate restructuring plan (the “April 2002 plan”) to resize the Company and to reduce its operating costs. The April 2002 plan included the involuntary termination of thirty-seven employees, the closing of certain leased offices and the reduction in size of other leased offices. All significant activities under the April 2002 plan are complete, except for cash payments of the remaining liabilities. As a result of the April 2002 plan, the Company recorded charges and related accruals in fiscal 2002 of $1.3 million. The remaining accrual balances as of September 30, 2006 relate to long-term contractual obligations from facility commitments that will be paid over three years. The following table presents activity against the restructuring liability during the three months ended September 30, 2006 and the remaining liability at the period end included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheet:

Lease Termination
Costs
(In thousands)

Balance at June 30, 2006	$340
Cash payments	(27)
Foreign exchange impact	7

Balance at September 30, 2006	$320

10.	Segment Information

Segment Information

The Company is focused on providing solutions that optimize discrete product development and manufacturing operations for companies in industries that work with complex processes, with a particular focus on companies working with injection molded plastics. The Company is organized into two separate divisions: the DAS division and the MS division. These divisions are considered reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Segment income (loss) from operations is a key measurement of segment profit or loss.

In fiscal 2007, primarily as a result of its fourth quarter fiscal 2006 restructuring, the Company changed the management approach by which it uses financial data to make operating decisions. Under this new management approach, all costs and operating expenses directly related to our MS division are now included in that reporting segment’s operating results, including such items as marketing programs, research and development expenses and general and administrative costs. All remaining previously unallocated costs and expenses, including most general and administrative costs associated with being a publicly-traded company, are now reflected in the operating results of the DAS division.

Although the Company reported DAS and MS as separate reportable segments prior to the three months ended September 2006, significant costs were considered corporate expenses and not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses included certain marketing, development, general and administrative and restructuring costs. To enhance the comparability with prior periods, the prior year information included in this note was reclassified to reflect this change in management approach. Certain previously unallocated expenses were not fully tracked by division in prior fiscal years. Therefore, the basis of allocation applied to previous fiscal periods includes significant estimation and may differ from that employed in the current fiscal year.

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

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands)

Design Analysis Solutions division

Revenue:
Product	$4,962	$5,502
Services	6,645	5,824

Total revenue	11,607	11,326

Cost of revenue:
Cost of product revenue	357	366
Cost of service revenue	1,027	1,010

Total cost of revenue	1,384	1,376

Gross profit	10,223	9,950

Operating expenses:
Research and development	1,742	1,947
Selling and marketing	4,097	4,157
General and administrative	3,655	3,377
Amortization of acquired intangible assets	—	—

Total operating expenses	9,494	9,481

Income from operations	$729	$469

Manufacturing Solutions division

Revenue:
Product	$3,028	$3,232
Services	680	722

Total revenue	3,708	3,954

Cost of revenue:
Cost of product revenue	1,658	2,204
Cost of service revenue	269	603

Total cost of revenue	1,927	2,807

Gross profit	1,781	1,147

Operating expenses:
Research and development	373	534
Selling and marketing	1,198	1,493
General and administrative	159	207
Amortization of acquired intangible assets	44	49

Total operating expenses	1,774	2,283

Income (loss) from operations	$7	$(1,136)

Consolidated income (loss) from operations	$736	$(667)

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes. For the three months ended September 30, 2006, the Company recorded a tax benefit of $158,000 on income before tax of $1.5 million resulting in an effective income tax benefit rate of 10%. Significant reconciling items between the 34% U.S. federal statutory income tax rate and the effective income tax benefit rate of 10% included the following: a one-time benefit of $562,000 which resulted from a revised estimate of the Company’s tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

For the three months ended September 30, 2005, our income tax rate was a benefit rate of 124% on a pre-tax loss of $124,000. The difference between the U.S. federal statutory income tax rate of 34% and the income tax benefit rate of 124% was primarily due to a one-time benefit of $126,000, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties.

The Company has established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At September 30, 2006, the Company had total deferred tax assets of $46,000, net of a tax asset valuation allowance of $2.6 million and deferred tax liabilities of $799,000. Realization of the net deferred tax assets is dependent on the Company’s ability to generate future taxable income in the related tax jurisdictions. Management believes that sufficient taxable income will be earned in the future to realize these assets.

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties of $444,000 and interest of $2.3 million, is approximately $5.6 million (A$7.5 million). The $5.6 million represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company has paid $2.9 million (A$3.9 million ), 50% of its assessed liabilities, including taxes and interest to the ATO, which included payments of $222,000 for tax penalties and $1.2 million for interest. All payments to date have been recorded as current assets. The Company may continue to make cash payments with respect to these matters during fiscal 2007. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for any of the assessed tax years needs to be paid pending the resolution of the dispute.

The Company believes that the positions on its tax returns have merit. The Company has taken steps to preserve its rights through the ATO’s objection process and believes that its position will ultimately be sustained. Accordingly, the Company has not recorded any liabilities in its consolidated balance sheet related to these matters.

12.	Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees (“Agreements”) under which it may be required to make payments in certain circumstances. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as director or officer of the Company or its subsidiary companies, and performance under credit facilities of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, the estimated fair value of these Agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2006.

The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days to three years from the date of shipment or any longer period that may be required by local law. The following table presents changes to the warranty provision:

	Three Months Ended
	September 30,	June 30,
	2006	2006
	(In thousands)

Balance at beginning of period	$193	$120
Additions	5	104
Settlements	(9)	(31)

Balance at end of period	$189	$193

13.	Treasury stock

On September 19, 2001, the Company’s Board of Directors authorized a repurchase of up to 500,000 shares of the Company’s outstanding common stock. On May 17, 2006, the Board of Directors cancelled the September 2001 share repurchase plan and simultaneously authorized a revised share repurchase plan allowing the repurchase of up to 600,000 shares of common stock.

In August 2006, the Company acquired 64,500 shares of its common stock for $785,000, an average purchase price of $12.17 per share. In September 2006, the Company acquired 50,000 shares of its common stock for $602,000, an average purchase price of $12.05 per share. All of these shares were held as treasury stock as of September 30, 2006. The Company has cumulatively purchased 310,600 shares under the May 2006 share repurchase plan.

14.	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company’s 2007 fiscal year.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company adopted SFAS No. 155 on July 1, 2006 with no material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’,” which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year after September 15, 2006. The Company will adopt SFAS No. 156 on July 1, 2007 and expects no material impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company on July 1, 2007 and will be adopted on that date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company typically applies the iron curtain method for quantifying identified financial statement misstatements.

In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for our fiscal year ending June 30, 2007. The Company is currently assessing the impact that the adoption of SAB No. 108 might have on our financial position or our results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and an overview of our results of operations for the current quarter. Following that, beginning on page 19 we discuss our Results of Operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this report include, but are not limited to, statements concerning growth opportunities for our business, taxes, working capital and capital expenditure requirements, inflation, international operations, shared-based compensation expenses and restructuring plans. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. “Risk Factors.” Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

Corporate Strategy Overview

Our vision is to be the leading provider of solutions that optimize discrete product development and manufacturing operations for companies in industries that work with complex processes, with a particular focus on companies working with injection molded plastics. We help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold design process and manufacturing operations as well as improving efficiencies across their entire design-through-manufacture process.

We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software applications and hardware systems that optimize the manufacturing process. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of twenty-eight years in serving the product design, engineering and manufacturing markets, we have become the leading provider of highly sophisticated predictive software applications for the plastics design, engineering and manufacturing communities. Our growth strategy is derived from these strengths.

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

A key element of our growth strategy includes expanding our geographic coverage. We believe that we must be present wherever our customers have a significant business presence. This includes the rapidly growing economies in China, India, Eastern Europe, South America and other developing regions present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.

A significant element of our growth strategy is directed toward increasing customer loyalty and further developing opportunities within our large installed customer base. We receive approximately 60% to 70% of our overall revenues from repeat customers. We deliver product releases on a regular and timely basis which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the Company to ensure that their needs are met.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of these financial statements, we make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosures.

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Critical accounting policies for us include: Revenue Recognition, Asset Valuation Allowances, Acquisition Accounting, Impairment Accounting, Income Tax Accounting, Capitalization of Software Development Costs, Stock Option Accounting and Restructuring. Management has reviewed these policies and related disclosures with the Audit Committee of our Board of Directors. For a detailed explanation of the judgments included in our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended June 30, 2006.

Overview of Results of Operations for the Three Months Ended September 30, 2006:

	Three Months		Three Months
	Ended	As a	Ended	As a
	September 30,	% of	September 30,	% of
	2006	Revenue	2005	Revenue
	(In thousands, except for percentage data)

Revenue	$15,315	100%	$15,280	100%
Cost of revenue	3,311	22	4,183	27
Operating expenses	11,268	73	11,764	77

Income (loss) from operations	$736	5%	$(667)	(4)%

•	Revenue of $15.3 million for the three-month period ended September 30, 2006 results in $736,000 of income from operations, compared to a $667,000 loss from operations from the same level of revenue in the prior year, primarily reflecting savings realized as a result of our fiscal 2006 organizational restructurings.

•	DAS revenue of $11.6 million for the three-month period ended September 30, 2006 compared to DAS revenue of $11.3 million in the same period of the previous year.

•	MS revenue of $3.7 million for the three-month period ended September 30, 2006 compared to MS revenue of $4.0 million in the same period of the previous year.

•	Total share-based compensation costs of $398,000 for the three-month period ended September 30, 2006 compared to $570,000 in the same period of the previous year.

•	Operations generated $1.2 million of cash for the three-month period ended September 30, 2006 and $1.5 million for the three-month period ended September 30, 2005.

•	Stock repurchase program returned 114,500 shares to treasury at a cost of $1.4 million.

Results of Operations

Beginning in fiscal 2007, primarily as a result of our fourth-quarter fiscal 2006 organizational restructuring, management changed the approach by which it uses financial data to make operating decisions. As a result, financial information regarding our reportable segments as disclosed in Note 10 to the unaudited condensed consolidated financial statements, Segment Information, has changed. Under this new management approach, all costs and operating expenses directly related to our MS division are now included in that reporting segment’s operating results, including such items as marketing programs, research and development expenses and general and administrative costs. All remaining previously unallocated costs and expenses, including most general and administrative costs associated with being a publicly-traded company, are now reflected in the operating results of the DAS division. To enhance the comparability with prior periods, fiscal 2006 segment information was reclassified to reflect the change in our management approach. Because certain previously unallocated expenses were not fully tracked by division before fiscal 2007, the basis of allocation for previous fiscal periods includes significant estimation and may differ from that employed in the current fiscal year.

The following table sets forth statement of income data for the periods indicated as a percentage of total revenue:

	Three Months Ended
	September 30,	September 30,
	2006	2005

Revenue:
Product	52%	57%
Services	48	43

Total revenue	100%	100%

Costs and operating expenses:
Cost of product revenue	13%	17%
Cost of services revenue	8	11
Research and development	14	16
Selling and marketing	35	37
General and administrative	25	23
Amortization of acquired intangible assets	—	—

Total costs and operating expenses	95	104

Income (loss) from operations	5	(4)
Interest income, net	5	3
Other income, net	—	—

Income before income taxes	10	(1)
Benefit from income taxes	(1)	(1)

Net income	11%	—%

Revenue

	Three Months Ended
	September 30,	September 30,
	2006	2005
	(In thousands)

Revenue:
Product	$7,990	$8,734
Services	7,325	6,546

Total	$15,315	$15,280

Our product revenue includes both license fees for our packaged software application products and product fees. Typically, our customers pay an up-front, one-time fee for our products. For our packaged software applications, the amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. For our collaborative product management systems, the amount of the fee depends upon the number and type of software modules licensed with the system, if any, and the system’s hardware components. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these payments as revenue as well, but such amounts have been immaterial to date.

Our service revenue is derived from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees and material testing services.

The following table sets forth our revenue by geography and division for the three months ended September 30, 2006 and September 30, 2005.

		Increase
	Three Months	(Decrease)		Three Months
	Ended	Compared to		Ended
	September 30,	Prior Year		September 30,
	2006	$	%	2005

Asia/Australia:
DAS products	$2,802	$(8)	—%	$2,810
MS products	213	85	66	128
DAS services	2,542	437	21	2,105
MS services	8	(3)	(27)	11

Total Asia/Australia	$5,565	$511	10%	$5,054

% of total revenue	36%			33%
Americas:
DAS products	$980	$28	3%	$952
MS products	2,315	(423)	(15)	2,738
DAS services	1,573	234	17	1,339
MS services	488	(18)	(4)	506

Total Americas	$5,356	$(178)	(3)%	$5,535

% of total revenue	35%			36%
Europe:
DAS products	$1,180	$(560)	(32)%	$1,740
MS products	500	134	37	366
DAS services	2,530	150	6	2,380
MS services	184	(21)	(10)	205

Total Europe	$4,394	$(297)	(6)%	$4,691

% of total revenue	29%			31%
Consolidated:
DAS products	$4,962	$(540)	(10)%	$5,502
MS products	3,028	(204)	(6)	3,232
DAS services	6,645	821	14	5,824
MS services	680	(42)	(6)	722

Total	$15,315	$35	—%	$15,280

% of total revenue	100%			100%

Changes in foreign currency exchange rates did not have a significant impact on the change in revenue from the prior year. We added 50 new customers in the first quarter of fiscal 2007, compared to 92 new customers in the same period of fiscal 2006. Sales to new customers represented 25% of total product revenue in the three months ended September 30, 2006, compared to 30% of total product revenue in the three months ended September 30, 2005.

Design Analysis Solutions Division

DAS product revenue decreased $540,000 in the first quarter of fiscal 2007 compared to the same period of the prior fiscal year. The reduction was primarily a result of lower product revenue from our European region which was due to turnover in our sales personnel which led to lower than expected sales productivity in this region.

DAS services revenue increased $821,000 in the first quarter of fiscal 2007 relative to the same period last year. This increase was primarily from the sale of maintenance contracts across all geographic regions and is a reflection of long-term growth in our installed customer base arising from software license sales made during the current and previous reporting periods.

Manufacturing Solutions Division

MS product revenue decreased $204,000 in the first quarter of fiscal 2007 relative to the same period last year. This result reflected continued weakness in the North American automotive market, which contributed to a regional decrease of $423,000. This was partially offset by a stronger automotive market in Europe, which resulted in an increase of $134,000 of product revenue relative to the same period last year.

Our MS services revenue did not materially change relative to the same period last year.

Cost of Product Revenue

		Decrease
	Three Months	Compared to		Three Months
	Ended	Prior		Ended
	September 30,	Fiscal Year		September 30,
	2006	$ %		2005
	(In thousands, except for percentage data)

Cost of revenue:
Product	$2,015	$(555)	(21)%	$2,570
As a percentage of total revenue	13%			17%

Cost of product revenue consists primarily of the costs associated with hardware components for our MS products, compact discs and related packaging material, duplication and shipping costs and the compensation of our personnel involved with the assembly and distribution of our products. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also, included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to acquired intangible assets.

Cost of product revenue for our DAS division was $357,000 in the three months ended September 30, 2006, compared to $366,000 in the three months ended September 30, 2005, as increased amortization expenses was offset by other various net cost savings.

Cost of product revenue for our MS division was $1.7 million in the three months ended September 30, 2006, compared to $2.2 million in the three months ended September 30, 2005. This decrease included a $170,000 reduction in direct labor costs, primarily a result of our fiscal 2006 restructuring activities and a $278,000 reduction in product material costs, a result of our success in reducing certain product component costs and the implementation of more cost-effective designs of some of our key products.

Cost of Services Revenue

		Decrease
	Three Months	Compared to		Three Months
	Ended	Prior		Ended
	September 30,	Fiscal Year		September 30,
	2006	$	%	2005
	(In thousands, except for percentage data)

Cost of services revenue	$1,296	$(317)	(20)%	$1,613
As a percentage of total revenue	8%			11%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

Cost of services revenue for our DAS division was $1.0 million in both the three months ended September 30, 2006 and 2005, as the costs associated with an increased number of technical support engineers on staff was offset by reduced overhead charges, a result of our prior year restructuring actions.

Cost of services revenue for our MS division was $269,000 in the three months ended September 30, 2006, compared to $603,000 in the three months ended September 30, 2005. This decrease was primarily a result of our prior year restructuring plans, pursuant to which the role of our MS support personnel changed from that of a post-sales support and implementation function into a technical sales function. Accordingly, the cost of these personnel is now included as a component of our selling and marketing expenses, which reduced our cost of services revenue by $245,000 when compared to the previous year. In addition, our prior year restructuring actions reduced various personnel costs by $71,000.

Research and Development

	Three Months	Decrease		Three Months
	Ended	Compared to Prior		Ended
	September 30,	Fiscal Year		September 30,
	2006	$	%	2005
	(In thousands, except for percentage data)

Research and development	$2,115	$(366)	(15)%	$2,481
As a percentage of total revenue	14%			16%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $52,000 and $40,000 were capitalized in the three months ended September 30, 2006 and 2005, respectively. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

Research and development expenses related to our DAS division were $1.7 million in the three months ended September 30, 2006, compared to $1.9 million in the three months ended September 30, 2005. Research and development expenses of our MS division were $373,000 in the three months ended September 30, 2006, compared to $534,000 in the three months ended September 30, 2005. The decrease in both divisions was primarily due to our prior year restructuring actions and normal turnover, which resulted in a reduction in staff when compared to the prior year.

Selling and Marketing

		Decrease
	Three Months	Compared to		Three Months
	Ended	Prior		Ended
	September 30,	Fiscal Year		September 30,
	2006	$	%	2005
	(In thousands, except for percentage data)

Selling and marketing	$5,295	$(355)	(6)%	$5,650
As a percentage of total revenue	35%			37%

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

Selling and marketing expenses related to our DAS division were approximately $4.1 million in both the three months ended September 30, 2006 and 2005, as $313,000 of increased costs associated with the addition of eight new sales representatives hired to address under-penetrated and developing markets was offset by approximately

$205,000 of savings realized as a result of our prior year restructurings actions and $123,000 of reduced spending on marketing programs, primarily a function of the timing of trade shows.

Selling and marketing expenses related to our MS division were $1.2 million in the three months ended September 30, 2006, compared to $1.5 million in the three months ended September 30, 2005. The decrease was primarily a result of our prior year restructuring actions, which reduced spending by $292,000 from the elimination of several MS sales management positions and the redirection of relatively lower-cost resources from post-sale support and implementation roles into technical sales positions.

General and Administrative

		Increase
	Three Months	Compared to		Three Months
	Ended	Prior		Ended
	September 30,	Fiscal Year		September 30,
	2006	$	%	2005
	(In thousands, except for percentage data)

General and administrative	$3,814	$230	6%	$3,584
As a percentage of total revenue	25%			23%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

General and administrative expenses related to our DAS division were $3.7 million in the three months ended September 30, 2006, compared to $3.4 million in the three months ended September 30, 2005. This increase included $310,000 of increased costs related to our financial statement and Sarbanes-Oxley audits, a result of the timing of work performed by our independent auditors, $193,000 of increased legal expenses and $82,000 of costs incurred in the implementation of an enterprise resource planning system. These increases were partially offset by a $126,000 reduction in consulting costs related to management’s assessment of the Company’s internal control environment and a $104,000 decrease in our share-based compensation expenses.

General and administrative expenses related to our MS division were $159,000 in the three months ended September 30, 2006, compared to $207,000 in the three months ended September 30, 2005.

Amortization of Acquired Intangible Assets

		Decrease
	Three Months	Compared to		Three Months
	Ended	Prior		Ended
	September 30,	Fiscal Year		September 30,
	2006	$	%	2005
	(In thousands, except for percentage data)

Amortization of acquired intangible assets	$44	$(5)	(10)%	$49
As a percentage of total revenue	—%			—%

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

Interest Income, Net

Interest income, net, includes interest income earned on invested cash balances. Our interest income was $786,000 in the three months ended September 30, 2006 compared to $562,000 in the three months ended September 30, 2005. The increase in interest income is due to cash on-hand invested at higher interest rates than those existing during the three months ended September 30, 2005.

Other Income, Net

Other income (loss), net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded, especially in the United States, Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items. Our other income did not significantly change from the three months ended September 30, 2006 compared to same period of last year.

Income Taxes

We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes. For the three months ended September 30, 2006, we recorded a tax benefit of $158,000 on income before tax of $1.5 million resulting in an effective income tax benefit rate of 10%. The significant reconciling items between the 34% U.S. federal statutory income tax rate and the effective income tax benefit rate of 10% included a one-time benefit of $562,000 which resulted from a revised estimate of our tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

For the three months ended September 30, 2005, our income tax rate was a benefit rate of 124% on a pre-tax loss of $124,000. The difference between the U.S. federal statutory income tax rate of 34% and the income tax benefit rate of 124% was primarily due to a one-time benefit of $126,000, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties.

We currently estimate that our income tax rate in each of the remaining quarters of fiscal 2007 will be approximately 25%, and that this will result in the estimated effective income tax rate of approximately 20% for the full fiscal year. This estimated annual rate does not take into account any discrete items, other than the item described above, and is subject to change.

We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss and foreign tax credits carryforwards and temporary differences in certain jurisdictions, including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At September 30, 2006, we had total net deferred tax assets of $46,000, net of a tax asset valuation allowance of $2.6 million and deferred tax liabilities of $799,000. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties of $444,000 and interest of $2.3 million, is approximately $5.6 million (A$7.5 million). The $5.6 million represents our maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in our results of operations.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid $2.9 million (A$3.9 million ), 50% of its assessed liabilities, including taxes and interest to the ATO, which included payments of $222,000 for tax penalties and $1.2 million for interest. All payments to date have been recorded as current assets. We may continue to make cash payments with respect to these matters during fiscal 2007. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for any of the assessed tax years needs to be paid pending the resolution of the dispute. We believe that the positions on our tax returns have merit. We have taken steps to preserve our rights through the ATO’s objection process and believe that our position will ultimately be sustained. Accordingly, we have not recorded any liabilities in its consolidated balance sheet or made any provision on our income statement related to these matters.

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

Liquidity and Capital Resources

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(In thousands)

Net cash provided by operating activities	$1,232	$1,469
Net cash provided by investing activities	19	319
Net cash (used in) provided by financing activities	(945)	1,280
Effect of exchange rate changes on cash and cash equivalents	103	139

Net increase in cash and cash equivalents	409	3,207
Cash and cash equivalents, beginning of period	52,111	48,910

Cash and cash equivalents, end of period	$52,520	$52,117

Marketable securities, end of period	$8,113	$10,508

Cash, cash equivalents and marketable securities, end of period	$60,633	$62,625

Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations and borrowings from lending institutions. As of September 30, 2006, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $52.3 million, our marketable securities balance of $8.1 million and our credit facilities. In February 2005, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at September 30, 2006. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At September 30, 2006, we had employed $1.3 million of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $3.7 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of September 30, 2006, we had no outstanding debt.

At September 30, 2006, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2006, we were in compliance with this internal policy.

Net cash provided by operating activities was $1.2 million in the three months ended September 30, 2006, as compared to $1.5 million in the three months ended September 30, 2005. In the first three months of fiscal 2007, cash of $2.7 million was provided by our net income adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense. In addition, decreases in accounts receivable balances generated $1.8 million of cash. These items were partially offset by a $673,000 decrease in accounts payable and $1.7 million decrease in accrued expenses and other liabilities, and a $1.6 million decrease in deferred revenue.

Net cash provided by investing activities was $19,000 in the first three months of fiscal 2007 and $319,000 in the same period of the previous year. In the first three months of fiscal 2007, sales and maturities of marketable securities provided $5.7 million of cash, which was almost completely offset by $5.4 million in purchases of marketable securities, $259,000 in purchases of fixed assets and $52,000 of capitalized of software development costs.

Financing activities consumed $945,000 of cash in the first three months of fiscal 2007, a result of our repurchase of 114,500 shares of common stock for $1.4 million, offset by $432,000 of cash received from the exercise of stock options. Financing activities generated $1.3 million of cash in the first three months of fiscal 2006, a result of proceeds received from the exercise of stock options.

On May 17, 2006, our Board of Directors terminated the September 2001 share repurchase plan, which originally authorized the repurchase of up to 500,000 shares of its outstanding common stock, and simultaneously authorized the repurchase of up to 600,000 shares under a new stock repurchase plan. In August and September of 2006, pursuant to the plan, the Company acquired 114,500 shares for $1.4 million, an average purchase price of $12.12 per share. All of these shares remained in treasury as of September 30, 2006.

We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements for fiscal 2007 are expected to be approximately $2.3 million of which, $311,000 has been expended on purchases of fixed assets and capitalized software development costs as of September 30, 2006. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for our 2007 fiscal year.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We adopted SFAS No. 155 on July 1, 2006 with no material impact on our consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,’” which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year after September 15, 2006. We will adopt SFAS No. 156 on July 1, 2007 and expect no material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us on July 1, 2007 and will be adopted on that date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We typically apply the iron curtain method for quantifying identified financial statement misstatements.

In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for our fiscal year ending June 30, 2007. We are currently assessing the impact that the adoption of SAB No. 108 might have on our financial position or results of operations

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

Impact of Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation. We do not believe that our revenue and results of operations will be significantly impacted by inflation in future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on 10-K for the fiscal year ended June 30, 2006.

Foreign Exchange and Interest Rate Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At September 30, 2006, we had $6.8 million of cash and cash equivalents invested in foreign currency denominated accounts.

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At September 30, 2006, the fair value and principal amounts of our marketable securities portfolio amounted to $8.1 million, with a yield-to-maturity of 5.35%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

Item 1A.	Risk Factors

The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company’s future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase plan in place that allows it to purchase shares of its common stock on the open market or otherwise, from time to time, as conditions warrant. A summary of the Company’s repurchase activity for the first quarter of fiscal 2007 is as follows.

				Maximum Number of
			Total Number of Shares	Shares that May
	Total Number	Average	Purchased as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs(1)

July 1 - July 31, 2006	—	—	—	403,900
August 1 - August 31, 2006	64,500	$12.17	64,500	339,400
September 1 - September 30, 2006	50,000	$12.05	50,000	289,400

	114,500		114,500

(1)	On September 19, 2001, the Company’s Board of Directors authorized a repurchase of up to 500,000 shares of the Company’s outstanding common stock. On May 17, 2006, the Board of Directors cancelled the September 2001 share repurchase plan and simultaneously authorized a revised share repurchase plan allowing the repurchase of up to 600,000 shares of common stock. The shares may be purchased either through the open market or privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. The share repurchase plan continues indefinitely from the authorization date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
No.

10.1	*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors. (Previously filed as an exhibit to the Company’s current report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
10.2	*	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s current report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1		Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2		Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moldflow Corporation

By:	/s/ A. ROLAND THOMAS
A. Roland Thomas
President and Chief Executive Officer

Moldflow Corporation

By:	/s/ CHRISTOPHER L. GORGONE
Christopher L. Gorgone
Executive Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 6, 2006