Form 10-Q
period 2006-12-31
MOLDFLOW CORP
filed 2007-02-06
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
February 2,
Class	2007

Common Stock, $0.01 par value per share	11,415,330

MOLDFLOW CORPORATION

FORM 10-Q
For the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2006	2006
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$48,603	$52,111
Marketable securities	12,052	8,443
Accounts receivable, net	13,241	12,774
Inventories	1,986	1,739
Prepaid expenses	6,810	6,535
Other current assets	2,840	3,070

Total current assets	85,532	84,672
Fixed assets, net	3,293	3,129
Acquired intangible assets, net	1,057	1,215
Goodwill	18,676	18,654
Other assets	2,243	2,523

Total assets	$110,801	$110,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,136	$2,049
Accrued expenses	10,209	10,274
Deferred revenue	9,205	11,741

Total current liabilities	20,550	24,064
Deferred revenue	1,335	1,325
Other long-term liabilities	795	847

Total liabilities	22,680	26,236

Contingencies, commitments and guarantor arrangements (Note 12)
Stockholders’ equity:
Common stock	115	114
Treasury stock, at cost	(4,486)	(2,579)
Additional paid-in capital	77,179	75,335
Retained earnings	9,757	6,296
Accumulated other comprehensive income	5,556	4,791

Total stockholders’ equity	88,121	83,957

Total liabilities and stockholders’ equity	$110,801	$110,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)

Revenue:
Product	$10,417	$10,082	$18,407	$18,816
Services	7,234	6,812	14,559	13,358

Total revenue	17,651	16,894	32,966	32,174

Costs and operating expenses:
Cost of product revenue	1,941	2,442	3,956	5,012
Cost of services revenue	1,526	1,705	2,822	3,318
Research and development	2,510	2,195	4,625	4,676
Selling and marketing	6,520	5,867	11,815	11,517
General and administrative	3,492	3,494	7,306	7,078
Restructuring charges	—	1,387	—	1,387
Amortization of acquired intangible assets	42	49	86	98

Total costs and operating expenses	16,031	17,139	30,610	33,086

Income (loss) from operations	1,620	(245)	2,356	(912)
Interest income, net	784	631	1,570	1,193
Other income, net	17	53	20	34

Income before income taxes	2,421	439	3,946	315
Provision for income taxes	643	548	485	394

Net income (loss)	$1,778	$(109)	$3,461	$(79)

Net income (loss) per common share:
Basic	$0.16	$(0.01)	$0.31	$(0.01)
Diluted	$0.15	$(0.01)	$0.30	$(0.01)
Shares used in computing net income (loss) per common share:
Basic	11,166	11,085	11,161	11,044
Diluted	11,657	11,085	11,625	11,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	December 31,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$3,461	$(79)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets	598	605
Amortization of acquired intangible assets	157	170
Amortization of other intangible assets	511	344
Provisions for doubtful accounts	81	34
Share-based compensation	917	1,192
Excess tax benefits from shared-based compensation	(69)	—
Other non-cash charges or expenses	(15)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(456)	1,404
Inventories, prepaid expenses, and other current assets	(84)	(1,636)
Other assets	(13)	13
Accounts payable	(930)	(1,997)
Accrued expenses and other liabilities	(295)	1,522
Deferred revenue	(2,484)	(1,984)

Net cash provided by (used in) operating activities	1,379	(536)

Cash flows from investing activities:
Purchases of fixed assets	(655)	(756)
Capitalization of software development costs	(83)	(410)
Purchases of marketable securities	(14,178)	(7,225)
Sales and maturities of marketable securities	10,569	10,336

Net cash (used in) provided by investing activities	(4,347)	1,945

Cash flows from financing activities:
Proceeds from issuance of common stock	1,008	1,357
Tax withholding payments reimbursed by restricted stock	(80)	—
Purchase of treasury stock	(1,907)	—
Excess tax benefits from share-based compensation	69	—

Net cash (used in) provided by financing activities	(910)	1,357

Effect of exchange rate changes on cash and cash equivalents	370	(457)

Net (decrease) increase in cash and cash equivalents	(3,508)	2,309
Cash and cash equivalents, beginning of period	52,111	48,910

Cash and cash equivalents, end of period	$48,603	$51,219

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K. The June 30, 2006 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The results of operations for the three- and six-month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts disclosed in the unaudited condensed consolidated statement of cash flows and in the notes to the unaudited condensed consolidated financial statements, have been reclassified to conform with the fiscal 2007 presentation.

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

The following table presents share-based compensation expenses included in the Company’s unaudited condensed consolidated statement of operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands)

Cost of product revenue	$9	$19	$17	$34
Cost of services revenue	13	26	26	57
Research and development	108	96	185	173
Selling and marketing	131	141	221	274
General and administrative	257	340	467	654

Share-based compensation expense before related tax effects	518	622	916	1,192
Income tax benefit	(67)	(43)	(67)	(74)

Net share-based compensation expense	$451	$579	$849	$1,118

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Pre-vesting forfeiture rates for purposes of determining share-based compensation expense for stock options, restricted stock and restricted stock units for the six months ended December 31, 2006 and 2005 were estimated to be 8.6% and 3.0%, respectively. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended December 31, 2006 and December 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006(4)	2005	2006	2005

Dividend yield	n/a	0%	0%	0%
Expected volatility factor(1)	n/a	43.3%-49.2%	41.1%	43.3%-49.2%
Risk-free interest rate(2)	n/a	4.1%-4.3%	4.9%	3.9%-4.3%
Expected term (in years)(3)	n/a	3.5-5.8	3.5-5.0	3.5-5.8

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. The Company has elected to use the simplified method for estimating the expected term for its stock options, which qualify as “plain-vanilla” options.

(4)	No option grants occurred during the three months ended December 31, 2006.

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

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,673,536 shares of common stock by officers, employees, consultants and directors of the Company. The number of shares issuable under the 2000 Plan is also increased as of each June 30 and December 31 by a number of shares equal to 20% of the shares issued by the Company during such six-month period. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of December 31, 2006, there were 1,017,579 shares available for future grant under the 2000 Plan.

Stock Options:

A summary of the Company’s stock option activity follows:

	Six Months Ended
	December 31, 2006		December 31, 2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,086,551	$10.85	2,487,267	$10.22
Granted	239,207	12.03	176,029	15.15
Exercised	(179,277)	5.62	(146,062)	8.32
Canceled	(225,892)	13.26	(49,347)	14.88

Outstanding at end of period	1,920,589	$11.18	2,467,887	$10.59

Options exercisable at end of period	1,475,796	$10.71	1,900,942	$9.95
Weighted average fair value of options granted in the period		$5.18		$5.74

The following table summarizes information about outstanding stock options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$0.36-$5.00	434,373	0.6 years	$4.62	434,373	$4.62
$5.01-$10.00	336,333	2.0 years	9.11	335,333	9.11
$10.01-$15.00	683,539	4.8 years	11.95	334,893	11.88
$15.01-$20.00	388,744	2.5 years	16.65	293,597	17.02
$20.01-$25.00	61,500	1.9 years	21.78	61,500	21.78
$25.01-$30.00	16,100	2.1 years	26.24	16,100	26.24

	1,920,589	2.8 years	$11.18	1,475,796	$10.71

The intrinsic value of options exercised in the six months ended December 31, 2006 was $1.1 million, and the intrinsic value of options that vested during the period was $572,000. The total compensation cost not yet recognized as of December 31, 2006 related to non-vested awards was $1.4 million, which will be recognized over a weighted-average period of 2.1 years. The weighted average remaining contractual life for options exercisable at December 31, 2006 was 1.9 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock:

The following table summarizes restricted stock award activity under the 2000 Plan during the periods presented:

	Six Months Ended
	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	81,744	$15.39	—	$—
Granted	126,069	12.05	94,733	15.39
Vested	(19,699)	15.35	—	—

Nonvested at end of period	188,114	$13.16	94,733	$15.39

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense related to restricted stock of $227,000 and $118,000 for the three months ended December 31, 2006 and 2005, respectively. The Company recorded share-based compensation expense related to restricted stock of $366,000 and $121,000 for the six months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the total compensation cost not yet recognized related to non-vested restricted stock awards was $1.9 million, which will be recognized over a weighted-average period of 2.3 years.

Vested restricted stock awards were net-share settled such that the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 6,641 for the six months ended December 31, 2006 was based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $80,000. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Restricted Stock Units:

During the six months ended December 31, 2006, the Company issued 24,620 restricted stock units to non-employee directors of the Company at no cost to the recipients. Each restricted stock unit vests annually over a three-year period. Vesting of the restricted stock units automatically accelerates upon a change of control of the Company. Vested restricted stock units are paid out in common stock upon the earlier of a termination of services by the recipient or a change of control of the Company. Restricted stock units do not have voting rights until such time as the restricted stock units are paid out in shares. These post-vesting restrictions were reflected in the discount rate and thus considered in the determination of the fair value of the restricted stock units. Two approaches were considered in estimating the discount rate: empirical studies related to transactions involving restricted shares and the level of discount implied by the Black-Scholes valuation model. The fair value of the restricted stock unit was determined to be $8.81 at date of grant, approximately 30% less than the intrinsic value of $12.59. The fair value of the restricted stock units is expensed ratably over the vesting period. The Company recorded share-based compensation expense related to restricted stock units of $6,000 for the three months ended December 31, 2006. As of December 31, 2006, the total compensation cost not yet recognized related to non-vested restricted stock units was $175,000, which will be recognized over a weighted-average period of 2.9 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Net Income (Loss) Per Common Share

The following table presents the calculation for both basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net income (loss)	$1,778	$(109)	$3,461	$(79)

Weighted average shares used in computing net income (loss) per common share — basic	11,166	11,085	11,161	11,044
Effect of dilutive securities:
Stock options and unvested restricted stock	491	—	464	—

Weighted average shares used in computing net income (loss) per common share — diluted	11,657	11,085	11,625	11,044

Net income (loss) per common share — basic	$0.16	$(0.01)	$0.31	$(0.01)
Net income (loss) per common share — diluted	$0.15	$(0.01)	$0.30	$(0.01)

Weighted average common stock equivalents related to stock options of 606,000 shares were outstanding for both the three and six months ended December 31, 2006, but were not included in the calculation of diluted net income per share as their inclusion would be anti-dilutive.

Weighted average common stock equivalents related to stock options of 2,004,000 and 2,008,000 shares were outstanding for the three and six months ended December 31, 2005, respectively, but were not included in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive due to the net loss for those periods.

4.	Derivative Financial Instruments and Hedging Activities

The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

As of December 31, 2006, hedging instruments with nominal amounts of $2.4 million, $3.9 million and $2.8 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $207,000 and was recorded as a component of other current assets. Net unrealized gains on these instruments during the three and six-month periods ended December 31, 2006 of $51,000 and $101,000, respectively, were included in accumulated other comprehensive income. During the three and six-month periods ended December 31, 2006, gains of $40,000 and $48,000, respectively, were recorded as components of other income on the effective portion of options that were settled. As of December 31, 2006, there was no gain or loss recognized on the ineffective portion of these options.

As of December 31, 2005, hedging instruments with nominal amounts of $2.2 million, $3.3 million and $2.0 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $180,000 and was recorded as a component of other current assets. Net unrealized gains of $68,000 on these instruments were included in accumulated other comprehensive income. During the three and six months ended December 31, 2005, a net charge of $44,000 and $31,000, respectively, related to premiums paid for new instruments were recorded as a component of other income and expense.

The Company held no derivatives during the six-month period ended December 31, 2006 or December 31, 2005 for non-hedging purposes.

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

The components of acquired intangible assets, excluding goodwill, are as follows:

	December 31, 2006			June 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Acquired intangible assets:
Customer base	$991	$(605)	$386	$991	$(539)	$452
Developed technology	1,675	(1,087)	588	1,675	(1,015)	660
Customer order backlog	40	(40)	—	40	(40)	—
Non-compete agreements	1,416	(1,333)	83	1,416	(1,313)	103

Total	$4,122	$(3,065)	$1,057	$4,122	$(2,907)	$1,215

Acquired intangible asset amortization for the three-month period ended December 31, 2006 and December 31, 2005 was $78,000 and $85,000, respectively. Acquired intangible asset amortization for the six-month period ended December 31, 2006 and December 31, 2005 was $158,000 and $170,000, respectively. The following table summarizes the expected remaining amortization of acquired intangible assets as of December 31, 2006:

Fiscal Year	Amortization Expense
(In thousands)

2007 (Remainder)	$157
2008	298
2009	246
2010	223
2011	133

Total future amortization expense	$1,057

The carrying value of goodwill at both December 31, 2006 and June 30, 2006 was $18.7 million. At both December 31, 2006 and June 30, 2006, $6.5 million of goodwill was related to the Design Analysis Solutions division (“DAS”), and $12.2 million of goodwill was related to the Manufacturing Solutions division (“MS”).

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories consisted of the following:

	December 31,	June 30,
	2006	2006
	(In thousands)

Raw materials	$1,677	$1,395
Finished goods	309	344

Total	$1,986	$1,739

7.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $31,000 and $370,000 were capitalized in three months ended December 31, 2006 and December 31, 2005, respectively. Eligible development costs of $83,000 and $410,000 were capitalized in six months ended December 31, 2006 and December 31, 2005, respectively. All such costs have been included in other non-current assets in the Company’s unaudited condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.

A summary of capitalized software development costs follows:

	December 31,	June 30,
	2006	2006
	(In thousands)

Gross carrying amount	$2,907	$2,824
Less — accumulated amortization	(2,085)	(1,726)

Net carrying amount	$822	$1,098

8.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income and loss. Other comprehensive income and loss includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands)

Net income (loss)	$1,778	$(109)	$3,461	$(79)
Other comprehensive income (loss):
Increase (decrease) in fair value of marketable securities, net of related tax effects	(3)	9	3	20
Increase in value of financial instruments designated as hedges, net of related tax effects	51	29	109	68
Foreign currency translation adjustment	555	(613)	653	(537)

Other comprehensive income (loss)	603	(575)	765	(449)

Comprehensive income (loss)	$2,381	$(684)	$4,226	$(528)

9.	Restructuring Plans

April 2006 Plan

In April 2006, the Company initiated a corporate restructuring plan (the “April 2006 plan”) to reduce its operating costs. The April 2006 plan included the involuntary termination of twelve employees within various departments of the Company’s Manufacturing Solutions division in the United States, France, Australia, Germany, Ireland and Italy. As a result of the April 2006 plan, the Company recorded a restructuring charge in its consolidated statement of operations of $1.3 million in the three months ended June 30, 2006, which included legal, travel and other costs associated with the activities. All significant activities under the April 2006 plan are complete.

October 2005 Plan

In October 2005, the Company initiated a corporate restructuring plan (the “October 2005 plan”) to reduce its operating costs. The October 2005 plan included the involuntary termination of seven employees within various departments of the Company in the United States, France and Italy and the closure of a leased facility. As a result of the October 2005 plan, the Company recorded a restructuring charge of $1.4 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All activities under the October 2005 plan are complete.

10.	Segment Information

Segment Information

The Company is focused on providing solutions that optimize discrete product development and manufacturing operations for companies in industries that work with complex processes, with a particular focus on companies working with injection-molded plastics. The Company is organized into two separate divisions: the DAS division and the MS division. These divisions are considered reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Segment income (loss) from operations is a key measurement of segment profit or loss.

In fiscal 2007, primarily as a result of the restructuring activities during the fourth quarter of fiscal 2006, the Company changed the management approach by which it uses financial data to make operating decisions. Under

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this new management approach, all costs and operating expenses directly related to the MS division are now included in that reporting segment’s operating results, including such items as marketing programs, research and development expenses and general and administrative costs. All remaining previously unallocated costs and expenses, including most general and administrative costs associated with being a publicly-traded company, are now reflected in the operating results of the DAS division.

Although the Company reported DAS and MS as separate reportable segments prior to fiscal 2007, significant costs were considered corporate expenses and not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated corporate expenses included certain marketing, development, general and administrative and restructuring costs. To enhance the comparability with prior periods, the prior year information included in this note was reclassified to reflect this change in management approach. Certain previously unallocated expenses were not fully tracked by division in prior fiscal years. Therefore, the basis of allocation applied to previous fiscal periods includes significant estimation and may differ from that employed in the current fiscal year.

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

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands)

Design Analysis Solutions division
Revenue:
Product	$7,328	$6,583	$12,290	$12,085
Services	6,685	6,120	13,330	11,945

Total revenue	14,013	12,703	25,620	24,030

Cost of revenue:
Cost of product revenue	370	332	727	698
Cost of services revenue	1,210	1,019	2,237	2,032

Total cost of revenue	1,580	1,351	2,964	2,730

Gross profit	12,433	11,352	22,656	21,300

Operating expenses:
Research and development	1,943	1,554	3,685	3,500
Selling and marketing	5,195	4,313	9,292	8,470
General and administrative	3,332	3,296	6,987	6,673
Restructuring charges	—	1,247	—	1,247

Total operating expenses	10,470	10,410	19,964	19,890

Income from operations	$1,963	$942	$2,692	$1,410

Manufacturing Solutions division

Revenue:
Product	$3,089	$3,499	$6,117	$6,731
Services	549	692	1,229	1,413

Total revenue	3,638	4,191	7,346	8,144

Cost of revenue:
Cost of product revenue	1,571	2,110	3,229	4,314
Cost of services revenue	316	686	585	1,286

Total cost of revenue	1,887	2,796	3,814	5,600

Gross profit	1,751	1,395	3,532	2,544

Operating expenses:
Research and development	567	641	940	1,176
Selling and marketing	1,325	1,554	2,523	3,047
General and administrative	160	198	319	405
Restructuring charges	—	140	—	140
Amortization of acquired intangible assets	42	49	86	98

Total operating expenses	2,094	2,582	3,868	4,866

Loss from operations	$(343)	$(1,187)	$(336)	$(2,322)

Consolidated income (loss) from operations	$1,620	$(245)	$2,356	$(912)

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining the provision for income taxes. For the three- and six-month periods ended December 31, 2006, the Company recorded tax provisions of $643,000 and $485,000, respectively, on income before tax of $2.4 million and $3.9 million, respectively, resulting in effective income tax rates of 27% and 12%, respectively. For the three months ended December 31, 2006, the difference between the effective tax rate of 27% and the U.S. federal statutory income tax rate of 34% was due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the six months ended December 31, 2006, the difference between the effective tax rate of 12% and the U.S. federal statutory income tax rate of 34% was due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of the Company’s tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

For the three and six months ended December 31, 2005, the Company’s income tax rate was 125% for each period. The difference between that effective tax rate and the U.S. federal statutory income tax rate of 34% was due primarily to operating losses incurred in certain jurisdictions that could not be benefited, partially offset by the benefit of lower income tax rates in other jurisdictions. The rate for the six months ended December 31, 2005 also reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties.

The Company has established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At December 31, 2006, the Company had total deferred tax assets of $48,000, net of a tax asset valuation allowance of $2.6 million and deferred tax liabilities of $803,000. Realization of the net deferred tax assets is dependent on the Company’s ability to generate future taxable income in the related tax jurisdictions. Management believes that sufficient taxable income will be earned in the future to realize these assets.

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties of $471,000 and interest of $2.6 million, is approximately $6.0 million (A$7.6 million). The $6.0 million represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company has paid $3.0 million (A$3.9 million), 50% of the assessed liabilities, including taxes and interest, to the ATO, which included payments of $235,000 for tax penalties and $1.2 million for interest. All payments made to the ATO have been recorded as current assets on the Company’s condensed consolidated balance sheet, as we expect that these matters will be resolved in a period of not more than twelve months. The Company may continue to make cash payments with respect to these matters during fiscal 2007. The ATO has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for any of the assessed tax years needs to be paid pending the resolution of the dispute.

The Company believes that the positions on its tax returns have merit. The Company has taken steps to preserve its rights through the ATO’s objection process and believes that its position will ultimately be sustained. Accordingly, the Company has not recorded any liabilities or tax expense in its consolidated financial statements related to these matters.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees (“Agreements”) under which it may be required to make payments in certain circumstances. These Agreements include performance under credit facilities of the Company’s subsidiaries and indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these Agreements is minimal. Accordingly, no liabilities have been recorded for these Agreements as of December 31, 2006.

The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days to three years from the date of shipment or any longer period that may be required by local law. The following table presents changes to the warranty provision:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2006	2006	2006
	(In thousands)

Balance at beginning of period	$189	$155	$193	$120
Additions	2	11	7	46
Settlements	(9)	(9)	(18)	(9)

Balance at end of period	$182	$157	$182	$157

13.	Treasury Stock

On May 17, 2006, the Board of Directors authorized a share repurchase plan allowing the repurchase of up to 600,000 shares of common stock. The following table summarizes the Company’s repurchase activity pursuant to the plan.

	Total Number of
	Shares	Total Cost of	Average Purchase
	Repurchased	Repurchase	Price per Share
	(In thousands, except share and per share data)

As of June 30, 2006	196,100	$2,579	$13.15
Three months ended September 30, 2006	114,500	$1,387	$12.12
Three months ended December 31, 2006	40,000	$520	$13.00

As of December 31, 2006	350,600	$4,486	$12.80

14.	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transition. FIN No. 48 is effective for the Company on July 1, 2007 and will be adopted on that date. The Company is currently assessing the impact that the adoption of FIN No. 48 will have on its financial position or results of operations.

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

The Company will initially apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for our fiscal year ending June 30, 2007. The Company is currently assessing the impact that the adoption of SAB No. 108 might have on its financial position or results of operations.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, beginning on page 20 we discuss our Results of Operations for the three- and six-month periods ended December 31, 2006 compared to the three- and six-month periods ended December 31, 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this report include, but are not limited to, statements concerning growth opportunities for our business, taxes, working capital and capital expenditure requirements, inflation, international operations, and shared-based compensation expenses. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information.

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

We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software applications and hardware systems that optimize the manufacturing process. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of twenty-nine years in serving the product design, engineering and manufacturing markets, we have become the leading provider of highly sophisticated predictive software applications for the plastics design, engineering and manufacturing communities. Our growth strategy is derived from these strengths.

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

A key element of our growth strategy includes expanding our geographic coverage. We believe that we must be present wherever our customers have a significant business presence. This includes the rapidly growing economies in China, India, Eastern Europe, South America and other developing regions, which present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.

A significant element of our growth strategy is directed toward increasing customer loyalty and further developing opportunities within our large installed customer base. We receive approximately 60% to 70% of our overall revenues from repeat customers. We deliver product releases on a regular basis, which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the Company to ensure that their needs are met.

Our uses of cash include capital expenditures to support our operations and product development, mergers and acquisitions, investments in growth initiatives, and repurchases of our outstanding common stock. We continue to evaluate merger and acquisition opportunities to the extent they support our strategy and growth objectives.

Design Analysis Solutions

The Design Analysis Solutions (“DAS”) division serves the product, part and mold tooling design markets. Our strategy is to provide powerful and sophisticated solutions that enable our customers to optimize the design of parts and molds in order to reduce the time to market, improve the reliability of the production process, improve part quality and lower the cost of manufacture for parts once in production. Our primary product offerings are our Moldflow Plastics Advisers (“MPA”) software for part and mold design optimization and our Moldflow Plastics Insight (“MPI”) software for in-depth simulation for part and mold design validation and optimization.

Manufacturing Solutions

The Manufacturing Solutions (“MS”) division serves the plastics-focused discrete manufacturing sector. Our strategy is to provide powerful integrated solutions that enable our customers to optimize and control the set-up of an injection molding machine, monitor and control the injection molding process, control the temperature and flow of plastic into the mold and monitor and report on the process and production at both the machine and plant-wide level. These products enable customers to improve the reliability of their production process, improve their production yield and efficiency and reduce their costs of production by reducing material usage and cycle times.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. In connection with the preparation of these financial statements, we make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosures.

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

Overview of Results of Operations for the Three Months and Six Months Ended December 31, 2006:

	Three Months		Three Months
	Ended	As a	Ended	As a
	December 31,	% of	December 31,	% of
	2006	Revenue	2005	Revenue
	(In thousands, except for percentage data)

Revenue	$17,651	100%	$16,894	100%
Cost of revenue	3,467	20	4,147	25
Operating expenses	12,564	71	12,992	77

Income (loss) from operations	$1,620	9%	$(245)	(2)%

	Six Months		Six Months
	Ended	As a	Ended	As a %
	December 31,	% of	December 31,	of
	2006	Revenue	2005	Revenue
	(In thousands, except for percentage data)

Revenue	$32,966	100%	$32,174	100%
Cost of revenue	6,778	21	8,330	26
Operating expenses	23,832	72	24,756	77

Income (loss) from operations	$2,356	7%	$(912)	(3)%

•	Revenue growth of 4% and 2% in the three- and six-month periods ended December 31, 2006, respectively, resulted in more significant growth in income from operations reflecting savings realized as a result of our fiscal 2006 organizational restructurings.

•	DAS revenue of $14.0 million for the three-month period ended December 31, 2006 compared to revenue of $12.7 million in the same period of the previous year. DAS revenue of $25.6 million for the six-month period ended December 31, 2006 compared to revenue of $24.0 million in the same period of the previous year.

•	MS revenue of $3.6 million for the three-month period ended December 31, 2006 compared to revenue of $4.2 million in the same period of the previous year. MS revenue of $7.3 million for the six-month period ended December 31, 2006 compared to revenue of $8.1 million in the same period of the previous year.

•	Total share-based compensation costs of $518,000 for the three-month period ended December 31, 2006 compared to $622,000 in the same period of the previous year. Total share-based compensation costs of $916,000 for the six-month period ended December 31, 2006 compared to $1.2 million in the same period of the previous year.

•	Operations generated $1.4 million of cash in the six-month period ended December 31, 2006 and consumed $536,000 of cash in the six-month period ended December 31, 2005.

•	Stock repurchase program returned 40,000 and 154,500 shares to treasury at a cost of $520,000 and $1.9 million for the three- and six-month periods ended December 31, 2006, respectively.

Results of Operations

Beginning in fiscal 2007, primarily as a result of our fourth-quarter fiscal 2006 organizational restructuring, management changed the approach by which it uses financial data to make operating decisions. As a result, financial information regarding our reportable segments as disclosed in Note 10 to the unaudited condensed consolidated financial statements, Segment Information, has been conformed to the new approach. Under the fiscal 2007 approach, all costs and operating expenses directly related to our MS division are included in that reporting segment’s operating results, including such items as marketing programs, research and development expenses and general and administrative costs. All remaining previously unallocated costs and expenses, including most general and administrative costs associated with being a publicly-traded company, are now reflected in the operating results of the DAS division. To enhance the comparability with prior periods, fiscal 2006 segment information was reclassified to reflect the change in our management approach. Because certain previously unallocated expenses were not fully tracked by division before fiscal 2007, the basis of allocation for previous fiscal periods includes significant estimation and may differ from that employed in the current fiscal year.

The following table sets forth our statement of operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Revenue:
Product	59%	60%	56%	59%
Services	41	40	44	41

Total revenue	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenue	11%	15%	12%	16%
Cost of services revenue	9	10	9	10
Research and development	14	13	14	15
Selling and marketing	37	35	36	36
General and administrative	20	21	22	22
Restructuring charges	—	8	—	4
Amortization of acquired intangible assets	—	—	—	—

Total costs and operating expenses	91	102	93	103

Income (loss) from operations	9	(2)	7	(3)
Interest income, net	5	4	5	3
Other income, net	—	—	—	—

Income before income taxes	14	2	12	—
Provision for income taxes	4	3	1	1

Net income (loss)	10%	(1)%	11%	(1)%

Revenue

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(In thousands)

Revenue:
Product	$10,417	$10,082	$18,407	$18,816
Services	7,234	6,812	14,559	13,358

Total	$17,651	$16,894	$32,966	$32,174

Our product revenue includes both license fees for our packaged software application products and product fees. Typically, our customers pay an up-front, one-time fee for our products. For our packaged software applications, the amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. For our collaborative product management systems, the amount of the fee depends upon the number and type of software modules licensed with the system, if any, and the system’s hardware components. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these royalty payments and shipping and handling fees related to delivery of our products as components of product revenue, none of which have been significant to date.

Our service revenue is derived from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting and implementation services, training of customers’ employees and material testing services.

The following table sets forth our revenue by geography and division for the three months ended December 31, 2006 and December 31, 2005.

		Increase
	Three Months	(Decrease)		Three Months
	Ended	Compared to		Ended
	December 31,	Prior Year		December 31,
	2006	$	%	2005

Asia/Australia:
DAS products	$3,726	$498	15%	$3,228
MS products	431	403	1,439	28
DAS services	2,472	254	11	2,218
MS services	96	93	3,100	3

Total Asia/Australia	$6,725	$1,248	23%	$5,477

% of total revenue	38%			33%
Americas:
DAS products	$841	$305	57%	$536
MS products	2,106	(446)	(17)	2,552
DAS services	1,534	26	2	1,508
MS services	288	(216)	(43)	504

Total Americas	$4,769	$(331)	(6)%	$5,100

% of total revenue	27%			30%
Europe:
DAS products	$2,761	$(58)	(2)%	$2,819
MS products	552	(367)	(40)	919
DAS services	2,679	285	12	2,394
MS services	165	(20)	(11)	185

Total Europe	$6,157	$(160)	(3)%	$6,317

% of total revenue	35%			37%
Consolidated:
DAS products	$7,328	$745	11%	$6,583
MS products	3,089	(410)	(12)	3,499
DAS services	6,685	565	9	6,120
MS services	549	(143)	(21)	692

Total	$17,651	$757	4%	$16,894

% of total revenue	100%			100%

The following table sets forth our revenue by geography and division for the six months ended December 31, 2006 and December 31, 2005.

	Six Months			Six Months
	Ended			Ended
	December 31,	Increase (Decrease) Compared to Prior Year		December 31,
	2006	$	%	2005

Asia/Australia:
DAS products	$6,528	$490	8%	$6,038
MS products	644	488	313	156
DAS services	5,014	690	16	4,324
MS services	104	89	593	15

Total Asia/Australia	$12,290	$1,757	17%	$10,533

% of total revenue	37%			33%
Americas:
DAS products	$1,821	$333	22%	$1,488
MS products	4,421	(868)	(16)	5,289
DAS services	3,107	260	9	2,847
MS services	777	(233)	(23)	1,010

Total Americas	$10,126	$(508)	(5)%	$10,634

% of total revenue	31%			33%
Europe:
DAS products	$3,941	$(618)	(14)%	$4,559
MS products	1,052	(234)	(18)	1,286
DAS services	5,209	435	9	4,774
MS services	348	(40)	(10)	388

Total Europe	$10,550	$(457)	(4)%	$11,007

% of total revenue	32%			34%
Consolidated:
DAS products	$12,290	$205	2%	$12,085
MS products	6,117	(614)	(9)	6,731
DAS services	13,330	1,385	12	11,945
MS services	1,229	(184)	(13)	1,413

Total	$32,966	$792	2%	$32,174

% of total revenue	100%			100%

Changes in foreign currency exchange rates represented 5% and 3% of the increase in DAS product revenue in the three-and six-month periods ended December 31, 2006, respectively. Changes in foreign currency exchange rates represented 4% and 3% of the increase in DAS service revenue growth in the three and six month periods ended December 31, 2006, respectively. Changes in foreign currency exchange rates did not have a significant impact on the change in MS product and service revenue in the three- and six-month periods ended December 31, 2006 compared to the same periods of the prior fiscal year.

We added 128 new customers in the six-month period ended December 31, 2006 compared to 194 new customers in the same period of last year. Sales to new customers represented 30% of total product revenue in the six-month period ended December 31, 2006 compared to 32% in the same period of the prior fiscal year.

Design Analysis Solutions Division

DAS product revenue increased $745,000 and $205,000 in the three- and six-month periods ended December 31, 2006, respectively, compared to the same periods of the prior fiscal year. The change in both periods was primarily a result of increased product revenue in our Asia/Australia region, representing the realization of investments made in the direct sales teams in those geographies in previous fiscal quarters, partially offset by a reduction in European product revenue in the first and second quarters of fiscal 2007, as a result of inconsistent sales productivity in this region.

DAS services revenue increased $565,000 and $1.4 million in the three- and six-month periods ended December 31, 2006, respectively, compared to the same periods of the prior fiscal year. These increases were primarily from the sale of maintenance and support contracts across all geographic regions and are a reflection of long-term growth in our installed customer base arising from software license sales made during the current and previous reporting periods.

Manufacturing Solutions Division

MS product revenue decreased $410,000 and $614,000 in the three- and six-month periods ended December 31, 2006, respectively compared to the same periods of the prior fiscal year, a result of increased competition and continued weakness in the North American and European markets, which was partially offset by increased product revenue in China.

Our MS services revenue decreased $143,000 and $184,000 in the three- and six-month periods ended December 31, 2006 compared to the same period in a prior year primarily as a result of the inclusion of shipping and handling fees as a component of product revenue.

Cost of Product Revenue

	Three Months			Three Months
	Ended			Ended
	December 31,	Decrease Compared to Fiscal Year		December 31,
	2006	$	%	2005
	(In thousands, except for percentage data)

Cost of revenue:
Product	$1,941	$(501)	(21)%	$2,442
As a percentage of total revenue	11%			14%

	Six Months			Six Months
	Ended			Ended
	December 31,	Decrease Compared to Prior Fiscal Year		December 31,
	2006	$	%	2006
	(In thousands, except for percentage data)

Cost of revenue:
Product	$3,956	$(1,056)	(21)%	$5,012
As a percentage of total revenue	12%			16%

Cost of product revenue consists of the costs associated with hardware components of our products, compact discs and related packaging material, duplication and shipping costs and the compensation of our personnel involved with the assembly and distribution of our products. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also, included in cost of product revenue is amortization expense related to capitalized software development costs and amortization expense related to acquired intangible assets.

Cost of product revenue for our DAS division was $370,000 and $727,000 in the three- and six-month periods ended December 31, 2006 compared to $332,000 and $698,000 in the same periods of the prior fiscal year, respectively. The change in both periods resulted from increased amortization expense resulting from newly capitalized research and development costs and third-party royalties.

Cost of product revenue for our MS division was $1.6 million and $3.2 million in the three- and six-month periods ended December 31, 2006 compared to $2.1 million and $4.3 million in the same periods of the prior fiscal year, respectively. The decrease in the three-month period resulted primarily from a $413,000 reduction in product material costs, related to lower sales this quarter as well as our success in reducing certain product component costs and the implementation of more cost-effective designs of some of our key products. The decrease in the six-month period resulted primarily from $564,000 in reduced material costs and a $156,000 decrease in tooling, supplies, and temporary labor, a result of implemented cost-efficiencies.

Cost of Services Revenue

	Three Months			Three Months
	Ended			Ended
	December 31,	Decrease Compared to Prior Fiscal Year		December 31,
	2006	$	%	2005
	(In thousands, except for percentage data)

Cost of services revenue	$1,526	$(179)	(11)%	$1,705
As a percentage of total revenue	9%			10%

	Six Months			Six Months
	Ended			Ended
	December 31,	Decrease Compared to Prior Fiscal Year		December 31,
	2006	$	%	2005
	(In thousands, except for percentage data)

Cost of services revenue	$2,822	$(496)	(15)%	$3,318
As a percentage of total revenue	9%			10%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

Cost of services revenue for our DAS division was $1.2 million and $2.2 million in the three- and six-month periods ended December 31, 2006, compared to $1.0 million and $2.0 in the same period of the prior fiscal year, respectively. The change in both periods resulted from having an increased number of technical support engineers on staff.

Cost of services revenue for our MS division was $316,000 and $585,000 in the three- and six-month periods ended December 31, 2006, compared to $686,000 and $1.3 million in the same periods of the prior fiscal year, respectively. The decrease in both periods was a result of our prior year restructuring plans, pursuant to which the role of our MS support personnel changed from that of a post-sales support and implementation function into a technical sales function. Accordingly, the cost of these personnel is now included as a component of our selling and marketing expenses. Personnel and facility related costs included in cost of service revenue decreased $218,000 and $412,000 in the three- and six-month periods as a result.

Selling and Marketing

	Three Months	Increase		Three Months
	Ended	Compared to Prior		Ended
	December 31,	Fiscal Year		December 31,
	2006	$ %		2005
	(In thousands, except for percentage data)

Selling and marketing	$6,520	$653	11%	$5,867
As a percentage of total revenue	37%			35%

	Six Months	Increase		Six Months
	Ended	Compared to Prior		Ended
	December 31,	Fiscal Year		December 31,
	2006	$ %		2005
	(In thousands, except for percentage data)

Selling and marketing	$11,815	$298	3%	$11,517
As a percentage of total revenue	36%			36%

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

Selling and marketing expenses related to our DAS division were approximately $5.2 million and $9.3 million in the three- and six-month periods ended December 31, 2006, compared to $4.3 million and $8.5 million in same periods of the prior fiscal year. The change in both periods was primarily a result of $669,000 and $830,000 of increased personnel costs, respectively, partially offset by reduced spending on marketing and promotion programs.

Selling and marketing expenses related to our MS division were $1.3 million and $2.5 million in the three- and six-month periods ended December 31, 2006, compared to $1.6 million and $3.0 million in same periods of the prior fiscal year. The decrease in both periods was primarily a result of our prior year restructuring actions, which reduced spending by $259,000 and $330,000, respectively, as a result from the elimination of several MS sales management positions, reduced travel expenses related to those positions and the redirection of relatively lower-cost resources from post-sale support and implementation roles into technical sales positions.

Research and Development

	Three Months			Three Months
	Ended			Ended
	December 31,	Increase Compared to Prior Fiscal Year		December 31,
	2006	$	%	2005
	(In thousands, except for percentage data)

Research and development	$2,510	$315	14%	$2,195
As a percentage of total revenue	14%			13%

	Six Months			Six Months
	Ended	Decrease Compared to		Ended
	December 31,	Prior Fiscal Year		December 31,
	2006	$ %		2005
	(In thousands, except for percentage data)

Research and development	$4,625	$(51)	(1)%	$4,676
As a percentage of total revenue	14%			15%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $31,000 and $370,000 were capitalized in three months ended December 31, 2006 and December 31, 2005, respectively, and research and development costs of $83,000 and $410,000 were capitalized in six months ended December 31, 2006 and December 31, 2005, respectively. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

Research and development expenses related to our DAS division were $1.9 million and $3.7 million in the three- and six-month periods ended December 31, 2006, compared to $1.6 million and $3.5 million in the same periods of the prior fiscal year. The change in both periods primarily resulted from increases in personnel and facility-related expenses of $473,000 and $354,000, respectively, as a result of greater capitalization of personnel costs in the same periods of the prior fiscal year.

Research and development expenses related to our MS division were $567,000 and $940,000 in the three- and six-month periods ended December 31, 2006, compared to $641,000 and $1.2 million in the same periods of the prior fiscal year. The decrease in both periods primarily resulted from our prior year restructuring actions and normal attrition, which led to a reduction in the number of personnel and the related costs when compared to the prior year.

General and Administrative

	Three Months			Three Months
	Ended			Ended
	December 31,	Decrease Compared to Prior Fiscal Year		December 31,
	2006	$	%	2005
	(In thousands, except for percentage data)

General and administrative	$3,492	$(2)	—%	$3,494
As a percentage of total revenue	20%			21%

	Six Months			Six Months
	Ended			Ended
	December 30,	Increase Compared to Prior Fiscal Year		December 30,
	2006	$	%	2005
	(In thousands, except for percentage data)

General and administrative	$7,306	$228	3%	$7,078
As a percentage of total revenue	22%			22%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

General and administrative expenses related to our DAS division were $3.3 million in the three-month period ended December 31, 2006, compared to $3.3 million in the same period of the prior fiscal year. This increase included costs incurred in the implementation of an enterprise resource planning system and personnel and facility related costs, especially in our information technology department. The costs were offset primarily by decreased audit and related internal control assessment expenses.

General and administrative expenses related to our DAS division were $7.0 million in the six-month period ended December 31, 2006, compared to $6.7 million in the same period of the prior fiscal year. This increase included costs incurred as part of our information technology upgrades and increased personnel and facility related costs, legal fees and audit fees. The costs were offset by decreases in costs related to management’s assessment of the Company’s internal control environment and a lower share-based compensation charge relative to same period last year.

General and administrative expenses related to our MS division were $160,000 and $319,000 in the three- and six-month periods ended December 31, 2006, compared to $198,000 and $405,000 in the same periods of the prior fiscal year. The decrease in both periods primarily resulted from reduced personnel costs partially offset by increased audit and legal fees relative to the same period last year.

Restructuring Charges

In October 2005, we enacted a corporate restructuring plan to reduce costs and consolidate operations. The plan included the involuntary termination of seven employees from various departments and the termination of an operating lease. As a result of these actions, we recorded charges of $1.4 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All such items were recorded as “Restructuring Charges” in our unaudited condensed consolidated statement of operations. All activities under the plan have been completed.

Amortization of Acquired Intangible Assets

	Three Months			Three Months
	Ended			Ended
	December 31,	Decrease Compared to Prior Fiscal Year		December 31,
	2006	$	%	2005
	(In thousands, except for percentage data)

Amortization of acquired intangible assets	$42	$(7)	(14)%	$49
As a percentage of total revenue	—%			—%

	Six Months			Six Months
	Ended			Ended
	December 31,	Decrease Compared to Prior Fiscal Year		December 31,
	2006	$	%	2005
	(In thousands, except for percentage data)

Amortization of acquired intangible assets	$86	$(12)	(12)%	$98
As a percentage of total revenue	—%			—%

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

Our interest income, net, was $784,000 and $1.6 million in the three- and six-month periods ended December 31, 2006 compared to $631,000 and $1.2 million in same periods of the prior fiscal year. The increase in interest income in both periods is due to higher levels of cash on-hand invested at higher interest rates than those existing during the three and six months ended December 31, 2005.

Other Income, Net

Other income (loss), net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded, especially in the United States, Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

Our other income was $17,000 and $20,000 in the three- and six-month periods ended December 31, 2006 compared to $53,000 and $34,000 in the same periods of the prior fiscal year. The changes were not significant.

Income Taxes

We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes. For the three- and six-month periods ended December 31, 2006, we recorded tax provisions of $643,000 and $485,000, respectively, on income before tax of $2.4 million and $3.9 million, respectively, resulting in a effective income tax rates of 27% and 12%, respectively. For the three months ended December 31, 2006, the difference between the effective rate of 27% and the U.S. federal statutory rate of 34% was due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the six months ended December 31, 2006, the difference between the effective tax rate of 12% and the U.S. federal statutory rate of 34% was due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of the Company’s tax liabilities related to certain tax positions of one of the

Company’s foreign subsidiaries and also taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

For the three- and six-month periods ended December 31, 2005, our income tax rate was 125% for each period. The difference between that effective tax rate and the U.S. federal statutory income tax rate of 34% was due primarily to operating losses incurred in certain jurisdictions that could not be benefited, partially offset by the benefit of lower income tax rates in other jurisdictions. The rate for the six months ended December 31, 2005 also reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties.

We currently estimate that our income tax rate in each of the remaining quarters of fiscal 2007 will be approximately 25%, and that this will result in the estimated effective income tax rate of approximately 20% for the full fiscal year. This estimated annual rate does not take into account any discrete items, other than the items described above, and is subject to change.

We have established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At December 31, 2006, we had total deferred tax assets of $48,000, net of a tax asset valuation allowance of $2.6 million and deferred tax liabilities of $803,000. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

In the first quarter of fiscal 2005, one of the our Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties of $471,000 and interest of $2.6 million, is approximately $6.0 million (A$7.6 million). The $6.0 million represents the our maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in our results of operations.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid $3.0 million (A$3.9 million ), 50% of the assessed liabilities, including taxes and interest to the ATO, which included payments of $235,000 for tax penalties and $1.2 million for interest. All payments to date have been recorded as current assets, as we expect that these matters will be resolved in a period of not more than twelve months. The Company may continue to make cash payments with respect to these matters during fiscal 2007. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for any of the assessed tax years needs to be paid pending the resolution of the dispute.

We believe that the positions on our tax returns have merit. We have taken steps to preserve our rights through the ATO’s objection process and believes that our position will ultimately be sustained. Accordingly, we have not recorded any liabilities or tax expense in our consolidated financial statements related to these matters.

In the event, that such audit is resolved in a manner unfavorable to Moldflow or in the event that we are required to record a liability related to these matters in our consolidated balance sheet or make further cash payments, there would likely be a material adverse impact on both our results on our of operations and our effective tax rate for the fiscal period.

Liquidity and Capital Resources

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
	(In thousands)

Net cash provided by operating (used in) activities	$1,379	$(536)
Net cash (used in) provided by in investing activities	(4,347)	1,945
Net cash (used in) provided by financing activities	(910)	1,357
Effect of exchange rate changes on cash and cash equivalents	370	(457)

Net (decrease) increase in cash and cash equivalents	(3,508)	2,309
Cash and cash equivalents, beginning of period	52,111	48,910

Cash and cash equivalents, end of period	$48,603	$51,219

Marketable securities, end of period	$12,052	$8,212

Cash, cash equivalents and marketable securities, end of period	$60,655	$59,431

Historically, we have financed our operations and met our capital expenditure requirements primarily through funds generated from operations and borrowings from lending institutions. As of December 31, 2006, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $48.6 million, our marketable securities balance of $12.1 million and our credit facilities. In February 2007, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at December 31, 2006. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At December 31, 2006, we had employed $819,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.2 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of December 31, 2006, we had no outstanding debt.

At December 31, 2006, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 31, 2006, we were in compliance with this internal policy.

Net cash provided by operating activities in the six month period ended December 31, 2006, was $1.4 million, which compared to a $536,000 net consumption of cash in the same period of the prior year. In the first six months of fiscal 2007, cash of $5.6 million was provided by our net income adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense, and was partially offset by the consumption of cash due to a $456,000 increase in accounts receivables, a $930,000 decrease in accounts payable and a $295,000 decrease in accrued expenses and other liabilities. In addition, our deferred revenue decreased by $2.5 million as a result of the timing of renewals of maintenance contracts in Europe and Japan.

In the first six months of fiscal 2006, cash of $2.1 million was provided by our net loss adjusted for certain non-cash charges and expenses, such as depreciation and amortization. In addition, cash was provided by a $1.4 million decrease in accounts receivable and a $1.5 million increase in accrued expense. All such items were offset by cash consumed by a $1.6 million increase in inventories, prepaid expenses and other current assets, which included the impact of our payment of a portion of the assessment received from the Australian tax authority. Also, payments of accounts payable consumed $2.0 million of cash and an additional $2.0 million of cash was consumed by a decrease in deferred revenue, which was the result of the timing of renewals of maintenance contracts in Europe and Japan.

Net cash used by investing activities was $4.3 million in the first six months of fiscal 2007 and net cash provided by investing activities was $1.9 million in the same period of the previous year. In the first six months of fiscal 2007, sales and maturities of marketable securities provided $10.6 million of cash, which was offset by $14.2 million in purchases of marketable securities, $655,000 in purchases of fixed assets and $83,000 of capitalized software development costs. In the first half of fiscal 2006, sales and maturities of marketable securities provided $10.3 million of cash, which was partially offset by purchases of marketable securities, fixed assets and the capitalization of software development costs which, in total, consumed $8.4 million of cash.

Financing activities consumed $910,000 of cash in the first six months of fiscal 2007, a result of our repurchase of 154,500 shares of common stock for $1.9 million, offset by $1.0 million of cash received from the exercise of stock options. Financing activities generated $1.4 million of cash in the first six months of fiscal 2006, a result of proceeds received from the exercise of stock options.

On May 17, 2006, our Board of Directors authorized the repurchase of up to 600,000 shares under a stock repurchase plan. During the first six months of fiscal year 2007, the Company acquired 154,500 shares for $1.9 million, an average purchase price of $12.35 per share. The total amount of shares the Company has repurchased to date is 350,600 shares for $4.5 million, at an average purchase price of $12.80 per share. All of these shares remained in treasury as of December 31, 2006.

We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements for fiscal 2007 are expected to be approximately $2.3 million of which, $738,000 has been expended on purchases of fixed assets and capitalized software development costs as of December 31, 2006. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us on July 1, 2007 and will be adopted on that date. We are currently assessing the impact that adoption of FIN No. 48 will have on our financial position or results of operations.

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

Foreign Exchange and Interest Rate Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At December 31, 2006, we had $9.1 million of cash and cash equivalents invested in foreign currency denominated accounts.

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At December 31, 2006, the fair value and principal amounts of our marketable securities portfolio amounted to $12.1 million, with a yield-to-maturity of 5.35%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

The Company has a stock repurchase plan in place that allows it to purchase shares of its common stock on the open market or otherwise, from time to time, as conditions warrant. A summary of the Company’s repurchase activity for the second quarter of fiscal 2007 is as follows.

				Maximum Number of
			Total Number of Shares	Shares that May
	Total Number	Average	Purchased as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs(1)

October 1 - October 31, 2006	—	—	—	289,400
November 1 - November 30, 2006	40,000	$13.00	40,000	249,400
December 1 - December 31, 2006	—	—	—	249,400

	40,000		40,000

(1)	On May 17, 2006, the Board of Directors authorized a revised share repurchase plan allowing the repurchase of up to 600,000 shares of common stock. The shares may be purchased either through the open market or privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. The share repurchase plan continues indefinitely from the authorization date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

On November 17, 2006, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect two Class I Directors for three-year terms. The results of the stockholder vote were as follows:

Name of Director	For	Withheld

A. Roland Thomas	10,038,278	476,670
Robert P. Schechter	7,737,056	2,777,892

No other persons were nominated or received votes for election as a director of the Company at the 2006 Annual Meeting. The other directors of the Company whose terms continued after the 2006 Annual Meeting were Robert J. Lepofsky, Roger E. Brooks and Frank W. Haydu III.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
No.

10.1	Loan Modification Agreement dated as of February 2, 2007 between Moldflow Corporation and Silicon Valley Bank. (Previously filed as an exhibit to the Company’s current report on Form 8-K filed on February 6, 2007 and incorporated by reference thereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: February 6, 2007