Form 10-Q
period 2007-03-31
MOLDFLOW CORP
filed 2007-05-10
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
May 7,
Class	2007

Common Stock, $0.01 par value per share	11,450,054

MOLDFLOW CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2007	2006
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$54,143	$51,901
Marketable securities	11,092	8,443
Accounts receivable, net	12,769	9,278
Prepaid expenses	6,543	6,475
Other current assets	3,040	2,987
Current portion of assets held for sale (Note 2)	5,617	5,588

Total current assets	93,204	84,672
Fixed assets, net	3,005	2,768
Goodwill	6,465	6,465
Other assets	1,888	1,870
Assets held for sale, net of current portion (Note 2)	3,826	14,418

Total assets	$108,388	$110,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$1,143
Accrued expenses	11,065	9,371
Deferred revenue	13,192	11,603
Current portion of liabilities held for sale (Note 2)	1,990	1,947

Total current liabilities	26,863	24,064
Deferred revenue	1,556	1,325
Other long-term liabilities	307	394
Liabilities held for sale, net of current portion (Note 2)	453	453

Total liabilities	29,179	26,236

Contingencies, commitments and guarantor arrangements (Note 12)
Stockholders’ equity:
Common stock	118	114
Treasury stock, at cost	(8,018)	(2,579)
Additional paid-in capital	79,436	75,335
Retained earnings	1,936	6,296
Accumulated other comprehensive income	5,737	4,791

Total stockholders’ equity	79,209	83,957

Total liabilities and stockholders’ equity	$108,388	$110,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Revenue:
Product	$8,034	$5,649	$20,324	$17,733
Services	6,654	5,993	19,984	17,937

Total revenue	14,688	11,642	40,308	35,670

Costs and operating expenses:
Cost of product revenue	367	406	1,094	1,104
Cost of services revenue	1,122	1,116	3,360	3,145
Research and development	1,891	1,920	5,576	5,421
Selling and marketing	5,139	4,099	14,432	12,569
General and administrative	3,481	2,475	10,468	9,148
Restructuring charges	—	—	—	1,247

Total costs and operating expenses	12,000	10,016	34,930	32,634

Income from continuing operations	2,688	1,626	5,378	3,036
Interest income, net	788	663	2,357	1,856
Other income (loss), net	(5)	62	15	96

Income from continuing operations before income taxes	3,471	2,351	7,750	4,988
Provision for income taxes	638	334	1,112	1,024

Net income from continuing operations	$2,833	$2,017	$6,638	$3,964
Net loss from discontinued operations, net of income taxes (Note 2)	(10,651)	(497)	(10,998)	(2,523)

Net income (loss)	$(7,818)	$1,520	$(4,360)	$1,441

Basic net income per common share from continuing operations	$0.25	$0.18	$0.59	$0.36
Basic net loss per common share from discontinued operations	$(0.95)	$(0.04)	$(0.98)	$(0.23)
Basic net income (loss) per common share	$(0.70)	$0.14	$(0.39)	$0.13

Diluted net income per common share from continuing operations	$0.24	$0.17	$0.57	$0.33
Diluted net loss per common share from discontinued operations	$(0.91)	$(0.04)	$(0.94)	$(0.21)
Diluted net income (loss) per common share	$(0.67)	$0.13	$(0.37)	$0.12

Shares used in computing net income per common share:
Basic	11,219	11,139	11,181	11,076
Diluted	11,739	11,817	11,668	11,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	March 31,	March 31,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income from continuing operations	$6,638	$3,964
Net loss from discontinued operations	(10,998)	(2,523)

Net income (loss)	$(4,360)	$1,441
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of fixed assets	836	863
Amortization of other intangible assets	618	417
Provisions for doubtful accounts	115	36
Share-based compensation	1,232	1,491
Change in deferred income taxes due to share-based compensation	—	(96)
Foreign exchange gains	(6)	(115)
Excess tax benefits from shared-based compensation	(374)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,410)	(1,525)
Prepaid expenses, and other current assets	302	(1,232)
Other assets	(219)	34
Accounts payable	(550)	(1,566)
Accrued expenses and other liabilities	1,340	(9)
Deferred revenue	1,749	1,270

Net cash provided by operating activities of continuing operations	8,271	3,532
Net cash provided by (used in) operating activities of discontinued operations	21	(2,074)

Net cash provided by operating activities	8,292	1,458
Cash flows from investing activities:
Purchases of fixed assets	(918)	(913)
Capitalization of software development costs	(340)	(410)
Purchases of marketable securities	(19,267)	(11,150)
Sales and maturities of marketable securities	16,618	15,711

Net cash (used in) provided by investing activities of continuing operations	(3,907)	3,238
Net cash used in investing activities of discontinued operations	(32)	(102)

Net cash (used in) provided by investing activities	(3,939)	3,136

Cash flows from financing activities:
Proceeds from issuance of common stock	2,711	1,964
Tax benefit related to exercised stock options	—	30
Purchase of treasury stock	(5,440)	—
Excess tax benefits from share-based compensation	374	—

Net cash (used in) provided by financing activities	(2,355)	1,994
Effect of exchange rate changes on cash and cash equivalents	306	(921)

Net increase in cash and cash equivalents	2,304	5,667
Cash and cash equivalents, beginning of period	52,111	48,910

Cash and cash equivalents, end of period	$54,415	$54,577

Cash and cash equivalents of continuing operations, end of period	$54,143	$54,377
Cash and cash equivalents of discontinued operations, end of period	$272	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Business

Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software solutions for the design and engineering of injection-molded plastic parts and, as such, revenues are derived primarily from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia. The Company’s fiscal year end is June 30.

The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K. The June 30, 2006 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The results of operations for the three- and nine-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Prior year amounts disclosed in the unaudited financial statements have been reclassified to conform with the financial statement presentation included in this Form 10-Q, which includes the classification of the Company’s Manufacturing Solutions division as a discontinued operation (See Note 2).

2.	Discontinued Operations

During the month of March 2007, the Company evaluated the operations of the Manufacturing Solutions (“MS”) division based on the expected results of operations for the three and nine months ended March 31, 2007 and in light of the Company’s overall strategy. During such review, the Company also evaluated estimates of fair value for the MS division that were expressed by third parties. Consistent with this evaluation, the Company committed to a plan to divest the MS division in order to allow the Company to focus on its core competencies related to its software focused Design Analysis Solutions (“DAS”) business division. Management anticipates that the divestiture will occur within the next twelve months. Accordingly, as of March 31, 2007, this division qualifies for accounting as a discontinued operation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the Company has reported the results of operations and consolidated financial position of this division as discontinued operations within the unaudited consolidated financial statements for all periods presented. Unless otherwise noted, the accompanying notes also exclude financial data related to the Company’s discontinued operations.

In conjunction with its commitment to divest the division, the Company tested the recoverability of the carrying value of the MS division by comparing it to the division’s estimated fair value, concluding that $10.2 million of the MS division’s goodwill was impaired. For the purposes of this test, the estimated fair value was based upon indications of fair value of the MS division expressed by third parties, and the resulting impairment charge was recorded in the net loss from discontinued operations in the Company’s unaudited condensed consolidated statement of operations. The Company anticipates that the impairment charge will not result in any future cash expenditures.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of operations and the assets and liabilities included as discontinued operations in the condensed consolidated balance sheet.

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
		(In thousands)

Manufacturing Solutions division
Revenue:
Product	$2,801	$3,854	$8,918	$10,586
Services	518	761	1,747	2,175

Total revenue	$3,319	$4,615	$10,665	$12,761

Loss from discontinued operations before income taxes	$(10,637)	$(659)	$(10,973)	$(2,981)
Provision for (benefit from) income taxes	14	(162)	25	(458)

Net loss from discontinued operations, net of taxes	$(10,651)	$(497)	$(10,998)	$(2,523)

	March 31,	June 30,
	2007	2006
	(In thousands)

Assets Held-For-Sale:
Current portion of assets held-for-sale:
Cash and cash equivalents	$272	$210
Accounts receivable, net	3,167	3,495
Inventories	1,805	1,739
Other current assets	373	144

Total current portion of assets held-for-sale	$5,617	$5,588

Assets held-for-sale, net of current portion:
Fixed assets, net	$339	$360
Acquired intangible assets, net	974	1,215
Goodwill	2,027	12,189
Other assets	486	654

Total assets held-for-sale, net of current portion	$3,826	$14,418

Liabilities Held-For-Sale:
Current portion of liabilities held-for-sale:
Accounts payable	$488	$906
Accrued expenses	1,190	903
Deferred revenue	312	138

Total current portion of liabilities held-for-sale	$1,990	$1,947

Other long-term liabilities, net of current portion	$453	$453

3.	Stock Plans and Share-Based Compensation

Share-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee and director services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated fair value of the award, and is recognized as an expense over the requisite service period, which generally is the vesting period of the equity grant.

The following table presents share-based compensation expenses included in the Company’s unaudited condensed consolidated statement of income:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In thousands)

Cost of product revenue	$1	$2	$4	$9
Cost of services revenue	10	21	30	73
Research and development	96	89	268	261
Selling and marketing	82	78	224	241
General and administrative	239	253	706	907

Share-based compensation expense before related tax effects	428	443	1,232	1,491
Income tax benefit	—	(115)	(67)	(189)

Net share-based compensation expense	$428	$328	$1,165	$1,302

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Pre-vesting forfeiture rates for purposes of determining share-based compensation expense for stock options, restricted stock and restricted stock units for the nine-month periods ended March 31, 2007 and March 31, 2006 were estimated to be 8.6% and 3.0%, respectively. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three- and nine-month periods ended March 31, 2007 and March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant for both the Company’s continuing and discontinued operations was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007(4)	2006	2007	2006

Dividend yield	n/a	0%	0%	0%
Expected volatility factor(1)	n/a	40.9%	41.1%	43.3%-49.2%
Risk-free interest rate(2)	n/a	4.6%	4.9%	3.9%-4.3%
Expected term (in years)(3)	n/a	3.5	3.5-5.0	3.5-5.8

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. The Company has elected to use the simplified method for estimating the expected term for its stock options, which qualify as “plain-vanilla” options.

(4)	No option grants occurred during the three months ended March 31, 2007.

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

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 3,714,843 shares of common stock by officers, employees, consultants and directors of the Company. The number of shares issuable under the 2000 Plan is also increased as of each June 30 and December 31 by a number of shares equal to 20% of the shares issued by the Company during such six-month period. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of March 31, 2007, there were 1,056,375 shares available for future grant under the 2000 Plan.

The following sections, Stock Options, Restricted Stock, and Restricted Stock Units, summarize activity under the Company’s stock plans for both its continuing and discontinued operations.

Stock Options:

A summary of the Company’s stock option activity follows:

	Nine Months Ended
	March 31, 2007		March 31, 2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,086,551	$10.85	2,487,267	$10.22
Granted	239,207	12.03	183,029	15.07
Exercised	(439,789)	6.34	(318,026)	6.92
Canceled	(264,692)	13.31	(77,630)	14.84

Outstanding at end of period	1,621,277	$11.82	2,274,640	$10.92

Options exercisable at end of period	1,231,227	$11.51	1,778,980	10.39
Weighted average fair value of options granted in the period		$5.18		$6.00

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding stock options as of March 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$0.36-$5.00	266,603	0.4 years	$4.62	266,603	$4.62
$5.01-$10.00	297,839	1.8 years	9.08	296,839	9.07
$10.01-$15.00	593,991	5.0 years	11.87	287,710	11.66
$15.01-$20.00	385,244	2.2 years	16.64	302,475	16.96
$20.01-$25.00	61,500	1.6 years	21.78	61,500	21.78
$25.01-$30.00	16,100	1.8 years	26.24	16,100	26.24

	1,621,277	2.8 years	$11.82	1,231,227	$11.51

The intrinsic value of options exercised in the nine-month period ended March 31, 2007 was $3.1 million, and the intrinsic value of options that vested during the period was $2.4 million. The total compensation cost from continuing operations not yet recognized as of March 31, 2007 related to non-vested stock option awards was $1.2 million, which will be recognized over a weighted-average period of 1.4 years. The weighted average remaining contractual life for options exercisable at March 31, 2007 was 1.9 years.

Restricted Stock:

The following table summarizes restricted stock award activity under the 2000 Plan during the periods presented:

	Nine Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	81,744	$15.39	—	$—
Granted	126,069	12.05	94,733	15.39
Vested	(27,256)	15.39	—	—

Nonvested at end of period	180,557	$13.06	94,733	$15.39

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $208,000 and $99,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $528,000 and $203,000 for the nine month periods ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, the total compensation cost from continuing operations not yet recognized related to non-vested restricted stock awards was $1.5 million, which will be recognized over a weighted-average period of 2.0 years.

For United States employees, vested restricted stock awards were net-share settled such that the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 6,641 for the nine-month period ended March 31, 2007 was based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $80,000. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Restricted Stock Units:

During the nine months ended March 31, 2007, the Company issued 24,620 restricted stock units to non-employee directors of the Company at no cost to the recipients. The Company did not issue any restricted units in third quarter of fiscal 2007. Each restricted stock unit vests annually over a three-year period. Vesting of the restricted stock units automatically accelerates upon a change of control of the Company. Vested restricted stock units are paid out in common stock upon the earlier of a termination of services by the recipient or a change of control of the Company. Restricted stock units do not have voting rights until such time as the restricted stock units are paid out in shares. These post-vesting restrictions were reflected in the discount rate and thus considered in the determination of the fair value of the restricted stock units. Two approaches were considered in estimating the discount rate: empirical studies related to transactions involving restricted shares and the level of discount implied by the Black-Scholes valuation model. The fair value of the restricted stock unit was determined to be $8.81 at date of grant, approximately 30% less than the intrinsic value of $12.59. The fair value of the restricted stock units is expensed ratably over the vesting period. Related to its continuing operations, the Company recorded share-based compensation expense related to restricted stock units of $16,000 for the three months ended March 31, 2007. As of March 31, 2007, the total compensation cost not yet recognized related to non-vested restricted stock units was $160,000, which will be recognized as an expense to continuing operations over a weighted-average period of 2.8 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Net Income (Loss) Per Common Share

The following table presents the calculation for both basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net income from continuing operations	$2,833	$2,017	$6,638	$3,964
Net loss from discontinued operations net of tax	(10,651)	(497)	(10,998)	(2,523)

Net income (loss)	$(7,818)	$1,520	$(4,360)	$1,441

Weighted average shares used in computing net income per common share — basic	11,219	11,139	11,181	11,076
Effect of dilutive securities:
Stock options and unvested restricted stock	520	678	487	740

Weighted average shares used in computing net income per common share — diluted	11,739	11,817	11,668	11,816

Basic net income per common share from continuing operations	$0.25	$0.18	$0.59	$0.36
Basic net loss per common share from discontinued operations	$(0.95)	$(0.04)	$(0.98)	$(0.23)
Basic net income (loss) per common share	$(0.70)	$0.14	$(0.39)	$0.13

Diluted net income per common share from continuing operations	$0.24	$0.17	$0.57	$0.33
Diluted net loss per common share from discontinued operations	$(0.91)	$(0.04)	$(0.94)	$(0.21)
Diluted net income (loss) per common share	$(0.67)	$0.13	$(0.37)	$0.12

Weighted average common stock equivalents related to stock options of 530,844 and 557,511 shares were outstanding for the three- and nine-month periods ended March 31, 2007, respectively, but were not included in the calculation of diluted net income per share from continuing operations as their inclusion would be anti-dilutive.

Weighted average common stock equivalents related to stock options of 586,000 and 479,000 shares were outstanding for the three- and nine-month periods ended March 31, 2006, respectively, but were not included in the calculation of diluted net income per share from continuing operations as their inclusion would be anti-dilutive.

Under the provisions of SFAS 128, “Earnings per Share,” when there is income from continuing operations and an overall net loss, the Company computes diluted net loss per common share from discontinued operations and diluted net income (loss) per common share using the same number of potentially dilutive securities applied in computing diluted net income per common share from continuing operations, even though this would result in an anti-dilutive effect.

5.	Derivative Financial Instruments and Hedging Activities

The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates.

As of March 31, 2007, hedging instruments with notional amounts of $2.7 million, $1.9 million and $1.5 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $171,000 and was recorded as a component of

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other current assets. Net unrealized gains on these instruments at March 31, 2007 of $42,000 were included in accumulated other comprehensive income. During the three- and nine-month periods ended March 31, 2007, gains of $58,000 and $106,000, respectively, were recorded as components of other income on the effective portion of options that were settled. As of March 31, 2007, there was no gain or loss recognized on the ineffective portion of these options.

As of March 31, 2006, hedging instruments with notional amounts of $1.1 million, $1.6 million and $1.0 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was recorded as a component of other current assets or other current liabilities depending on their valuation. Net unrealized gains of $35,000 on these instruments were included in accumulated other comprehensive income. During the three- and nine- month periods ended March 31, 2006, a net charge of $79,000 and $155,000, respectively, related to premiums paid for new instruments were recorded as a component of other income and expense.

The Company held no derivatives during the nine-month period ended March 31, 2007 or March 31, 2006 for non-hedging purposes.

6.	Acquired Intangible Assets

Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology, customer order backlog and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, were subject to amortization over their estimated useful lives, and, as of March 31, 2007, were fully amortized.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducted its annual goodwill impairment test for fiscal 2007 as of the end of its third fiscal quarter, concluding that there was no indication of impairment of the goodwill associated with the Company’s continuing operations. The total carrying value of goodwill of the Company’s continuing operations at both March 31, 2007 and June 30, 2006 was $6.5 million.

In conjunction with its commitment to divest the MS division, during the preparation and review of this Quarterly Report on Form 10-Q, the Company tested the recoverability of the carrying value of the MS division by comparing it to the division’s estimated fair value, concluding that $10.2 million of the MS division’s goodwill was impaired. For the purposes of this test, the estimated fair value was based upon initial non-binding indications of potential selling prices of the MS division, and the resulting impairment charge was recorded in the net loss from discontinued operations in the Company’s unaudited condensed consolidated statement of operations (See Note 2).

7.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $257,000 were capitalized in three months ended March 31, 2007. No such costs were capitalized in the three months ended March 31, 2006. Eligible development costs of $340,000 and $410,000 were capitalized in the nine-month periods ended March 31, 2007 and March 31, 2006, respectively. All such costs have been included in other non-current assets in the Company’s unaudited condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of capitalized software development costs follows:

	March 31,	June 30,
	2007	2006
	(In thousands)

Gross carrying amount	$2,516	$2,176
Less — accumulated amortization	(1,670)	(1,279)

Net carrying amount	$846	$897

8.	Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss) and other comprehensive income and loss. Other comprehensive income and loss includes certain changes in equity that are excluded from net income (loss), such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In thousands)

Net income (loss)	$(7,818)	$1,520	$(4,360)	$1,441
Other comprehensive income (loss):
Increase in fair value of marketable securities, net of related tax effects	—	7	3	27
Increase (decrease) in value of financial instruments designated as hedges, net of related tax effects	(42)	(10)	67	58
Foreign currency translation adjustment	224	(506)	876	(1,043)

Other comprehensive income (loss)	182	(509)	946	(958)

Comprehensive income (loss)	$(7,636)	$1,011	$(3,414)	$483

9.	Restructuring Plans

October 2005 Plan

In October 2005, the Company initiated a corporate restructuring plan (the “October 2005 plan”) to reduce its operating costs, which included the involuntary termination of certain employees within various departments of the Company’s continuing operations. As a result of the October 2005 plan, the Company recorded a restructuring charge of $1.2 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All activities under the October 2005 plan were completed before June 30, 2006.

10.	Segment Information

Segment Information

The Company is focused on providing solutions that optimize discrete product development and manufacturing operations for companies in industries that work with complex processes, with a particular focus on companies working with injection-molded plastics. Prior to March 2007, the Company was organized into two separate divisions, the Design Analysis Solutions (“DAS”) division and the Manufacturing Solutions (“MS”)

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

division. In March 2007, the Company committed to a plan to divest its Manufacturing Solutions division. Accordingly, the results of operations, financial position and cash flows of the MS division are classified as discontinued operations and separately reported for all periods presented in these unaudited financial statements. The Company now operates a single reportable segment, as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Prior to the Company’s decision to divest its MS division, the Company changed the approach by which it uses financial data to make operating decisions. Under this new approach, all costs and operating expenses directly related to the MS division were included in that reporting segment’s operating results, including such items as marketing programs, research and development expenses and general and administrative costs. To enhance the comparability with prior periods, the prior year financial information was reclassified to reflect this change in management approach. Certain previously unallocated expenses were not fully tracked by division in prior fiscal years. Therefore, the basis of allocation applied to previous fiscal periods includes significant estimation and may differ from that employed in the current fiscal year. All remaining previously unallocated costs and expenses, including most general and administrative costs associated with being a publicly-traded company, are now reflected in the operating results of the DAS division, which now represents the continuing operations of the Company.

The Company had no customers from which it derived more than 10% of the total revenue for the fiscal periods presented.

11.	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining the provision for income taxes. For the three- and nine-month periods ended March 31, 2007, the Company recorded tax provisions of $638,000 and $1.1 million, respectively, on income from continuing operations before tax of $3.5 million and $7.8 million, respectively, resulting in effective income tax rates of 18% and 14%, respectively. For the three months ended March 31, 2007, the difference between the effective tax rate of 18% and the U.S. federal statutory income tax rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the nine months ended March 31, 2007, the difference between the effective tax rate of 14% and the U.S. federal statutory income tax rate of 34% was primarily due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of the Company’s tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

For the three and nine months ended March 31, 2006, the Company recorded tax provisions of $334,000 and $1.0 million, respectively. The tax provision for the nine months ended March 31, 2006 reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in the Company’s tax liabilities upon the resolution of certain tax position uncertainties.

The Company has established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At March 31, 2007, the Company had total deferred tax assets of $49,000, which is net of a tax asset valuation allowance of $2.6 million and deferred tax liabilities of $805,000. Realization of the net deferred tax assets is dependent on the Company’s ability to generate future taxable income in the related tax jurisdictions. Management believes that sufficient taxable income will be earned in the future to realize these assets.

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties of $484,000 and interest of $2.7 million, is approximately $6.2 million (A$7.7 million). The $6.2 million represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

might serve to mitigate the net expense that would be reflected in the Company’s results of operations. In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company has paid $3.1 million (A$3.9 million), 50% of the assessed liabilities, including taxes and interest, to the ATO, which included payments of $242,000 for tax penalties and $1.3 million for interest. All payments made to the ATO have been recorded as current assets on the Company’s condensed consolidated balance sheet, as the Company expects that these matters will be resolved in a period of not more than twelve months. The Company may continue to make cash payments with respect to these matters during the remainder of fiscal 2007. The ATO has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for any of the assessed tax years needs to be paid pending the resolution of the dispute.

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

12.	Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees (“Agreements”) under which it may be required to make payments in certain circumstances. These Agreements include performance under credit facilities of the Company’s subsidiaries and indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as a director or officer of the Company or its subsidiary companies. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these Agreements is minimal. Accordingly, no liabilities have been recorded for these Agreements as of March 31, 2007.

The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days from the date of shipment or any longer period that may be required by local law. The Company has not incurred material costs to settle claims related to these warranties. Accordingly, no liabilities have been recorded as of March 31, 2007.

13.	Treasury Stock

On May 17, 2006, the Board of Directors authorized a share repurchase plan allowing the repurchase of up to 600,000 shares of common stock. The following table summarizes the Company’s repurchase activity pursuant to the plan.

	Total Number of
	Shares	Total Cost of	Average Purchase
	Repurchased	Repurchase	Price per Share
	(In thousands, except share and per share data)

As of June 30, 2006	196,100	$2,579	$13.15
Three months ended September 30, 2006	114,500	$1,387	$12.12
Three months ended December 31, 2006	40,000	$520	$13.00
Three months ended March 31, 2007	249,400	$3,532	$14.16

As of March 31, 2007	600,000	$8,018	$13.36

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption of SFAS No. 159 is allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on its financial position.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company on July 1, 2007 and will be adopted on that date. The Company is currently assessing the impact that the adoption of FIN No. 48 will have on its financial position and its results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company will initially apply the provisions of SAB No. 108 using the transition method in connection with the preparation of our annual financial statements for our fiscal year ending June 30, 2007. The Company is currently assessing the impact that the adoption of SAB No. 108 might have on its financial position and its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption of SFAS No. 157 and the impact that adoption might have on its financial position and its results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, we discuss our Results of Continuing Operations for the three- and nine-month periods ended March 31, 2007 compared to the three- and nine-month periods ended March 31, 2006. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this report include, but are not limited to, statements concerning growth opportunities for our business, taxes, working capital and capital expenditure requirements, inflation, international operations, share-based compensation expenses, the potential divestiture of our Manufacturing Solutions division and any resulting impairment of long-lived assets. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information.

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

Corporate Strategy Overview

Our vision is to be the leading provider of software computer-aided engineering (“CAE”) solutions that optimize discrete product development for companies in industries that work with complex processes, with a particular focus on companies working with injection molded plastics. We help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold design process and manufacturing operations as well as improving efficiencies across their entire design-through-manufacture process.

We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software applications. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of twenty-nine years in serving the product design, engineering and manufacturing markets, we have become the leading provider of highly sophisticated predictive software applications for the plastics design, engineering and manufacturing communities. Our growth strategy is derived from these strengths. We continue to increase the business value of our products for our customers by improving the performance and functionality of existing products with each new release, and developing products addressing specific vertical market needs in each of our target market segments.

A key element of our growth strategy includes introducing new customers to our technology and educating them to the benefits of our software solutions. Another key element of our growth strategy includes expanding our geographic coverage. We believe that we must be present wherever our customers have a significant business presence. This includes the rapidly growing economies in China, India, Eastern Europe, South America and other developing regions, which present significant longer-term growth opportunities for our business. Our ability to conduct research and development at various locations throughout the world allows us to optimize product development and lower costs. International development, however, also involves significant costs and challenges, including whether we can adequately protect our intellectual property and derive significant revenue in areas where laws regarding intellectual property are not in place or not effectively enforced.

A significant element of our growth strategy is directed toward increasing customer loyalty and further developing opportunities to increase usage of our technology within our large installed customer base. We deliver product releases on a regular basis, which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the Company to ensure that their needs are met.

Our uses of cash include capital expenditures to support our operations and product development, mergers and acquisitions, investments in growth initiatives, and repurchases of our outstanding common stock. We continue to evaluate merger and acquisition opportunities to the extent they support our strategy and growth objectives.

Our DAS software solutions serve the product and mold tooling design markets as part of the overall product development process. Our strategy is to provide powerful and sophisticated solutions that enable our customers to optimize the design of parts and molds in order to reduce the time to market, improve the reliability of the production process, improve part quality and lower the cost of manufacture for parts once in production. Our primary product offerings are our Moldflow Plastics Advisers (“MPA”) software for part and mold design optimization and our Moldflow Plastics Insight (“MPI”) software for in-depth simulation for part and mold design validation and optimization.

Discontinued Operations

During the month of March 2007, the Company evaluated the operations of the Manufacturing Solutions (“MS”) division based on the expected results of operations for the quarter and nine months ended March 31, 2007 and in light of the Company’s overall strategy. During such review, the Company also evaluated estimates of fair value for the MS division that were expressed by third parties. Consistent with this evaluation, the Company committed to a plan to divest the MS division in order to allow the Company to focus on its core competencies related to its software focused Design Analysis Solutions (“DAS”) business unit. We anticipate that the divestiture will occur within the next twelve months. Accordingly, as of March 31, 2007, this division qualifies for accounting as a discontinued operation as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, we have reported the results of operations and consolidated financial position of this division as discontinued operations within the unaudited consolidated financial statements for all periods presented. Unless otherwise noted, the notes accompanying our financial statements and MD&A also exclude financial data related to discontinued operations.

In conjunction with our commitment to divest the MS division, we tested the recoverability of the carrying value of the MS division by comparing it to the division’s estimated fair value, concluding that $10.2 million of the MS division’s goodwill was impaired. For the purposes of this test, the estimated fair value was based upon indications of fair value of the MS division expressed by third parties, and the resulting impairment charge was recorded in the net loss from discontinued operations in our unaudited condensed consolidated statement of operations. The Company anticipates that the impairment charge will not result in any future cash expenditures.

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

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Critical accounting policies for us include: Revenue Recognition, Asset Valuation Allowances, Acquisition Accounting, Impairment Accounting (including the accounting treatment of discontinued operations), Income Tax Accounting, Capitalization of Software Development Costs, Stock Option Accounting and Restructuring. Management has reviewed these policies and related disclosures with the Audit Committee of our Board of Directors. For a detailed explanation of the judgments included in our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended June 30, 2006.

Overview of Results of Continuing Operations for the Three Months and Nine Months Ended March 31, 2007:

	Three Months		Three Months
	Ended	As a	Ended	As a
	March 31,	% of	March 31,	% of
	2007	Revenue	2006	Revenue
	(In thousands, except for percentage data)

Revenue	$14,688	100%	$11,642	100%
Cost of revenue	1,489	10	1,522	13
Operating expenses	10,511	72	8,494	73

Income from continuing operations	$2,688	18%	$1,626	14%

	Nine Months		Nine Months
	Ended	As a	Ended	As a %
	March 31,	% of	March 31,	of
	2007	Revenue	2006	Revenue
	(In thousands, except for percentage data)

Revenue	$40,308	100%	$35,670	100%
Cost of revenue	4,454	11	4,249	12
Operating expenses	30,476	76	28,385	80

Income from continuing operations	$5,378	13%	$3,036	8%

•	Revenue growth from continuing operations of 26% and 13% in the three- and nine-month periods ended March 31, 2007, respectively, resulted in more significant growth in income from continuing operations reflecting savings realized as a result of our fiscal 2006 organizational restructuring.

•	Total share-based compensation costs of $428,000 for the three-month period ended March 31, 2007 compared to $443,000 in the same period of the previous year. Total share-based compensation costs of $1.2 million for the nine-month period ended March 31, 2007 compared to $1.5 million in the same period of the previous year.

•	Continuing operations generated $8.3 million of cash in the nine-month period ended March 31, 2007 compared to $3.5 million of cash generated by continuing operations in the nine-month period ended March 31, 2006.

•	Stock repurchase program returned 249,400 and 403,900 shares to treasury at a cost of $3.5 million and $5.4 million for the three- and nine-month periods ended March 31, 2007, respectively.

Results of Continuing Operations

The following table sets forth our statement of continuing operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Revenue:
Product	55%	49%	50%	50%
Services	45	51	50	50

Total revenue	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenue	2%	3%	3%	3%
Cost of services revenue	8	10	8	9
Research and development	13	17	14	15
Selling and marketing	35	35	36	36
General and administrative	24	21	26	26
Restructuring charges	—	—	—	3
Total costs and operating expenses	82	86	87	92

Income from continuing operations	18	14	13	8
Interest income, net	5	5	6	5
Other income, net	—	1	—	1

Income from continuing operations before income taxes	23	20	19	14
Provision for income taxes	4	3	3	3

Net income from continuing operations	19%	17%	16%	11%

Revenue

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(In thousands)

Revenue:
Product	$8,034	$5,649	$20,324	$17,733
Services	6,654	5,993	19,984	17,937

Total	$14,688	$11,642	$40,308	$35,670

Our product revenue primarily represents license fees for our packaged software application products. Typically, our customers pay an up-front, one-time fee for our products. The amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these royalty payments and shipping and handling fees related to delivery of our products as components of product revenue, none of which have been significant to date.

Our service revenue is derived from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting services, training of customers’ employees and material testing services.

The following table sets forth our revenue by geography for the three months ended March 31, 2007 and March 31, 2006.

		Increase
	Three Months	(Decrease)		Three Months
	Ended	Compared to		Ended
	March 31,	Prior Year		March 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Asia/Australia:
Products	$4,682	$1,464	45%	$3,218
Services	2,317	187	9	2,130

Total Asia/Australia	$6,999	$1,651	31%	$5,348

% of total revenue	48%			46%
Americas:
Products	$942	$158	20%	$784
Services	1,474	(23)	(2)	1,497

Total Americas	$2,416	$135	6%	$2,281

% of total revenue	16%			20%
Europe:
Products	$2,410	$763	46%	$1,647
Services	2,863	497	21	2,366

Total Europe	$5,273	$1,260	31%	$4,013

% of total revenue	36%			34%
Consolidated:
Products	$8,034	$2,385	42%	$5,649
Services	6,654	661	11	5,993

Total	$14,688	$3,046	26%	$11,642

% of total revenue	100%			100%

The following table sets forth our revenue by geography for the nine-month periods ended March 31, 2007 and March 31, 2006.

	Nine Months	Increase		Nine Months
	Ended	Compared to		Ended
	March 31,	Prior Year		March 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Asia/Australia:
Products	$11,210	$1,954	21%	$9,256
Services	7,331	876	14	6,455

Total Asia/Australia	$18,541	$2,830	18%	$15,711

% of total revenue	46%			44%
Americas:
Products	$2,763	$491	22%	$2,272
Services	4,581	238	5	4,343

Total Americas	$7,344	$729	11%	$6,615

% of total revenue	18%			19%
Europe:
Products	$6,351	$146	2%	$6,205
Services	8,072	933	13	7,139

Total Europe	$14,423	$1,079	8%	$13,344

% of total revenue	36%			37%
Consolidated:
Products	$20,324	$2,591	15%	$17,733
Services	19,984	2,047	11	17,937

Total	$40,308	$4,638	13%	$35,670

% of total revenue	100%			100%

Changes in foreign currency exchange rates represented 4% of the increase in product revenue for both the three- and nine-month periods ended March 31, 2007. Changes in foreign currency exchange rates represented and 4% and 3%, respectively, of the increase in service revenue growth in the three- and nine-month periods ended March 31, 2007.

Product revenue increased $2.4 million and $2.6 million in the three- and nine-month periods ended March 31, 2007, respectively, compared to the same periods of the prior fiscal year. The increase in both periods was primarily due to strong sales results in Japan, Korea and China driven primarily by significant follow-on orders from large customers in the electronics and automotive sectors. In addition, we experienced overall increased sales into European automotive and electronics industries and the U.S. medical supplies industry. These increases were primarily the result of the introduction into the marketplace of newer versions of our existing products, and, to a lesser extent, a result of continued economic recoveries in certain of our key markets and favorable movements in foreign currency exchange rates.

Services revenue increased $661,000 and $2.0 million in the three- and nine-month periods ended March 31, 2007, respectively, compared to the same periods of the prior fiscal year. These increases were primarily from the sale of maintenance and support contracts across all geographic regions and are a reflection of long-term growth in our installed customer base arising from software license sales made during the current and previous reporting periods.

Cost of Product Revenue

	Three Months	Decrease		Three Months
	Ended	Compared to		Ended
	March 31,	Fiscal Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Cost of revenue:
Product	$367	$(39)	(10)%	$406
As a percentage of total revenue	2%			3%

	Nine Months	Decrease		Nine Months
	Ended	Compared to		Ended
	March 31,	Prior Fiscal Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Cost of revenue:
Product	$1,094	$(10)	(1)%	$1,104
As a percentage of total revenue	3%			3%

Cost of product revenue consists of the costs of compact discs and related packaging material, duplication and shipping costs. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue. Also, included in cost of product revenue is amortization expense related to capitalized software development costs.

Cost of product revenue was $367,000 and $1.1 million in the three- and nine-month periods ended March 31, 2007 compared to $406,000 and $1.1 million in the same periods of the prior fiscal year, respectively. The decrease was a result of reduced facilities costs, which was partially offset by increased amortization expense and third-party royalties.

Cost of Services Revenue

		Increase
	Three Months	Compared to		Three Months
	Ended	Prior Fiscal		Ended
	March 31,	Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Cost of services revenue	$1,122	$6	1%	$1,116
As a percentage of total revenue	8%			10%

		Increase
	Nine Months	Compared to		Nine Months
	Ended	Prior Fiscal		Ended
	March 31,	Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Cost of services revenue	$3,360	$215	7%	$3,145
As a percentage of total revenue	8%			9%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting services.

Cost of services revenue was $1.1 million in the three-month period ended March 31, 2007 and was unchanged from the same period of last year. The increase in nine-month period ended March 31, 2007 resulted from having an increased number of technical support engineers on staff.

Research and Development

		Decrease
	Three Months	Compared to		Three Months
	Ended	Prior Fiscal		Ended
	March 31,	Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Research and development	$1,891	$(29)	(2)%	$1,920
As a percentage of total revenue	13%			17%

		Increase
	Nine Months	Compared to		Nine Months
	Ended	Prior Fiscal		Ended
	March 31,	Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Research and development	$5,576	$155	3%	$5,421
As a percentage of total revenue	14%			15%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $257,000 were capitalized in three months ended March 31, 2007. No research and development costs were capitalized in three months ended March 31, 2006. Research and development costs of $340,000 and $410,000 were capitalized in nine-month periods ended March 31, 2007 and March 31, 2006, respectively. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

Research and development expenses were $1.9 million in the both three-month periods ended March 31, 2007 and March 31, 2006, as increases in personnel and facility costs were offset by our capitalization of software development costs in accordance with SFAS No. 86. Research and development expenses in the nine-month period ended March 31, 2007 were $5.6 million compared to $5.4 million in the same period of the prior fiscal year, a result of increased personnel and facility costs.

Selling and Marketing

		Increase
	Three Months	Compared to		Three Months
	Ended	Prior		Ended
	March 31,	Fiscal Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Selling and marketing	$5,139	$1,040	25%	$4,099
As a percentage of total revenue	35%			35%

		Increase
	Nine Months	Compared to		Nine Months
	Ended	Prior Fiscal		Ended
	March 31,	Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

Selling and marketing	$14,432	$1,863	15%	$12,569
As a percentage of total revenue	36%			35%

We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of compensation paid to our sales staff, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials and public relations programs.

Selling and marketing expenses were approximately $5.1 million and $14.4 million in the three- and nine-month periods ended March 31, 2007, compared to $4.1 million and $12.6 million in same periods of the prior fiscal year. The change in both periods was primarily a result of employing a greater number of sales personnel when compared to the previous year, which increased compensation costs by $697,000 and $923,000 in the two periods, respectively, and travel expenses by $86,000 and $253,000 in the two periods, respectively.

General and Administrative

		Increase
	Three Months	Compared to		Three Months
	Ended	Prior Fiscal		Ended
	March 31,	Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

General and administrative	$3,481	$1,006	41%	$2,475
As a percentage of total revenue	24%			21%

		Increase
	Nine Months	Compared to		Nine Months
	Ended	Prior Fiscal		Ended
	March 31,	Year		March 31,
	2007	$ %		2006
	(In thousands, except for percentage data)

General and administrative	$10,468	$1,320	14%	$9,148
As a percentage of total revenue	26%			26%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

General and administrative expenses were $3.5 million in the three-month period ended March 31, 2007, compared to $2.5 million in the same period of the prior fiscal year. The change included a $443,000 increase in personnel and facility related costs, a $262,000 increase in audit expenses and $177,000 of costs incurred in the implementation of an enterprise resource planning system.

General and administrative expenses were $10.5 million in the nine-month period ended March 31, 2007, compared to $9.1 million in the same period of the prior fiscal year. This change included a $795,000 increase in personnel and facility related costs, a $692,000 increase in audit expenses (a result of the timing of billings by our auditor in relation to work performed on our year end audits), and $398,000 of costs incurred in the implementation of an enterprise resource planning system. These increases were partially offset by decreases in costs related to management’s assessment of the Company’s internal control environment and insurance expenses.

Restructuring Charges

In October 2005, we enacted a corporate restructuring plan to reduce costs and consolidate operations, which included the involuntary termination of certain employees from various departments of the Company’s continuing operations. As a result of these actions, we recorded charges of $1.2 million in the three months ended December 31, 2005, which included legal and travel costs associated with the activities. All such items were recorded as “Restructuring Charges” in our unaudited condensed consolidated statement of operations. All activities under the plan have been completed.

Interest Income, Net

Interest income, net, includes interest income earned on invested cash balances.

Our interest income, net, was $788,000 and $2.4 million in the three- and nine-month periods ended March 31, 2007, compared to $663,000 and $1.9 million in same periods of the prior fiscal year, which increased due to higher levels of cash on-hand invested at higher interest rates.

Other Income (loss), Net

Other income (loss), net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded, especially in the United States, Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

Other losses of $5,000 and other income of $15,000 in three- and nine-month periods ended March 31, 2007, respectively, compared to other income of $62,000 and $96,000 in the same periods of the prior fiscal year. The changes in all periods were not significant.

Income Taxes

We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes. For the three- and nine-month periods ended March 31, 2007, we recorded tax provisions of $638,000 and $1.1 million, respectively, on income from continuing operations before tax of $3.5 million and $7.8 million, respectively, resulting in effective income tax rates of 18% and 14%, respectively. For the three months ended March 31, 2007, the difference between the effective rate of 18% and the U.S. federal statutory rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the nine-month period ended March 31, 2007, the difference between the effective tax rate of 14% and the U.S. federal statutory rate of 34% was primarily due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of our tax liabilities related to certain tax positions of one of our foreign subsidiaries and also taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

For the three and nine months ended March 31, 2006, we recorded tax provisions of $334,000 and $1.0 million, respectively. The tax provision for the nine months ended March 31, 2006 reflected a one-time benefit of $126,000 recorded in the first quarter of fiscal 2006, which resulted from a reduction in our tax liabilities upon the resolution of certain tax position uncertainties.

We currently estimate that our income tax rate in the fourth quarter of fiscal 2007 will be approximately 26% to 28%, and that this will result in the estimated effective income tax rate of approximately 17% to 19% for the full fiscal year. This estimated annual rate does not take into account any discrete items, other than the items described above, and is subject to change.

We have established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At March 31, 2007, we had total deferred tax assets of $49,000, net of a tax asset valuation allowance of $2.6 million and deferred tax liabilities of $805,000. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

In the first quarter of fiscal 2005, one of the our Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties of $484,000 and interest of $2.7 million, is approximately $6.2 million (A$7.7 million). The $6.2 million represents the our maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in our results of operations.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid $3.1 million (A$3.9 million ), 50% of the assessed liabilities, including taxes and interest to the ATO, which included payments of $242,000 for tax penalties and $1.3 million for interest. All payments to date have been recorded as current assets, as we expect that these matters will be resolved in a period of not more than twelve months. We may continue to make cash payments with respect to these matters during the remainder of fiscal 2007. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for any of the assessed tax years needs to be paid pending the resolution of the dispute.

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

Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(In thousands)

Net cash provided by operating activities of continuing operations	$8,271	$3,532
Net cash (used in) provided by in investing activities of continuing operations	(3,907)	3,238
Net cash (used in) provided by financing activities	(2,355)	1,994
Net cash used in operating and investing activities of discontinued operations	(11)	(2,176)
Effect of exchange rate changes on cash and cash equivalents	306	(921)

Net increase in cash and cash equivalents	2,304	5,667
Cash and cash equivalents, beginning of period	52,111	48,910

Cash and cash equivalents, end of period	$54,415	$54,577

Marketable securities, end of period	$11,092	$6,762

Cash, cash equivalents and marketable securities, end of period	$65,507	$61,339

Historically, we have financed our continuing operations and met our capital expenditure requirements primarily through funds generated from operations and borrowings from lending institutions. As of March 31, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $54.4 million, our marketable securities balance of $11.1 million and our credit facilities. In February 2007, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at March 31, 2007. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At March 31, 2007, we had employed $630,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.4 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of March 31, 2007, we had no outstanding debt.

At March 31, 2007, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 31, 2007, we were in compliance with this internal policy.

Net cash provided by operating activities of our continuing operations in the nine-month period ended March 31, 2007, was $8.3 million. Cash of $9.0 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense. Cash generated by increases in accrued expenses and other liabilities of $1.3 million was offset by the consumption of cash due to a $3.4 million increase in accounts receivables. In addition, increases in our deferred revenue account balances, increased cash by $1.7 million, as a result of the timing of renewals of maintenance contracts primarily in Europe and Japan.

Operating activities of our continuing operations generated $3.5 million of cash in the nine months ended March 31, 2006. Cash of $6.6 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization. In addition, increases in deferred revenue due to customer renewals of prepaid maintenance contracts generated $1.3 million of cash. These items were partially offset by a $1.2 million increase in prepaid expenses, which included the impact of our payment of a portion of the assessment received from the Australian tax authority, and a $1.5 million increase in accounts receivable and payments against accounts payable balances of $1.6 million.

Investing activities of our continuing operations consumed $3.9 million of cash in the first nine months of fiscal 2007, a result of purchases of marketable securities of $19.3 million, purchases of fixed assets of $918,000 and $340,000 of capitalized software development costs, all of which was offset by $16.6 million of cash generated from sales and maturities of marketable securities. In the first nine months of fiscal 2006, sales and maturities of marketable securities provided $15.7 million of cash, which was partially offset by purchases of marketable securities, fixed assets and the capitalization of software development costs which, in total, consumed $12.5 million of cash.

Financing activities consumed $2.3 million of cash in the first nine months of fiscal 2007, a result of our repurchase of 403,900 shares of common stock for $5.4 million, offset by $2.7 million of cash received from the exercise of stock options. Financing activities generated $2.0 million of cash in the first nine months of fiscal 2006, a result of proceeds received from the exercise of stock options.

On May 17, 2006, our Board of Directors authorized the repurchase of up to 600,000 shares under a stock repurchase plan. During the first nine months of fiscal year 2007, the Company acquired 403,900 shares for $5.4 million, an average purchase price of $13.47 per share. The total amount of shares the Company has repurchased to date is 600,000 shares for $8.0 million, at an average purchase price of $13.36 per share. All of these shares remained in treasury as of March 31, 2007.

We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements of the Company’s continuing operations for fiscal 2007 are expected to be approximately $2.3 million of which, $1.3 million has been expended on purchases of fixed assets and capitalized software development costs as of March 31, 2007. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after

November 15, 2007, and early adoption of SFAS No. 159 is allowed under certain circumstances. We have not yet determined the impact this interpretation will have on our financial position.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us on July 1, 2007 and we will adopt it on that date. We are currently assessing the impact that the adoption of FIN No. 48 will have on our financial position and our results of operations.

In September 2006, the Securities and Exchange Commission (“SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. We will initially apply the provisions of SAB No. 108 using the transition method in connection with the preparation of our annual financial statements for our fiscal year ending June 30, 2007. We are currently assessing the impact that the adoption of SAB No. 108 might have on our financial position and our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the timing of adoption of SFAS No. 157 and the impact that adoption might have on our financial position and our results of operations.

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

Foreign Exchange and Interest Rate Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At March 31, 2007, we had $9.8 million of cash and cash equivalents invested in foreign currency denominated accounts.

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At March 31, 2007, the fair value and principal amounts of our marketable securities portfolio amounted to $11.1 million, with a yield-to-maturity of 5.25%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 1A.  Risk Factors

The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company’s future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. In addition, you should carefully consider the following risks and uncertainties prior to making an investment in our common stock. The following risks and uncertainties may also have a material and adverse effect on our results of operations.

Our divestiture activities could disrupt our ongoing business, may involve supplemental write downs and may present risks not contemplated at the time of divestiture.

We are holding the Manufacturing Solutions business for sale and are accounting for it as a discontinued operation in these financial statements. We can not be certain that any future divestiture transaction will be completed, and if completed, whether the financial and other terms and conditions of any potential transaction will be favorable to us. The ongoing operations of the Manufacturing Solutions division may materially adversely affect the conduct, operating results or financial condition of our continuing business. Divestiture activity involves the devotion of significant time and focus of our management, which may lead to disruption in our continuing operations. Any divestiture has the potential of resulting in future impairment charges related to goodwill or other assets or future restructuring charges if such divestiture cannot be accomplished at all. Further, we may encounter issues associated with the sale which may reduce sales productivity, cause us to incur liabilities and obligations (such as servicing customers prior to and after a transaction) or expose us to unanticipated litigation. Any potential divestiture transaction is likely to be subject to closing conditions, which may not be satisfied, and any transaction may not be successfully completed even after it is publicly announced.

Reporting our Manufacturing Solutions division as discontinued operations may have a material, adverse impact on our continuing results of operations and on our Net Income (Loss).

The net result of the Manufacturing Solutions division’s operations will be included in our net income (loss) for each period during which it is held as discounted operations. This could result in net income (loss) from continuing operations being partially or fully offset by a net loss from discontinued operations, resulting in a net loss for the fiscal period. The Manufacturing Solutions division may also become subject to further asset write-downs or restructuring charges while it is held as discontinued operations. This may have a negative effect on our net income (loss) and may have a material, adverse impact on our stock price or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had a stock repurchase plan in place that allowed it to purchase up to 600,000 shares of its common stock on the open market or otherwise, from time to time, as conditions warrant. A summary of the Company’s repurchase activity for the third quarter of fiscal 2007 is as follows.

				Maximum Number of
			Total Number of Shares	Shares that May
	Total Number	Average	Purchased as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs

January 1 - January 31, 2007	—	—	—	249,400
February 1 - February 28, 2007	21,130	14.35	21,130	228,270
March 1 - March 31, 2007	228,270	14.15	228,270	—(1)

	249,400		249,400

(1)	The Company had completed its acquisition of 600,000 shares under the stock repurchase plan as of March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
No.

3.1	Third Amended and Restated Bylaws of the Registrant (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 4, 2007 and incorporated by reference thereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: May 10, 2007