Form 10-K
period 2007-06-30
MOLDFLOW CORP
filed 2007-09-13
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2007

Commission File Number: 000-30027

Moldflow Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3406763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

492 Old Connecticut Path, Suite 401 Framingham, MA 01701
(Address of principal executive offices, including zip code)

(508) 358-5848
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Global Select Market LLC
Preferred Stock Purchase Rights	The NASDAQ Global Select Market LLC

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

The aggregate market value of our voting and non-voting common stock held by non-affiliates is $156,568,232 based on the last reported sale price of our common stock on the NASDAQ Global Select Market LLC on September 7, 2007. On September 7, 2007, there were 11,902,125 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders to be held on November 1, 2007 are incorporated by reference into Part II and Part III of this Form 10-K.

MOLDFLOW CORPORATION

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JUNE 30, 2007

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” beginning on page 6. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.

References to “Company” and “we,” “us,” “our”, and similar pronouns refer to Moldflow Corporation and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

Moldflow Corporation is a Delaware corporation, incorporated in 1997. Our business is focused on providing computer aided engineering (“CAE”) software solutions that enable plastics designers and manufacturers to predict and solve manufacturing related challenges prior to production. Our solutions and services help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold designs as well as improving efficiencies across their manufacturing processes.

We develop, market and support a broad range of CAE software applications. Our products are used by global companies involved in the development and production of plastic parts to speed their products to market, decrease manufacturing costs, improve production through greater reliability and quality, and reduce costly design and manufacturing errors. We believe we have the widest and most advanced range of software solutions and proprietary technologies to address the challenges that arise in each phase of the process of designing and manufacturing injection molded plastic parts. Our products are complemented by our experienced service and technical support organizations, as well as resellers and other strategic partners who provide consulting and ancillary product offerings to customers worldwide.

On June 30, 2007, we completed the sale of substantially all of the assets of our Manufacturing Solutions (“MS”) division, including our Altanium, Shotscope and Celltrack product lines. The Moldflow Plastics Xpert (“MPX”) software product, which had been previously part of the MS division, was retained by Moldflow as this software-focused product line was more closely aligned with our Design Analysis Solutions (“DAS”) business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are reporting the MS division as a discontinued operation in the consolidated financial statements for all periods presented. See Note 3 to our consolidated financial statements, Discontinued Operations, for further discussion of the MS division divestiture. Unless indicated otherwise, both current and historical amounts provided throughout this Form 10-K relate solely to our continuing operations.

Available Information

Financial and other information about us is available on our website is located at www.moldflow.com. We make available, free of charge, and as soon as reasonably practicable, in the section captioned “Investors — SEC Filings,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov, which also contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. Information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Products

Participants in all aspects of the creation process of plastic parts, including part designers, mold designers, manufacturing engineers and injection molding machine operators, use our products. Our products provide functionality across a broad spectrum of the discrete product development and manufacture processes. Our products help part and mold designers and plastics engineers eliminate much of the guesswork involved in the design of parts and molds and help them design products that will be manufactured at lower cost and correctly the first time.

We believe our products are the world’s most widely used CAE products in the plastics injection molding industry because they address the broadest range of manufacturing issues and design geometry types. Our solutions consist of a scalable set of products with capabilities that include entry-level part and mold design validation as well as in-depth design and process optimization, allowing users to achieve optimal time to market and part quality at the lowest possible cost.

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

Major Customers

No single customer accounted for more than 10% of our revenue during fiscal 2007, 2006 or 2005.

Sales and Marketing

As of June 30, 2007, our direct sales organization consisted of a total of 50 sales representatives. Our sales representatives operated out of offices located in China, France, Germany, Italy, Japan, Korea, the Netherlands, Spain, Sweden, Taiwan, India, the United Kingdom, Singapore and the United States. See Note 20 to our consolidated financial statements, Geographic Information. In fiscal 2007, 2006 and 2005, approximately 81%, 82% and 81%, respectively, of our revenue from customers was attributed to countries outside of the United States. Sales of our products may be subject to seasonal variations, particularly in our first fiscal quarter and, to a lesser extent, our third fiscal quarter, in many of the markets in which we sell our products.

To augment our direct sales force we also sell our products through marketing and distribution arrangements with third-party value-added resellers and software vendors. We have agreements with several design software vendors, including Parametric Technology Corporation, Unigraphics Solutions and SolidWorks, a subsidiary of Dassault Systems, to either include our products as part of an integrated application in their solid modeling design systems or resell certain of our products.

Backlog

We generally ship our products within 30 days of acceptance of a customer order and execution of the appropriate license documentation. The amount of unshipped product orders vary from time to time and the amount of such orders at the end of any particular period is not material to our business.

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

Material Testing Services

Our material testing group provides testing services to our customers who are seeking accurate, reliable material data on new or existing grades of polymers, measured under a wide range of practical molding conditions. Our proprietary material database contains information on more than 8,100 plastic materials. We conduct material testing at our facilities located near Melbourne, Australia, and in Ithaca, New York, both of which utilize state-of-the-art equipment, including injection molding machines. The research and testing conducted at these facilities provides essential data for our full line of software applications.

Competition

The CAE market, into which our products are sold is highly competitive. We compete with many companies engaged in selling software solutions to companies involved in product development and manufacturing. Our products face competition from CAD and CAE companies, materials vendors and independent engineering consultants. In addition, new competitors may become evident as we introduce new products into the marketplace.

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

Research and Development

Our product development strategy focuses on on-going development and innovation of new technologies to increase our customers’ productivity and provide solutions that our customers can integrate into their existing environments. Our product development activities take place in our research centers located in the United States, Australia and the United Kingdom. We have linked the information systems of each of these facilities to provide a continuous development environment, enabling product development to be undertaken twenty-four hours per day.

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

As of June 30, 2007, our product development staff had 50 employees, many of whom hold advanced degrees and have industry experience in engineering, mathematics, computer science or related disciplines. In fiscal 2007, 2006 and 2005, our research and development expenses were $8.0 million, $7.4 million and $7.3 million, respectively, which is net of certain software development costs required to be capitalized under generally accepted accounting principles. Costs of $340,000, $496,000 and $201,000 were capitalized in fiscal 2007, 2006 and 2005, respectively. See Note 6 to our consolidated financial statements, Software Development Costs, for a discussion of our treatment of software development costs. Continued investment in research and development is a key component of our strategy and is required in order for us to remain competitive.

Proprietary Rights

Our software products and trademarks, including our company name, product names and logos, are proprietary. We rely on a combination of patent protection, trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect the proprietary technology contained in our products. Despite these measures, there can be no assurance that the laws of all relevant jurisdictions will afford adequate protection to our products and other intellectual property.

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

Employees

As of June 30, 2007, we had 267 employees associated with our continuing operations, 86 of whom resided in the United States, 51 of whom resided in Australia and 130 of whom resided in other countries. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed through June 30, 2007 by the ATO, including tax penalties and interest, is approximately $6.6 million (A$7.8 million). These liabilities represent the Company’s maximum potential exposure and do not include the benefits of the related tax effects of any such payments or tax benefits that may be available in other tax years, both of which may serve to mitigate our total expense that would be recorded in our results of operations. Payments of $3.3 million (A$3.9 million) have been made to date with respect to these assessed amounts. These payments have been recorded as current assets in our balance sheet as we believe that these matters will be resolved in a period of not more than twelve months. We believe that the positions on our tax returns have merit and will ultimately be sustained. Accordingly, we have not recorded any liabilities related to these matters. See Provision for Income Taxes in Management’s Discussion and Analysis for additional information. We may continue to make cash payments with respect to these matters during fiscal 2008.

In the event that such audit is resolved in a manner unfavorable to Moldflow or in the event that we are required to record a liability related to these matters in our consolidated balance sheet or make further cash payments, there would likely be a material adverse impact on our results of operations. In addition, our effective tax rate for fiscal 2008 may be materially and adversely impacted in the event that we are required to record a liability with respect to these matters, which would have a material adverse impact on our results of operations.

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

The demand for our products is largely driven by the demand for the products in our primary end markets. Many of these end markets, particularly the automotive, telecommunications and electronics industries, experienced severe economic declines which significantly and adversely affected our business in past years. While general economic trends have improved in some geographic markets, a general economic slowdown could materially and adversely affect us by decreasing our revenue as compared to prior years, or by lowering our revenue growth.

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

We have experienced significant historical fluctuations in our results of operations on a quarterly basis. We expect to continue to experience significant fluctuations in our future quarterly results of operations due to a variety of factors, many of which are outside of our control, including:

•	seasonal slowdowns, in particular, in our first and, to a lesser extent, our third fiscal quarter, in many of the markets in which we sell our products,

•	the timing and magnitude of capital expenditures, including costs relating to the expansion of our operations and infrastructure, and planned program spending required for major marketing initiatives or tradeshows,

•	introductions of new services or enhancements by us and our competitors and corresponding changes in pricing policies,

•	our increased use of third parties such as distributors, OEM partners and resellers which may lessen the control we have over revenue and earnings during any particular period,

•	the timing and magnitude of our tax expense, resulting from the globally distributed nature of our selling and research and development operations, and certain on-going tax audits or investigations by various local tax authorities that may lead to the loss of certain planned-for tax benefits, or increased taxable income in certain jurisdictions that may not be offset by losses in other tax jurisdictions,

•	fluctuations in our tax rate from quarter to quarter due to the impact of discrete events, including the settlement of claims, the management of audits and other inquiries, the acquisition of other companies or other events,

•	the impact of expensing share-based compensation,

•	currency and exchange rate fluctuations,

•	timing and integration of acquisitions,

•	continuing costs of compliance with the Sarbanes-Oxley Act of 2002, and

•	restructuring charges taken during any fiscal year.

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

Our growth and profitability will depend upon our ability to expand the use and market penetration of our existing product lines as well as new products we introduce. Market acceptance of our products will depend, in part, on our ability to demonstrate the cost- effectiveness, ease of use and technological advantages of our products over competing products.

If we determine that any of our goodwill is impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.

If we determine that any of our goodwill is impaired, we would be required to reduce the value of that asset or to write it off completely by taking a related charge to earnings. If we are required to write down or write off all or a portion of our goodwill, or if financial analysts or investors believe we may need to take such action in the future, our stock price and results of operations could be materially and adversely affected. As of June 30, 2007, the carrying value of the goodwill of the Company was $6.5 million.

Our net income and earnings per share have been and will continue to be significantly reduced as a result of the requirement that we record compensation expense for shares issued under our stock plans.

We use stock options and restricted stock as a key component of our employee compensation packages. We believe that stock options and restricted stock provide an incentive to our employees to maximize long-term shareholder value and can encourage valued employees to remain with the Company. Our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Shared-Based Payment,” requires us to account for share-based compensation granted under our stock plans using a fair value-based model, such as Black-Scholes option-pricing model, on the grant date and to record the value of those grants as share-based compensation expense. As a result, our net income and earnings per share have been and will continue to be significantly reduced. Our results may reflect a loss in future periods. We currently calculate share-based compensation expense using the Black-

Scholes option-pricing model, which requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option.

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

We operate in a highly competitive environment and may not be able to successfully compete. Companies in our industry and entities in similar industries could decide to focus on the development of solutions that optimize discrete product development. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. Increased competition may result in price reductions, reduced profitability and loss of market share.

Disruption of operations at our development facilities could interfere with our product development and production cycles.

A significant portion of our computer equipment, source code and personnel, including critical resources dedicated to research and development, are presently located at operating facilities in Australia, the United States and Europe. The occurrence of a natural disaster or other unanticipated catastrophe at any of these facilities could cause interruptions in our operations and services. Extensive or multiple interruptions in our operations at our development facilities could severely disrupt our operations.

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

Purchase price adjustments related to the disposition of our Manufacturing Solutions division may have a material, adverse impact on our continuing results of operations and on our Net Income (Loss).

The net result of the Manufacturing Solutions division’s operations has been included in our net income (loss) for each period during which it was held as discontinued operations. During fiscal 2007, this resulted in a net loss for the fiscal period, as net income from our continuing operations was fully offset by a net loss from discontinued operations. A portion of the purchase price for the assets of the Manufacturing Solutions division was placed in escrow for a period of one year, from the closing of the transaction. In the event that the Company were not to recover the escrowed portion of the purchase price it could result in a material adverse impact on our financial statements and results of operations. There is no assurance that we will be successful in retaining the funds being held in escrow.

Our use of third-party and open source software could impose limitations on our ability to commercialize our products.

We incorporate both third party and “open source” software and code into many of our products. Although we actively monitor our use of open source in our development efforts, the terms of many open source licenses have not been interpreted by U.S. courts. Therefore, it is possible that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell and market our products based on our use of open source. While we believe we have complied with our obligations under the various applicable licenses for open source software to avoid subjecting our proprietary products to conditions we do not intend, in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public, stop distribution of that work and/or recall our products that include that work. Therefore, we could be required to seek licenses from third parties in order to continue offering our products; to make generally available, in source code form, proprietary code that links to certain open source modules; to re-engineer our products; or to recall and/or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could harm our business, operating results and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We primarily operate in leased facilities. We lease 18,000 square feet of office space located in Framingham, Massachusetts pursuant to a lease that expires in March 2012. This facility serves as our corporate headquarters. Personnel located at this facility include members of our senior management team, technical support personnel, product marketing personnel, sales personnel, and finance and administration personnel.

We own an 18,100 square foot office building near Melbourne, Australia. Personnel located at our Melbourne facility include members of our software development and research team, some of our materials testing personnel, sales personnel, as well as finance and administrative staff.

In addition, we lease 18,000 square feet of office space located in Ithaca, New York pursuant to a lease that expires in March 2012. This facility primarily serves as our North American product development and testing lab.

We also lease office space in other locations in which we do business. The aggregate lease expenses of our continuing operations were $2.0 million. For more information about our lease commitments, see Note 19 to our consolidated financial statements, Contingencies, Commitments and Guarantor Arrangements.

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

None.

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

On September 4, 2007, the last reported sale price of our common stock on NASDAQ was $16.32 per share and there were approximately 73 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Information regarding our equity compensation plans required by this item is incorporated by reference to the information appearing under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years.

	2007		2006
	High	Low	High	Low

First quarter	$12.33	$11.31	$16.48	$12.90
Second quarter	$13.95	$11.90	$15.51	$13.51
Third quarter	$15.03	$13.37	$15.70	$12.70
Fourth quarter	$23.10	$14.82	$15.80	$11.60

The May 2006 stock repurchase program allowing the Company to repurchase up to 600,000 shares of common stock was completed as of March 31, 2007. As authorized by the plan, the shares were purchased through the open market, in a manner consistent with applicable securities laws and regulations. The Company did not repurchase shares on the open market in the fourth quarter of fiscal 2007.

Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock, with the total return of companies included within the NASDAQ National Market Composite Index and the NASDAQ Computer and Data Processing Index for the period commencing June 30, 2002 and ending June 30, 2007. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the NASDAQ National Market Composite Index and the NASDAQ Computer and Data Processing Index on June 30, 2002 and the reinvestment of all dividends.

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Moldflow Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

	6/02	6/03	6/04	6/05	6/06	6/07
Moldflow Corporation	100.00	113.71	137.56	164.59	148.60	278.93
NASDAQ Composite	100.00	109.91	139.04	141.74	155.82	191.32
NASDAQ Computer & Data Processing	100.00	105.06	126.04	130.56	136.58	170.32

*	$100 invested on June 30, 2002 in stock or index-including reinvestment of dividends. Our fiscal year ends on June 30.

Item 6.	Selected Financial Data

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data(1)(2):
Revenue:
Product	$28,403	$24,433	$24,163	$18,780	$17,259
Services	27,450	24,523	23,388	20,450	19,366

Total revenue	55,853	48,956	47,551	39,230	36,625

Costs and operating expenses:
Cost of product revenue	1,545	1,511	1,340	1,428	2,964
Cost of services revenue	4,536	4,309	3,867	2,582	1,210
Research and development	8,026	7,390	7,307	5,202	5,650
Selling and marketing	20,436	17,697	15,753	15,306	18,638
General and administrative	14,042	11,893	11,060	6,795	7,242
Restructuring charges	—	1,247	—	—	405
Amortization of acquired intangible assets	—	—	83	224	605

Total costs and operating expenses	48,585	44,047	39,410	31,537	36,714

Income (loss) from continuing operations	7,268	4,909	8,141	7,693	(89)
Interest income, net	3,250	2,571	1,663	1,212	1,089
Other income (loss), net	218	162	70	(15)	(198)

Income from continuing operations before income taxes	10,736	7,642	9,874	8,890	802
Provision for income taxes	2,187	2,381	1,604	2,220	920

Net income from continuing operations	8,549	5,261	8,270	6,670	(118)

Net loss from discontinued operations, net of income taxes	(11,469)	(4,260)	(1,513)	(4,042)	—
Net loss on disposal of discontinued operations, net of income taxes	(869)	—	—	—	—

Net income (loss)	$(3,789)	$1,001	$6,757	$2,628	$(118)

Income (loss) from continuing operations per common share — basic	$0.76	$0.47	$0.77	$0.65	$(0.01)
Income (loss) from continuing operations per common share — diluted	$0.73	$0.44	$0.71	$0.62	$(0.01)
Net income (loss) per common share — basic	$(0.34)	$0.09	$0.63	$0.26	$(0.01)
Net income (loss) per common share — diluted	$(0.32)	$0.08	$0.58	$0.24	$(0.01)
Balance Sheet Data(1):
Cash, cash equivalents and marketable securities	$72,645	$60,554	$60,233	$51,652	$52,140
Working capital	75,040	57,886	51,225	41,523	45,624
Total assets	113,761	110,193	107,029	94,358	79,477
Long-term debt obligations (excluding deferred revenue)	305	394	521	537	641
Stockholders’ equity	85,414	83,957	80,149	69,579	60,649

(1)	As a result of our June 2007 divestiture of the Manufacturing Solutions (“MS”) division, we are reporting the results of this division as a discontinued operation for all periods presented. See Note 3 to the Consolidated Financial Statements, Discontinued Operations, for further discussion of the Manufacturing Solutions division divestiture.

(2)	In the third quarter of fiscal 2004, we reorganized into two divisions, the Design Analysis Solutions division and the MS division. This reorganization was substantially complete in fiscal 2004. Because we did not track certain items by division prior to the end of fiscal 2004, the allocation of revenue, costs, expenses and balance sheet amounts to each division required significant judgment and estimation, which may result in differences between later fiscal periods presented where the allocation was more clearly defined.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, made pursuant to Section 21E of the Exchange Act, that involve risks and uncertainties, such as statements of our plans, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these and any other forward-looking statements. Factors that could contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in “Item 1A: Risk Factors” and elsewhere herein.

Beginning on page 20, we discuss our Results of Operations for fiscal 2007 compared to fiscal 2006 and for fiscal 2006 compared to fiscal 2005. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations” and “Off-Balance Sheet Financing Arrangements.”

Forward-Looking Statements

This portion of our Annual Report contains forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” beginning on page 6. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation to and do not intend to update any forward-looking statements.

Corporate Strategy Overview

Our goal is to be the leading global provider of software optimization solutions for the design and manufacture of plastic parts. We help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold design process and manufacturing operations as well as improving efficiencies across their entire design-through-manufacture process.

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

We continue to increase the business value of our products for our customers by improving the performance and functionality of existing products with each new release, and developing products addressing specific vertical market needs in each of our target market segments. In the design phase, for example, we provide applications that address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors.

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

A significant part of our growth strategy is directed toward increasing customer loyalty and further developing opportunities within our large installed customer base. We receive approximately 65% to 75% of our overall revenue from existing customers. We deliver product releases on a regular basis which incorporate significant functionality improvements to ensure that our customers have access to the latest technology developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the Company to ensure that their needs are met. These efforts encourage our existing customers to both renew their annual maintenance contracts and purchase additional licenses.

Historically, we have generated cash through our ongoing operating and financing activities. Our uses of cash include capital expenditures to support our operations and product development, investments in growth initiatives, and repurchases of our outstanding common stock. We have also used cash to acquire other companies or strategic assets. We continue to evaluate merger and acquisition opportunities to the extent they support our strategy and growth objectives.

Discontinued Operations

On June 25, 2007, we announced that we had reached a definitive agreement to sell our Manufacturing Solutions (“MS”) division to Husky Injection Molding Systems Ltd. (the “Buyer”) for $7.0 million in cash, subject to a post-closing net asset value adjustment. On June 30, 2007 the sale was completed for an adjusted purchase price of $7.1 million, net of the post-closing adjustment and costs associated with the transaction. Pursuant to the sale agreement, $1.0 million of these proceeds were placed in escrow. As we do not expect the escrow to settle within the next twelve months, this balance was recorded as an other non-current asset on our consolidated balance sheet as of June 30, 2007. Due to the timing of the closing of the sale, the remaining proceeds were recorded as a receivable and included as an other current asset on our consolidated balance sheet. We recognized a net loss on the sale of the MS division of $869,000.

The post-closing net asset value adjustment will reflect the fair value of the assets and liabilities acquired at the date of closing. At June 30, 2007, we estimated that these post-closing adjustments would result in additional proceeds of $744,000. On August 31, 2007, we received a notice from the Buyer disputing certain portions of the estimated post-closing adjustment totaling $441,000. We believe the original estimated adjustment that was recorded is appropriate and will work with the Buyer through the resolution process defined by the sale agreement.

Prior to its divestiture, the MS division had revenues of $13.5 million in fiscal year 2007, $16.6 million in fiscal 2006 and $16.9 million in fiscal year 2005. The net loss from discontinued operations for the fiscal year 2007 was $11.5 million, primarily relating to the impairment of goodwill recorded in our third fiscal quarter. Net losses of the discontinued operations were $4.3 million and $1.5 million in fiscal 2006 and fiscal 2005, respectively.

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, we are reporting the MS division as a discontinued operation in the consolidated financial statements for all periods presented throughout this Annual Report on Form 10-K. Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-K relate solely to our continuing operations.

Reporting Periods

Our fiscal year end is June 30. References to 2007, 2006 or 2005 mean the fiscal year ended June 30, unless otherwise indicated.

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

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, investments, goodwill, intangible and other long-lived assets, bad debts, income taxes, warranties, contingencies, and litigation. Management bases its estimates on historical experience and on customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

A.  Revenue Recognition

Our continuing operations generate revenue from two principal sources: license fees for packaged software products and service fees from maintenance and support contracts, consulting, implementation, training and material testing services. For revenue derived from license fees for packaged software products, we follow American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The application of all such guidance requires judgment, including whether or not sufficient evidence of a sales arrangement exits, whether or not the arrangement fee is fixed or determinable, whether or not legal title has passed to the customer, whether or not all significant contractual obligations have been satisfied and whether or not the collection of the related receivable is reasonably assured and free of contingencies. The amount of recognized and unrecognized revenue could be materially impacted by changes in these judgments.

In addition, maintenance and support contracts are often entered into at the same time as the sale of software licenses. We consider these to be multiple elements of a single arrangement. We use the residual method to recognize revenue from arrangements like these with one or more elements to be delivered at a future date, when evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements, such as maintenance services, is deferred and the remaining portion of the total arrangement fee is recognized as revenue, assuming all other revenue recognition criteria has been fulfilled. The deferred revenue related to these services is then recognized ratably over the related contract period or as the services are performed.

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

D.  Impairment of Acquired Intangible Assets, Goodwill and Other Long-Lived Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for a reporting unit.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months.

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

G.  Stock Option Accounting

We apply SFAS No. 123(R), “Share-Based Payment,” which requires us to expense the fair value of stock options and other forms of share-based compensation granted to employees and directors. The impact of expensing employee and director stock awards on our earnings is material and is further described in Note 14 to our consolidated financial statements, Share-Based Compensation and Stock Plans. Share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

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

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,
	2007	2006	2005

Percentage of revenue:
Revenue:
Product	50.9%	49.9%	50.8%
Services	49.1	50.1	49.2

Total revenue	100.0	100.0	100.0
Costs and operating expenses:
Cost of product revenue	2.8	3.1	2.8
Cost of services revenue	8.1	8.8	8.1
Research and development	14.4	15.1	15.4
Selling and marketing	36.6	36.1	33.1
General and administrative	25.1	24.3	23.3
Restructuring charges	—	2.5	—
Amortization of acquired intangible assets	—	—	0.2

Total costs and operating expenses	87.0	89.9	82.9
Net interest and other income	6.2	5.6	3.6

Income from continuing operations before income taxes	19.2	15.7	20.7
Provision for income taxes	3.9	4.9	3.4

Income from continuing operations	15.3%	10.8%	17.3%

Notable Items of Fiscal 2007 Results of Operations from Continuing Operations

•	Total revenue was $55.9 million and represented an increase of 14% from the previous year.

•	Product revenue was $28.4 million and represented an increase of 16% from the previous year.

•	Services revenue, primarily comprised of revenue from annual maintenance and support contracts, was $27.5 million and represented an increase of 12% from the previous year.

•	Total share-based compensation expense was $1.9 million and represented an increase of 2% from the previous year.

•	Cash provided by operating activities of our continuing operations was $13.2 million.

•	Stock repurchase program returned 403,900 shares to treasury at a cost of $5.4 million, or an average price of $13.47 per share.

Revenue

We generate revenue from two principal sources:

•	license fees for our packaged software and

•	services revenue derived from maintenance and support related to our products, consulting, training and material testing.

The following table sets forth our total revenue by source for each of fiscal 2007, 2006 and 2005:

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$	%	2006	$	%	2005
	($ In thousands)

Revenue:
Product	$28,403	$3,970	16%	$24,433	$270	1%	$24,163
Services	27,450	2,927	12	24,523	1,135	5	23,388

Total	$55,853	$6,897	14%	$48,956	$1,405	3%	$47,551

The following table sets forth our revenue by geography for fiscal 2007, 2006 and 2005:

					Increase
		Increase			(Decrease)
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$	%	2006	$	%	2005
	($ In thousands)

Asia/Australia revenue:
Products	$15,217	$2,625	21%	$12,592	$152	1%	$12,440
Services	10,123	1,143	13	8,980	776	9	8,204

Total	25,340	3,768	17	21,572	928	4	20,644

Americas revenue:
Products	4,268	1,122	36	3,146	(425)	(12)	3,571
Services	6,271	371	6	5,900	376	7	5,524

Total	10,539	1,493	17	9,046	(49)	(1)	9,095

Europe revenue:
Products	8,918	223	3	8,695	543	7	8,152
Services	11,056	1,413	15	9,643	(17)	—	9,660

Total	19,974	1,636	9	18,338	526	3	17,812

Total revenue:
Products	28,403	3,970	16	24,433	270	1	24,163
Services	27,450	2,927	12	24,523	1,135	5	23,388

Total	$55,853	$6,897	14%	$48,956	$1,405	3%	$47,551

Percentage of total revenue:
Asia/Australia	45%			44%			43%
Americas	19			18			19
Europe	36			38			38

Total	100%			100%			100%

Our product revenue represents license fees for our packaged software application products. Typically, our customers pay an up-front, one-time fee for our products. The amount of the fee depends upon the number and type of software modules licensed and the number of the customer’s employees or other users who can access the software product simultaneously. In addition, we receive royalty payments from developers of other software products related to the bundling of our software with their design software programs. We record these royalty payments and shipping and handling fees related to delivery of our products as components of product revenue, none of which have been significant to date.

Our service revenue is derived from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting services, training of customers’ employees and material testing services.

Our product revenue was $28.4 million and $24.4 million for fiscal 2007 and fiscal 2006, respectively. The growth in fiscal 2007 was primarily attributable to increased product revenue from our Asia/Australia region, a result of strong sales in Japan, Korea and China, driven by significant follow-on orders from large customers in the electronics and automotive sectors. Overall, the increase in product revenue was primarily the result of the introduction of newer versions of our existing products into the marketplace, and, to a lesser extent, a result of continued economic recoveries in certain of our key markets and favorable movements in foreign currency exchange rates.

Compared to the prior year, product revenue derived from our Asia/Australia region for the full fiscal year increased 21%, our Americas region increased 36% and our European region increased 3%. Changes in currency exchange rates had a 3% positive impact on product revenue from fiscal 2007 when compared to fiscal year 2006.

Our total product revenue was $24.4 million and $24.2 million in fiscal years 2006 and 2005, respectively. The absence of growth in 2006 was partially attributable to the softness in our North American market, in particular the automotive market. Compared to 2005, product revenue derived from our Asia/Australia region for 2006 increased 1%, our Americas region decreased 12% and our European region increased 7%.

We sold 558 seats of our products in fiscal 2007, compared to 421 and 488 seats in 2006 and 2005, respectively.

Services revenue accounted for approximately 49% of our total revenue in fiscal 2007, compared to 50% and 49% of our total revenue in 2006 and 2005, respectively. Service revenue increased by 12% in fiscal 2007 compared to 5% in fiscal 2006. These increases were primarily from the sale of maintenance and support contracts across all geographic regions and are a reflection of long-term growth in our installed customer base arising from software license sales made during the current and previous reporting periods.

Cost and Operating Expenses

Effective in fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires us to expense the fair value of stock options and other forms of equity instruments granted to employees and directors. Thus, prior to fiscal 2006, we did not record any significant compensation cost related to share-based awards. As allowed by SFAS No. 123(R), periods prior to fiscal 2006 were not restated to reflect the fair value method of expensing stock options and other forms of share-based compensation. The impact of expensing stock awards on our earnings is and will continue to be significant and is further described in Note 14 to our consolidated financial statements, Share-Based Compensation and Stock Plans.

Cost of Product Revenue

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$ %		2006	$ %		2005
	($ In thousands)

Cost of product revenue	$1,545	$34	2%	$1,511	$171	13%	$1,340
As a percentage of total revenue	3%			3%			3%

Cost of product revenue consists of the costs of compact discs and related packaging material, duplication and shipping costs. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products. Also, included in cost of product revenue is amortization expense related to capitalized software development costs.

Cost of product revenue in 2007, 2006 and 2005 was consistent as a percentage of total revenue.

Cost of Services Revenue

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$ %		2006	$ %		2005
	($ In thousands)

Cost of services revenue	$4,536	$227	5%	$4,309	$442	11%	$3,867
As a percentage of total revenue	8%			9%			8%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting and implementation services.

Cost of service revenue of $4.5 million and $4.3 million in 2007 and 2006, included $39,000 and $93,000 of share-based compensation expense, respectively. The increase in cost of services revenue in all periods was primarily due to an increase in compensation and facility related costs related to our support engineers. Our cost of services revenue increased $442,000 in fiscal 2006 primarily due to increases in compensation and facility related costs, primarily a result of support engineers added during the year.

Research and Development

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$ %		2006	$ %		2005
	($ In thousands)

Research and development	$8,026	$636	9%	$7,390	$83	1%	$7,307
As a percentage of total revenue	14%			15%			15%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $340,000, $496,000 and $201,000 were capitalized in 2007, 2006 and 2005, respectively. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

Research and development expenses of $8.0 million and $7.4 million in 2007 and 2006, included $363,000 and $346,000 of share-based compensation expense, respectively. Our research and development expenses increased by $636,000 in fiscal 2007 primarily due to employing a greater number of research and development personnel when compared to the previous year, partially offset by our capitalization of software development costs in accordance with SFAS No. 86. Our research and development expenses increased $83,000 in fiscal 2006 compared to fiscal 2005 primarily due to increased compensation expense.

Selling and Marketing

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$ %		2006	$ %		2005
	($ In thousands)

Selling and marketing	$20,436	$2,739	15%	$17,697	$1,944	12%	$15,753
As a percentage of total revenue	37%			36%			33%

We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of compensation paid to our sales staff, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials and public relations programs.

Selling and marketing expenses of $20.4 million and $17.7 million in 2007 and 2006, included $306,000 and $313,000 of share-based compensation expense, respectively. Our selling and marketing expenses increased by $2.7 million in fiscal 2007 primarily due to employing a greater number of sales personnel when compared to the previous year, which increased compensation costs by $2.0 million and travel expenses by $326,000. Our selling and marketing expenses increased by $1.9 million in fiscal 2006 primarily due to a $1.1 million increase in compensation expense, a result of personnel added during the year and share-based compensation expense.

General and Administrative

		Increase			Increase
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$ %		2006	$ %		2005
	($ In thousands)

General and administrative	$14,042	$2,149	18%	$11,893	$833	8%	$11,060
As a percentage of total revenue	25%			24%			23%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

General and administrative expenses of $14.0 million and $11.9 million in 2007 and 2006, included $1.2 million and $1.1 million of share-based compensation expense, respectively. The increase in expenses included a $781,000 increase in audit expenses, a $553,000 increase in personnel and facility related costs, $519,000 of costs incurred in the implementation of an enterprise resource planning system, $300,000 in severance costs and $325,000 of accelerated share-based compensation expense related to the departure of certain employees. These increases were partially offset by decreases in costs related to management’s assessment of the Company’s internal control environment and tax compliance expenses.

Our general and administrative expenses increased by $833,000 in fiscal 2006 primarily due to $1.1 million of share-based compensation expense, $1.1 million of increased legal, tax consulting and audit fees and $307,000 of increased compensation as a result of an increase in personnel. These increases were partially offset by a $2.0 million reduction in tax compliance and Sarbanes-Oxley compliance fees.

Restructuring Charges

In October 2005, we enacted a corporate restructuring plan to reduce costs and consolidate operations, which included the involuntary termination of certain employees. As a result of these actions, we recorded a charge of $1.2 million in fiscal 2006, which included legal and travel costs associated with the restructuring. All activities under the plan have been completed.

Amortization of Acquired Intangible Assets

These costs represent the amortization of intangible assets, other than goodwill, recorded in connection with our acquisitions. Those assets include customer base, developed technology, customer order backlog and non-compete agreements, which are amortized over their economic lives, ranging from six months to seven years.

The reduction in amortization expense in fiscal 2007 and 2006, reflects the completion of amortization of certain intangible assets that reached the end of their estimated useful life in 2005.

Interest Income, Net

Interest income, net, includes interest income earned on invested cash balances, net of our cost of borrowings, including interest cost incurred on our working capital lines of credit.

Our interest income was $3.3 million in fiscal 2007, $2.6 million in 2006, and $1.7 million in 2005. For all years, growing levels of cash on-hand resulted in increased interest income.

Other Income, Net

Other income, net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded especially in the United States, Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

Other income, net, was income of $218,000 in 2007, $162,000 in 2006, and $70,000 in 2005. During these periods, other income was primarily the result of our hedging activities.

Provision for Income Taxes

We are subject to income tax in numerous jurisdictions worldwide with varying statutory rates, and the use of estimates is required in determining our provision for income taxes. See Note 2 and Note 16 to our consolidated financial statements, Summary of Significant Accounting Policies, and Income Taxes, respectively, for further information regarding our income tax accounting and valuation allowance policies.

The fiscal 2007 tax provision was $2.2 million on income before tax of $10.7 million, resulting in an effective tax rate of approximately 20%, decreasing from an effective tax rate of 31% in fiscal 2006. In fiscal 2007, significant reconciling items between the 34% U.S. federal statutory income tax rate and the 20% effective tax rate included a $2.6 million favorable tax rate differential between the U.S. and certain foreign jurisdictions and the impact of a $432,000 revision of our estimated tax liabilities. The impact of the above items was partially offset by a $937,000 of expense incurred to increase our valuation allowance and $622,000 related to other permanent items, including nondeductible, stock-based compensation expenses.

We have established a valuation allowance against net deferred tax assets, consisting principally of net operating loss and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States. At June 30, 2007, we had total net deferred tax assets of $132,000, which included $4.0 million of gross deferred tax assets, a $3.5 million valuation allowance recorded against such tax assets and deferred tax liabilities of $328,000. We believe that we will earn sufficient taxable income in the future to realize our net deferred tax assets.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted in October 2004. The AJCA created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their foreign subsidiaries by providing an 85% dividends-received deduction for certain foreign earnings. The Company repatriated $10.6 million of foreign subsidiary earnings to the United States under the provisions of the AJCA in fiscal 2006, incurring additional tax expense of $525,000 in that fiscal year.

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). For the years of 1994, 1995 and 2001, the amount of liabilities assessed to date by the ATO, including tax penalties and interest, is approximately $6.6 million (A$7.8 million). Payments of $3.3 million (A$3.9 million) have been made to date with respect to these assessed amounts in order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of these matters.

These payments have been recorded as current assets as of June 30, 2007 and 2006 as it was our expectation, as of both balance sheet dates, that these matters would be resolved within twelve months. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charges need to be paid pending resolution of the dispute. The liability amount of approximately $6.6 million (A$7.8 million) referred to above represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations. During fiscal 2008 we may continue to make cash payments related to interest that is accruing on the amounts due. We expect that any such payments would be recorded as current assets.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $12.2 million in 2007 from 2006, to $72.7 million. Cash activity for 2007, 2006 and 2005 was as follows (in millions):

	Year Ended June 30,
	2007	2006	2005

Cash provided by operating activities of continuing operations	$13.2	$3.2	$10.0
Cash used by operating activities of discontinued operations	(2.2)	(1.3)	(3.7)

Net cash provided by operating activities	$11.0	$1.9	$6.3

Cash provided by (used in) investing activities of continuing operations	$(6.5)	$1.3	$3.1
Cash provided by (used in) investing activities of discontinued operations	0.9	(0.2)	(0.1)

Total cash provided by (used for) investing activities	$(5.6)	$1.1	$3.0

Total cash provided by financing activities	$1.3	$0.7	$2.5

Total effect of exchange rate changes on cash and cash equivalents	$0.7	$(0.5)	$1.1

Net increase in cash and cash equivalents	$7.4	$3.2	$12.9

Cash and cash equivalents, beginning of year	$52.1	$48.9	$36.0
Cash and cash equivalents, end of year	$59.5	$52.1	$48.9
Marketable securities, end of year	$13.2	$8.4	$11.3
Cash, cash equivalents and marketable securities, end of year	$72.7	$60.5	$60.2

Historically, we have financed our continuing operations and met our capital expenditure requirements primarily through funds generated from operations and borrowings from lending institutions. As of June 30, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $59.5 million, our marketable securities balance of $13.2 million and our credit facilities. In February 2007, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at June 30, 2007. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At June 30, 2007, we had employed $296,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.7 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of June 30, 2007, we had no outstanding debt.

At June 30, 2007, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At June 30, 2007, we were in compliance with this internal policy.

Net cash provided by operating activities of our continuing operations in the fiscal year ended June 30, 2007, was $13.2 million. Cash of $12.0 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense. Cash generated by increases in accrued expenses and other liabilities of $1.4 million was offset by the consumption of cash due to a $2.6 million increase in accounts receivables and a $313,000 increase in prepaid and other current assets. In addition, increases in our deferred revenue account balances, increased cash by $3.2 million, as a result of the timing of renewals of maintenance contracts.

Operating activities of our continuing operations generated $3.2 million of cash in fiscal year 2006. Cash of $8.9 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization. In addition, increases in deferred revenue due to customer renewals of prepaid maintenance contracts generated $692,000 of cash. These items were partially offset by a $3.3 million increase in prepaid expenses, which included the impact of our payment of a portion of the assessment received from the Australian tax authority, and a $526,000 increase in accounts receivable and payments against accounts payable balances of $1.3 million and accrued expenses and other liabilities of $1.2 million.

Investing activities of our continuing operations consumed $6.5 million of cash in fiscal 2007, a result of purchases of marketable securities of $25.7 million, purchases of fixed assets of $1.1 million and $340,000 of capitalized software development costs, all of which was partially offset by $21.0 million of cash generated from sales and maturities of marketable securities. In fiscal 2006, sales and maturities of marketable securities provided $22.4 million of cash, which was partially offset by purchases of marketable securities, fixed assets and the capitalization of software development costs which, in total, consumed $21.2 million of cash.

Financing activities generated $1.3 million of cash in fiscal 2007, a result of $6.2 million of cash received from the exercise of stock options and $532,000 in excess tax benefits related to share-based compensation, partially offset by our repurchase of 403,900 shares of common stock for $5.4 million. Financing activities generated $647,000 million of cash in fiscal 2006, a result of proceeds received from the exercise of stock options, partially offset by our repurchase of 196,100 shares of common stock.

On May 17, 2006, our Board of Directors authorized the repurchase of up to 600,000 shares under a stock repurchase plan. During fiscal year 2007, the Company acquired 403,900 shares for $5.4 million, an average purchase price of $13.47 per share. The total amount of shares the Company has repurchased to date is 600,000 shares for $8.0 million, at an average purchase price of $13.36 per share. All of these shares remained in treasury as of June 30, 2007.

We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements of the Company’s continuing operations for fiscal 2008 are expected to be comparable to fiscal 2007. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities at June 30, 2007.

	Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease obligations	$7,092	$2,199	$2,438	$1,809	$646
Purchase obligations(1)	604	247	357	—	—

Total	$7,696	$2,446	$2,795	$1,809	$646

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Off-Balance Sheet Financing Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 effective July 1, 2007. The cumulative effect of applying the provisions of FIN No. 48 will be recorded as an adjustment to opening retained earnings in the first quarter of the financial year 2008. The Company expects that the adoption of FIN No. 48 will result in a reduction in retained earnings, currently estimated between $300,000 and $500,000, with a corresponding increase in accrued income taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the timing of adoption of SFAS No. 157 and the impact that adoption might have on our financial position and results of operations.

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

Staff Accounting Bulletin No. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108

was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB No. 108, we used the roll-over method for quantifying financial misstatements.

In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

We adopted SAB No. 108 as of June 30, 2007, as required. Upon adoption of SAB No. 108, we assessed the effect of misstatements, regardless of when they originated. We concluded that the misstatements were not material, individually or in aggregate, to previous fiscal years, but that the cumulative effect from a “dual approach” perspective was material to fiscal 2007. As a result, we corrected such cumulative misstatements.

The following table summarizes the effects of applying the guidance in SAB No. 108 (in thousands):

Retained
Earnings

Beginning balance of retained earnings as of July 1, 2006 (as previously reported)	$6,296
Adjustment 1	(376)
Adjustment 2	(514)

Adjusted beginning balance of retained earnings as of July 1, 2006	$5,406

(1)	In February 2007, we determined we incorrectly recorded an entry against the prepaid income tax account in fiscal 2002. After further investigation conducted during fiscal 2007 we concluded that, as a result of this error, our income tax expenses were understated by $247,000, $61,000, $68,000 in fiscal 2002, 2003 and 2004, respectively.

(2)	In June 2006, we determined we incorrectly estimated the value of certain of our stock options granted in fiscal 2002 and fiscal 2003. The total combined impact of these matters was $514,000, of which $15,000, $297,000, $152,000, $47,000 and $3,000 should have been recorded in fiscal year 2002, 2003, 2004, 2005 and 2006, respectively.

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

Foreign Exchange Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At June 30, 2007, we had $11.6 million of cash and cash equivalents invested in foreign currency denominated accounts. Our consolidated cash position will continue to be impacted by changes in foreign currency exchange rates. We use currency options, zero-cost collars and other combinations of options that constitute net purchased options to hedge a portion of our forecasted foreign currency denominated intercompany sales and a portion of our foreign currency denominated intercompany research and development payments over a period of up to twelve months to reduce our exposure to changes in currency exchange rates. However, we cannot be sure that any efforts we make to hedge our exposure to currency exchange rate changes will be successful.

Using sensitivity analysis, we considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced over the next fiscal year. If the 10% change had occurred, it would have resulted in an adverse impact on operating income of approximately $514,000 at June 30, 2007, and $1.2 million at June 30, 2006. The adverse impact at June 30, 2007 and June 30, 2006 is after consideration of the offsetting effect of approximately $1.7 million for June 30, 2007 and $1.0 million for June 30, 2006 from currency options and collars put in place throughout the year. The decrease in the amount of adverse impact between fiscal 2007 and fiscal 2006 is due to a lower foreign currency balance in the Euro for fiscal 2007.

Interest Rate Risk

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At June 30, 2007, the fair value and principal amounts of our marketable securities portfolio amounted to $13.1 million, with a yield-to-maturity of 5.25%. Our investments are limited to high grade corporate debt securities, government issued debt, municipal debt securities, money market funds and similar high quality instruments. In a declining interest rate environment, we would experience a decrease in interest income. The opposite holds true in a rising interest rate environment.

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

Using sensitivity analysis, we considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 0.5% (50 basis points) could be experienced over the next fiscal year. A hypothetical 0.5% increase in interest rates would not have had a material adverse impact on the Company in fiscal 2007 and fiscal 2006 primarily because we do not invest in debt securities with maturities greater than six months.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2007, our internal control over financial reporting was effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Moldflow Corporation

We have audited Moldflow Corporation’s (a Delaware Corporation) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moldflow Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Moldflow Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Moldflow Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Moldflow Corporation as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended June 30, 2007 and our report dated September 13, 2007 expressed an unqualified opinion on those financial statements.

/s/  Grant Thornton LLP
Boston, Massachusetts
September 13, 2007

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors.  Incorporated herein by reference is the information appearing under the captions “Information Regarding Directors” and “Information Regarding the Board of Directors and Its Committees” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Executive Officers.  Incorporated herein by reference is the information appearing under the caption “Executive Officers” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance.  Incorporated herein by reference is the information appearing under the caption “Information Regarding Moldflow Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Code of Ethics.  Incorporated herein by reference is the information appearing under the caption “Code of Ethics” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Compensation Discussion & Analysis” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the captions “Information Regarding Moldflow Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the caption “Director Independence” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference is the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

EXHIBIT INDEX

Exhibit
No.	Title

2.1	Asset Purchase Agreement by and between Moldflow Corporation and Husky Injection Molding Systems Ltd., dated June 25, 2007 (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 27, 2007, and incorporated by reference thereto.)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.2	Third Amended and Restated By-laws of the Registrant. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 4, 2007, and incorporated by reference thereto.)
3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 19, 2002 and incorporated by reference thereto.)
3.4	Certificate of Preferences and Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
4.1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
10.1	Form of Incentive Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)

Exhibit
No.	Title

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.4	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
10.7	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.8	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.9	Moldflow Corporation 1997 Equity Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.10	Form of Director Indemnification Agreement to be entered into between the Registrant and Each Non-employee Director. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.11	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. ** (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.12	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.)
10.13	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated by reference thereto.)
10.14	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.15	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Ian M. Pendlebury.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.16	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Peter K. Kennedy.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.17	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.18	Amended and Restated Employment Agreement dated as of July 8, 2005 between Christopher L. Gorgone and Moldflow Corporation.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated by reference thereto.)
10.19	Form of Cash Bonus Plan for Certain Executive Officers and Key Employees.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)
10.20	Form of Restricted Stock Award Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan, except with respect to Ian Pendlebury and Peter Kennedy, in which case paragraph 8 has been deleted.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)

Exhibit
No.	Title

10.21	Employment Agreement dated as of August 27, 2007 between the Registrant and Gregory W. Magoon.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2007, and incorporated by reference thereto.)
10.22	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
10.23	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
10.24	Change of Control Agreement between the Registrant and Gregory W. Magoon, (Filed herewith.)
10.25	Transition Agreement between the Registrant and Christopher L. Gorgone. (Filed herewith.)
10.26	Employment Agreement dated September 7, 2006 between the Registrant and G. Fred Humbert. (Filed herewith.)
16.1	Letter Regarding Change in Certifying Accountant. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 10, 2006, and incorporated by reference thereto.)
21.1	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Grant Thornton LLP. (Filed herewith.)
23.2	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Moldflow Corporation

By:	/s/ Gregory W. Magoon
Gregory W. Magoon
Executive Vice President and
Chief Financial Officer

Date: September 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Roland Thomas A. Roland Thomas	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 13, 2007

/s/ Gregory W. Magoon Gregory W. Magoon	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2007

/s/ Roger E. Brooks Roger E. Brooks	Director	September 13, 2007

/s/ Frank W. Haydu III Frank W. Haydu III	Director	September 13, 2007

/s/ Robert J. Lepofsky Robert J. Lepofsky	Director	September 13, 2007

/s/ Robert P. Schechter Robert P. Schechter	Director	September 13, 2007

SCHEDULE II

Schedule II.  Valuation and Qualifying Accounts

	Beginning					Ending
Item	Balance	Additions		Deductions		Balance
	(In thousands)

For the year ended June 30, 2007:
Allowance for doubtful accounts	$164	$152	(a)	$(74	)(b)	$242
Deferred tax asset valuation allowance	2,568	1,017	(a)	(73	)(c)	3,512
For the year ended June 30, 2006:
Allowance for doubtful accounts	$125	$39	(a)	$—	(b)	$164
Deferred tax asset valuation allowance	1,967	661	(a)	(60	)(c)	2,568
For the year ended June 30, 2005:
Allowance for doubtful accounts	$389	$95	(a)	$(359	)(b)	$125
Deferred tax asset valuation allowance	1,514	885	(a)	(432	)(c)	1,967

(a)	Additional provisions and foreign currency translation effects.

(b)	Specific write-offs, collections of previously reserved items recorded as a benefit to general and administrative expenses and foreign currency translation effects.

(c)	Utilization of net operating loss carryforwards, reductions in other deferred tax assets and foreign currency translation effects.

MOLDFLOW CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30,
	2007	2006
	(In thousands, except share and per share
	data)

ASSETS
Current assets:
Cash and cash equivalents	$59,482	$52,111
Marketable securities	13,163	8,443
Accounts receivable, net of allowance for doubtful accounts of $242 and $164 at June 30, 2007 and 2006, respectively	11,878	9,338
Prepaid expenses	6,383	6,415
Other current assets	10,594	2,987
Current portion of assets held for sale (Note 3)	—	5,378

Total current assets	101,500	84,672
Fixed assets, net	3,137	2,768
Goodwill	6,465	6,465
Other assets	2,659	1,870
Assets held for sale, net of current portion	—	14,418

Total assets	$113,761	$110,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$876	$1,143
Accrued expenses	11,489	8,997
Deferred revenue	14,095	11,268
Current portion of liabilities held for sale	—	2,656

Total current liabilities	26,460	24,064
Deferred revenue	1,582	1,325
Other long-term liabilities	305	394
Liabilities held for sale, net of current portion	—	453

Total liabilities	28,347	26,236

Contingencies, commitments and guarantor arrangements (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and 2006	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 12,343,922 shares issued, and 11,743,922 outstanding at June 30, 2007 and 11,410,030 shares issued, and 11,213,930 outstanding at June 30, 2006	124	114
Treasury stock, at cost; 600,000 shares at June 30, 2007 and 196,100 shares at June 30, 2006	(8,018)	(2,579)
Additional paid-in capital	85,358	75,335
Retained earnings	1,617	6,296
Accumulated other comprehensive income	6,333	4,791

Total stockholders’ equity	85,414	83,957

Total liabilities and stockholders’ equity	$113,761	$110,193

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,
	2007	2006	2005
	(In thousands, except
	per share data)

Revenue:
Product	$28,403	$24,433	$24,163
Services	27,450	24,523	23,388

Total revenue	55,853	48,956	47,551

Costs and operating expenses:
Cost of product revenue	1,545	1,511	1,340
Cost of services revenue	4,536	4,309	3,867
Research and development	8,026	7,390	7,307
Selling and marketing	20,436	17,697	15,753
General and administrative	14,042	11,893	11,060
Restructuring charges	—	1,247	—
Amortization of acquired intangible assets	—	—	83

Total costs and operating expenses	48,585	44,047	39,410

Income from continuing operations	7,268	4,909	8,141
Interest income, net	3,250	2,571	1,663
Other income, net	218	162	70

Income from continuing operations before income taxes	10,736	7,642	9,874
Provision for income taxes	2,187	2,381	1,604

Net income from continuing operations	8,549	5,261	8,270
Net loss from discontinued operations, net of income taxes (Note 3)	(11,469)	(4,260)	(1,513)
Net loss on disposal of discontinued operations, net of income taxes (Note 3)	(869)	—	—

Net income (loss)	$(3,789)	$1,001	$6,757

Basic net income per common share from continuing operations	$0.76	$0.47	$0.77
Basic net loss per common share from discontinued operations	(1.02)	(0.38)	(0.14)
Basic net loss per common share on the disposal of discontinued operations	$(0.08)	—	—

Basic net income (loss) per common share	$(0.34)	$0.09	$0.63

Diluted net income per common share from continuing operations	$0.73	$0.44	$0.71
Diluted net loss per common share from discontinued operations	(0.98)	(0.36)	(0.13)
Diluted net loss per common share on the disposal of discontinued operations	(0.07)	—	—

Diluted net income (loss) per common share	$(0.32)	$0.08	$0.58

Shares used in computing net income (loss) per common share:
Basic	11,225	11,114	10,761
Diluted	11,746	11,817	11,625

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Retained	Accumulated
	Common Stock		Additional			Earnings/	Other	Total
	Shares	Par	Paid-In	Treasury Stock		(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Issued	Value	Capital	Shares	Cost	Deficit)	Income	Equity	Income (Loss)
	(In thousands, except share data)

Balance at June 30, 2004	10,619,432	$106	$67,554	—	—	$(1,462)	$3,381	$69,579
Exercise of stock options	298,120	3	1,816					1,819
Issuance of stock under employee stock purchase plan	13,402		256					256
Comprehensive income:
Net income						6,757		6,757	$6,757
Change in unrealized losses on investments, net of taxes							17	17	17
Change in unrealized losses on hedging instruments, net of taxes							(6)	(6)	(6)
Foreign currency translation adjustment							1,727	1,727	1,727

Comprehensive income									$8,495

Balance at June 30, 2005	10,930,954	109	69,626	—	—	5,295	5,119	80,149
Purchase of treasury stock				(196,100)	(2,579)			(2,579)
Exercise of stock options	384,476	4	2,760					2,764
Issuance of restricted stock	94,733	1	(1)
Forfeitures of restricted stock	(12,989)
Share-based compensation			2,170					2,170
Tax benefit from share-based compensation transactions			639					639
Issuance of stock under employee stock purchase plan	12,856		141					141
Comprehensive income:
Net income						1,001		1,001	$1,001
Change in unrealized losses on investments, net of taxes							31	31	31
Change in unrealized losses on hedging instruments, net of taxes							(9)	(9)	(9)
Foreign currency translation adjustment							(350)	(350)	(350)

Comprehensive income									$673

Balance at June 30, 2006	11,410,030	114	75,335	(196,100)	(2,579)	6,296	4,791	83,957
Cumulative adjustment from adoption of SAB No. 108, net of tax (Note 17)			514			(890)		(376)
Purchase of treasury stock				(403,900)	(5,439)			(5,439)
Exercise of stock options	820,971	9	6,253					6,262
Issuance of restricted stock	125,969	1	(80)					(79)
Forfeitures of restricted stock	(13,048)
Share-based compensation			2,264					2,264
Tax benefit from share-based compensation transactions			1,072					1,072
Comprehensive (loss):
Net (loss)						(3,789)		(3,789)	$(3,789)
Change in unrealized losses on investments, net of taxes							6	6	6
Change in unrealized losses on hedging instruments, net of taxes							(1)	(1)	(1)
Foreign currency translation adjustment							1,537	1,537	1,537

Comprehensive (loss)									$(2,247)

Balance at June 30, 2007	12,343,922	$124	$85,358	(600,000)	$(8,018)	$1,617	$6,333	$85,414

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income from continuing operations	$8,549	$5,261	$8,270
Net loss from discontinued operations	(11,469)	(4,260)	(1,513)
Loss on disposal of discontinued operations (Note 3)	(869)	—	—

Net income (loss)	$(3,789)	$1,001	$6,757
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of fixed assets	1,130	1,157	1,479
Amortization of other intangible assets	849	564	621
Provisions for doubtful accounts	152	39	(95)
Share-based compensation	1,932	1,896	—
Change in deferred income taxes due to share-based compensation	154	—	—
Excess tax benefits from shared-based compensation	(532)	(254)	—
Other non-cash charges	(200)	254	(182)
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(2,616)	(526)	(2,653)
Prepaid expenses, and other current assets	(313)	(3,304)	(547)
Other assets	(217)	(101)	367
Accounts payable	(294)	(1,275)	312
Accrued expenses and other liabilities	1,425	(1,200)	899
Deferred revenue	3,177	692	1,573

Net cash provided by operating activities of continuing operations	13,196	3,203	10,044
Net cash used in operating activities of discontinued operations	(2,195)	(1,264)	(3,706)

Net cash provided by operating activities	11,001	1,939	6,338
Cash flows from investing activities:
Purchases of fixed assets	(1,066)	(1,029)	(1,086)
Capitalization of software development costs	(340)	(496)	(201)
Purchases of marketable securities	(25,738)	(19,481)	(5,096)
Sales and maturities of marketable securities	21,018	22,361	9,455
Proceeds from sale of business	(391)	—	—

Net cash (used in) provided by investing activities of continuing operations	(6,517)	1,355	3,072
Net cash (used in) provided by investing activities of discontinued operations	948	(220)	(81)

Net cash (used in) provided by investing activities	(5,569)	1,135	2,991

Cash flows from financing activities:
Proceeds from issuance of common stock	6,183	2,972	2,490
Purchase of treasury stock	(5,439)	(2,579)	—
Excess tax benefits from share-based compensation	532	254	—

Net cash provided by financing activities	1,276	647	2,490
Effect of exchange rate changes on cash and cash equivalents	663	(520)	1,104

Net increase in cash and cash equivalents	7,371	3,201	12,923
Cash and cash equivalents, beginning of period	52,111	48,910	35,987

Cash and cash equivalents, end of period	$59,482	$52,111	$48,910

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,837	$1,713	$1,764

The accompanying notes are an integral part of these consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Business

Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software solutions for the design and engineering of injection-molded plastic parts. The Company’s revenues are derived primarily from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe and Asia.

In June 2007, the Company sold its Manufacturing Solutions (“MS”) division. The results of operations of the MS division and the balance sheet amounts pertaining to this business have been classified as discontinued operations in the consolidated financial statements (Note 3). Unless indicated otherwise, both current and historical amounts provided in these financial statements and notes pertain to the Company’s continuing operations. Prior year amounts have been reclassified to conform with the fiscal 2007 presentation.

The Company’s fiscal year end is June 30. References to 2007, 2006 or 2005 mean the fiscal year ended June 30, unless otherwise indicated.

2.	Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include estimates of loss contingencies, acquisition accounting valuations, software development costs eligible for capitalization, amortization and depreciation period estimates, and the potential outcome of future tax consequences of events that have been recognized in the financial statements or tax returns. Actual results and outcomes may differ from these estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company has no special purpose entities.

Acquisition Accounting

The purchase price of each acquired business is allocated to the assets acquired and liabilities assumed, if any, at their respective fair value on the date of acquisition. In certain cases, third-party appraisers may be engaged to determine the fair value of the assets acquired. In other cases, depending upon the size of the acquisition and the nature of assets and liabilities acquired, management of the Company estimates the fair value of acquired assets and liabilities based upon a number of generally accepted valuation methodologies. In all cases, any excess purchase price over the amounts allocated to the assets acquired and liabilities assumed is recorded as goodwill.

Foreign Currency Translation

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the month end spot rate each fiscal month. Statement of operation amounts are translated at the average currency exchange rate for the year. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other income and expense. Net foreign currency transaction gains were $200,000, $214,000, and $83,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. The Company invests excess cash primarily in overnight investments and money market accounts of major financial institutions. Accordingly, these investments are subject to minimal credit and market risk and are reported at amortized cost, which approximates fair value. At June 30, 2007, 42%, 25%, 14%, 14% and 1% of the Company’s cash and cash equivalents was invested in accounts of five separate financial institutions; the remaining 4% was held in various operating bank accounts. At June 30, 2007, the Company had $11.6 million of cash and cash equivalents invested in foreign currency accounts. At June 30, 2006, 49%, 28%, 17%, and 1% of the Company’s cash and cash equivalents was invested in accounts of four separate financial institutions; the remaining 5% was held in various operating bank accounts. At June 30, 2006, the Company had $6.9 million of cash and cash equivalents invested in foreign currency accounts.

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

At June 30, 2007 and 2006, the Company’s marketable securities consisted of debt securities with maturities from the date of purchase in excess of three months, but less than one year. At June 30, 2007 and 2006, respectively, marketable securities consisted entirely of corporate bonds. These investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income, net of any related tax effect. As of June 30, 2007, and 2006, respectively, the unrealized losses on these marketable securities were immaterial.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of primarily cash equivalents, marketable securities, accounts receivable, hedging instruments and accounts payable. The carrying amounts of these instruments at June 30, 2007 and 2006 approximated their fair values.

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fixed Assets

Fixed assets, excluding buildings, are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. The Company’s building has been recorded at cost and is being depreciated over its estimated useful life using the diminishing value method. Maintenance and repair costs are charged to expense as incurred while improvements are capitalized. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets acquired in the Company’s business combinations (Note 4).

To assess the impairment of these assets or any identifiable acquired intangible assets, goodwill and other long-lived assets not subject to amortization, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires, among other things, the Company to test goodwill for impairment on at least an annual basis. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill, to assess whether impairment is present. The Company completes this test during its third fiscal quarter.

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company generates revenue from two principal sources: license fees for packaged software products and service fees from maintenance and support contracts, consulting, implementation, training and material testing services.

Licenses Fees:  For revenue derived from license fees for packaged software products the Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” both of which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company recognizes revenue from sales of software licenses upon product shipment provided that evidence of the arrangement exists, the arrangement fee is fixed or determinable, and collection of the related receivable is reasonably assured and free of contingencies.

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and Handling Fees:  Fees charged to customers for shipping and handling are included as a component of product revenue. Shipping and handling costs are recorded as a component of cost of product revenue.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expenses for the years ended June 30, 2007, 2006 and 2005 were $1.3 million, $1.5 million and $1.2 million, respectively.

Income Taxes

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The Company assesses its ability to realize deferred tax assets primarily based on the earnings history and future earnings potential of the legal entities through which the deferred tax assets will be realized as proscribed by SFAS No. 109, “Accounting for Income Taxes” (Note 16). Valuation allowances are provided against deferred tax assets, if, based on the weight of available evidence, it is more likely than not they will not be realized.

Share-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee and director services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which generally is the vesting period of the equity grant. Prior to July 1, 2005, the Company accounted for share-based

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation to employees and directors in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to fiscal 2006 have not been restated to reflect the fair value method of expensing share-based compensation (Note 14).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules prior to adoption of SFAS No. 123(R).

Restructuring

The Company accounts for charges resulting from operational restructuring in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146, which addresses financial accounting reporting associated with certain exit or disposal activities. Under SFAS No. 146, costs associated with certain exit or disposal activities are recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The determination of restructuring charges requires management’s judgment and may include such costs and charges as those related to employee severance, termination benefits, the write-off of assets, professional service fees and costs for future lease commitments on excess facilities, net of any estimated income from subleases. All such judgments and related estimates are reviewed and, if necessary, revised on a quarterly basis, which may result in adjustments to previously recorded liability accruals (Note 9).

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and all potential common equivalent shares outstanding including options and unvested restricted stock except where the result would be antidilutive. The dilutive effect of options and unvested restricted stock is determined under the treasury stock method using the average fair value of common stock for the period (Note 15). Under the provisions of SFAS No. 128 “Earnings per Share,” when there is income from continuing operations and an overall net loss, the Company computes diluted net loss per common share from discontinued operations and diluted net income (loss) per common share using the same number of potentially dilutive securities applied in computing diluted net income per common share from continuing operations, even though this would result in an anti-dilutive effect.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income(loss). At June 30, 2007, accumulated other comprehensive income was $6.3 million comprised primarily of net gains from cumulative foreign currency translation adjustments, and $9,000 of unrealized losses on hedging instruments. At June 30, 2006, accumulated other comprehensive income was $4.8 million comprised primarily of net gains from cumulative foreign currency translation adjustments, and $8,000 of unrealized losses on hedging instruments. The individual components of comprehensive income are reflected in the consolidated statement of stockholders’ equity.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption of SFAS No. 159 is allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on its financial position.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will require disclosure at the end of the annual reporting period of the nature of uncertain tax positions and related events if it is reasonably possible that those positions and events could change the associated recognized tax benefit within the next twelve months. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 effective July 1, 2007. The cumulative effect of applying the provisions of FIN No. 48 will be recorded as an adjustment to opening retained earnings in the first quarter of the fiscal 2008. The Company expects that the adoption of FIN No. 48 will result in a reduction in retained earnings, currently estimated between $300,000 and $500,000, with a corresponding increase in accrued income taxes.

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

3.	Discontinued Operations

During March 2007, in light of the Company’s overall strategy, most specifically its intent to focus on its core Design Analysis Solutions (“DAS”) software business, the Company committed to a plan to divest its Manufacturing Solutions (“MS”) division. Accordingly, the financial information for this division qualified for accounting as a discontinued operation under the provisions SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and therefore was reclassified to discontinued operations for all periods presented.

The Company tested the recoverability of the carrying value of the MS division by comparing it to the division’s estimated fair value which was based upon indications of fair value of the division expressed by third parties. As a result, the Company concluded that the goodwill associated with the division was impaired, and, accordingly, a charge of $10.2 million was recorded in the Company’s third fiscal quarter.

In June 2007, the Company sold its MS division to Husky Injection Molding Systems, Ltd. (“the Buyer”) for $7.0 million in cash, subject to a post-closing net asset value adjustment, estimated by the Company to be $744,000. The Company incurred $620,000 of transaction costs, resulting in a total net purchase price of $7.1 million. Pursuant to the sale agreement, $1.0 million of these proceeds were placed in escrow. As the Company did not expect the escrow to settle within the next twelve months, this balance was recorded as an other non-current asset as of June 30, 2007. Due to the timing of the closing of the sale, the remaining proceeds were recorded as a receivable and included as an other current asset as of June 30, 2007. In conjunction with the sale, the Company recognized a net loss on the sale of the MS division of $869,000.

On August 31, 2007, the Company received a notice from the Buyer disputing certain portions of the estimated post-closing net asset value adjustment totaling $441,000. The Company believes the original estimated adjustment that was recorded was appropriate and will work with the Buyer through the resolution process defined by the sale agreement.

Prior to its divestiture, the MS division had revenues of $13.5 million for the fiscal year ended June 30, 2007, $16.6 million for the year ended June 30, 2006 and $16.9 million for the year ended June 30, 2005. Net loss from

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations for the year ended June 30, 2007 was $11.5 million, primarily relating to the impairment of goodwill recorded in the third fiscal quarter (Note 4). Net loss of the discontinued operations was $4.3 million and $1.5 million in fiscal 2006 and 2005, respectively.

4.	Goodwill and Acquired Intangible Assets

In conjunction with the Company’s commitment to divest its MS division, the Company tested the recoverability of the carrying value of the MS division by comparing it to the division’s estimated fair value, concluding that $10.2 million of the MS division’s goodwill was impaired. For the purposes of this test, the estimated fair value was based upon indications of fair value of the MS division expressed by third parties, and the resulting impairment charge was recorded in the net loss from discontinued operations in the Company’s third quarter of fiscal 2007.

Subsequent to the divestiture of the MS division, the Company has reviewed the provisions of SFAS No. 131 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on its review, the Company has determined that it operates as a single reporting unit. The Company conducted its annual goodwill impairment test for fiscal 2007 as of the end of its third fiscal quarter, concluding that there was no indication of impairment of the goodwill associated with this reporting unit. The total carrying value of goodwill at both June 30, 2007 and June 30, 2006 was $6.5 million. As of June 30, 2007 and June 30, 2006, the Company’s other acquired intangibles were fully amortized.

5.	Derivative Financial Instruments and Hedging Activities

As of June 30, 2007, hedging instruments to exchange Euros with nominal amounts of $1.4 million were outstanding. The fair value of these instruments, as derived from dealer quotations, was $2,000 and was recorded as a component of other current assets. Net unrealized losses of $10,000 on these instruments were included in accumulated other comprehensive income. During the year ended June 30, 2007 gains of $327,000 were recorded as components of other income on the effective portion of options that were settled. During the year ended June 30, 2007, there was no gain or loss recognized on the ineffective portion of these options.

As of June 30, 2006, hedging instruments with nominal amounts of $4.5 million, $7.6 million and $5.7 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $92,000 and was recorded as a component of other current assets. Net unrealized losses of $8,000 on these instruments were included in accumulated other comprehensive income. During the year ended June 30, 2006, gains of $54,000 were recorded as components of other income on the effective portion of options that were settled. During the year ended June 30, 2006, there was no gain or loss recognized on the ineffective portion of these options.

The Company held no derivatives during fiscal 2007, 2006 or 2005 for non-hedging purposes.

6.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $340,000, $496,000 and $201,000 were capitalized in fiscal 2007, 2006, and 2005, respectively. All such costs have been included in other non-current assets in the Company’s consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years. Related amortization expense for fiscal years 2007, 2006 and 2005 was $531,000, $470,000 and $395,000, respectively, and has been included as a component of cost of product revenue in the Company’s consolidated statement of operations.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized software development costs consisted of the following:

	June 30,
	2007	2006
	(In thousands)

Gross carrying amount	$2,549	$2,209
Less — accumulated amortization	(1,844)	(1,313)

Net carrying amount	$705	$896

7.	Fixed Assets

Fixed assets consisted of the following:

	Estimated
	Useful Life	June 30,
	(Years)	2007	2006
		(In thousands)

Land	—	$305	$266
Buildings	30	2,029	1,775
Machinery and Equipment	4-7	1,250	1,487
Computer equipment	3-5	4,918	4,610
Furniture and fixtures	7-10	707	691
Computers and equipment under capital leases	3-7	424	626
Software	3-5	251	335
Leasehold improvements	varies	658	626
Other	3-10	317	250

		10,859	10,666
Less — accumulated depreciation and amortization		(7,722)	(7,898)

		$3,137	$2,768

Depreciation expense, including amortization of assets under capital leases, was $1.1 million, $1.2 million and $1.5 million for the years ended June 30, 2007, 2006 and 2005, respectively. Accumulated amortization for assets held under capital leases was $424,000 and $626,000 at June 30, 2007 and 2006, respectively. The useful life of leasehold improvement is the lesser of its economic life or the listed term of the lease.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

Accrued expenses included the following accruals and other current liabilities:

	June 30,
	2007	2006
	(In thousands)

Employee wages, commissions and other compensation	$1,500	$614
Employee leave costs	2,944	2,356
Employee retirement costs	796	576
Professional fees	579	434
Income and withholding taxes	4,064	3,911
Restructuring costs	117	213
Other	1,489	893

	$11,489	$8,997

9.	Restructuring Plans

October 2005 Plan

In October 2005, the Company initiated a corporate restructuring plan (the “October 2005 plan”) to reduce its operating costs, which included the involuntary termination of certain employees within various departments of the Company. As a result of the October 2005 plan, the Company recorded a restructuring charge of $1.2 million in fiscal 2006, which included legal and travel costs associated with the activities. All activities under the October 2005 plan were completed before June 30, 2006.

10.	Credit Facilities

The Company has an unsecured $5.0 million working capital credit facility with a domestic bank that expires in February 2009. The available borrowing base of the facility is subject to a calculation that is based on eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. This facility includes certain restrictive covenants, all of which the Company was in compliance with as of June 30, 2007. These covenants include liquidity and profitability measures and restrictions that limit the ability of the Company to merge, acquire or sell certain assets without prior approval from the bank. Loans against the facility bear interest at the bank’s prime rate. As of June 30, 2007, the Company had utilized $296,000 of the available borrowing base through outstanding foreign exchange contracts and letters of credit. The remaining available borrowing base was $4.7 million. As of June 30, 2007 and 2006, there were no loans against the facility, which would bear interest at the bank’s prime rate.

Certain subsidiaries of the Company have established unsecured foreign exchange credit facilities with two separate financial institutions for the purposes of establishing foreign exchange contracts. As of June 30, 2007 and 2006, there were no advances against these facilities which would be guaranteed by the Company.

Certain subsidiaries of the Company have established other credit facilities, totaling approximately $460,000 at June 30, 2007, with two separate financial institutions for general working capital requirements and foreign exchange facilities. Advances against these facilities bear interest at the institutions’ published rates, plus 2.0% per annum. As of June 30, 2007 and 2006, there were no advances against these facilities.

11.	Preferred Stock

At June 30, 2007, there were no shares of preferred stock issued or outstanding.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Company’s Board of Directors.

13.	Share Repurchase Program and Treasury Stock

On May 17, 2006, the Company’s Board of Directors established a stock repurchase program under which the Company was authorized to repurchase up to 600,000 shares of its outstanding common stock. In fiscal 2006, pursuant to the program, the Company acquired 196,100 shares of its outstanding common stock for $2.6 million, an average purchase price of $13.15 per share. During fiscal 2007, the Company acquired 403,900 shares of its outstanding common stock for $5.4 million, an average purchase price of $13.47 per share. All such shares were held as treasury stock as of June 30, 2007.

14.	Share-Based Compensation and Stock Plans

Share-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee and director services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which generally is the vesting period of the equity grant. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006
	(In thousands)

Cost of product revenue	$4	$11
Cost of services revenue	39	93
Research and development	364	346
Selling and marketing	306	313
General and administrative	1,219	1,133

Share-based compensation expense before related tax effects	1,932	1,896
Provision for Income taxes	(85)	(151)

Net share-based compensation expense	$2,017	$2,047

Prior to fiscal 2006, no significant compensation cost related to share-based awards was recognized in the Company’s consolidated statement of operations.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Pre-vesting forfeiture rates for purposes of determining share-based compensation expense for stock options, restricted stock and restricted stock units for the year ended June 30, 2007 was 8.6%. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the year ended June 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant for both the Company’s continuing and discontinued operations was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006

Dividend yield	0%	0%
Expected volatility factor(1)	41.1%	38.5-49.2%
Risk-free interest rate(2)	4.9%-5.0%	3.9%-5.0%
Expected term (in years)(3)	3.5-5.0	3.5-5.8

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise.

No compensation cost was recognized for share-based awards for fiscal 2005. Had compensation cost been determined based on the fair value at the grant dates, the Company’s net income would have been the pro forma amounts indicated in the table below.

Year Ended
June 30,
2005
(In thousands,
except per
share data)

Net income from continuing operations as reported	$8,270
Less:
Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,708)

Pro forma net income	$5,562

Pro forma income from continuing operations:
Net income from continuing operations per common share — basic	$0.77
Net income from continuing operations per common share — diluted	$0.71
Net income from continuing operations per common share — basic pro forma	$0.52
Net income from continuing operations per common share — diluted pro forma	$0.48

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

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 4,096,219 shares of common stock by officers, employees,

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultants and directors of the Company. The number of shares issuable under the 2000 Plan is also increased as of each June 30 and December 31 by a number of shares equal to 20% of the shares issued by the Company during such six-month period. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of June 30, 2007, there were 1,223,412 shares available for future grant under the 2000 Plan.

The following sections, Stock Options, Restricted Stock, and Restricted Stock Units, summarize activity under the Company’s stock plans for both its continuing and discontinued operations.

Stock Options:

A summary of the Company’s stock option activity follows:

	Year Ended
	June 30, 2007		June 30, 2006		June 30, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,086,551	$10.85	2,487,267	$10.22	2,634,157	$9.77
Granted	248,513	12.42	185,529	15.05	337,800	12.20
Exercised	(820,971)	7.62	(415,748)	7.72	(349,947)	7.72
Canceled	(304,251)	13.48	(170,497)	13.95	(134,743)	12.74
Outstanding at end of period	1,209,842	$12.68	2,086,551	$10.85	2,487,267	$10.22

Options exercisable at end of period	875,642	$12.55	1,667,556	$10.33	1,733,684	$10.26

Weighted average fair value of options granted in the period		$5.35		$5.99		$7.08

The following table summarizes information about outstanding stock options as of June 30, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$0.36-$5.00	106,778	0.1 years	$4.62	106,778	$4.62
$5.01-$10.00	210,419	1.9 years	9.38	210,419	9.38
$10.01-$15.00	515,812	4.9 years	11.94	256,867	11.77
$15.01-$20.00	298,927	2.2 years	16.57	232,478	16.88
$20.01-$25.00	63,306	2.3 years	21.99	54,500	21.87
$25.01-$30.00	14,600	1.5 years	26.23	14,600	26.23

	1,209,842	3.1 years	$12.68	875,642	$12.55

The intrinsic value of options exercised in the year ended June 30, 2007 was $7.2 million, and the intrinsic value of options that vested during the period was $12.2 million. The total compensation cost from continuing operations not yet recognized as of June 30, 2007 related to non-vested stock option awards was $1.0 million, which

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be recognized over a weighted-average period of 1.5 years. The weighted average remaining contractual life for options exercisable at June 30, 2007 was 2.1 years.

Restricted Stock:

The following table summarizes restricted stock award activity under the 2000 Plan during the periods presented:

	Year Ended
	June 30, 2007		June 30, 2006
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of period	81,744	$15.39	—	$—
Granted	132,610	12.58	94,733	15.39
Vested	(37,721)	14.47	—	—
Forfeited	(13,048)	12.89	(12,989)	15.39

Nonvested at end of period	163,585	$13.52	81,744	$15.39

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $903,000 and $303,000 for the years ended June 30, 2007 and June 30, 2006, respectively. As of June 30, 2007, the total compensation cost from continuing operations not yet recognized related to non-vested restricted stock awards was $1.2 million, which will be recognized over a weighted-average period of 1.9 years.

For United States employees, vested restricted stock awards were net-share settled such that the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 6,641 for the year ended June 30, 2007 was based on the value of the restricted stock on their vesting date as determined by the Company’s closing stock price. Total payment for employees’ tax obligations was approximately $80,000. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Restricted Stock Units:

During the year ended June 30, 2007, the Company issued 24,620 restricted stock units to non-employee directors of the Company at no cost to the recipients. Each restricted stock unit vests annually over a three-year period. Vesting of the restricted stock units automatically accelerates upon a change of control of the Company. Vested restricted stock units are paid out in common stock upon the earlier of a termination of services by the recipient or a change of control of the Company. Restricted stock units do not have voting rights until such time as the restricted stock units are paid out in shares. These post-vesting restrictions were reflected in the discount rate and thus considered in the determination of the fair value of the restricted stock units. Two approaches were considered in estimating the discount rate: empirical studies related to transactions involving restricted shares and the level of discount implied by the Black-Scholes valuation model. The fair value of the restricted stock unit was determined to be $8.81 at date of grant, approximately 30% less than the intrinsic value of $12.59. The fair value of the restricted stock units is expensed ratably over the vesting period. Related to its continuing operations, the Company recorded share-based compensation expense related to restricted stock units of $39,000 for the year ended June 30, 2007. As of June 30, 2007, the total compensation cost not yet recognized related to non-vested

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock units was $143,000, which will be recognized as an expense to continuing operations over a weighted-average period of 2.5 years.

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

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Net Income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income from continuing operations and net income (loss) per common share:

	Year Ended June 30,
	2007	2006	2005
	(In thousands,
	except per share amounts)

Net income from continuing operations	$8,549	$5,261	$8,270
Net loss from discontinued operations	(11,469)	(4,260)	(1,513)
Net loss on disposal of discontinued operations	(869)	—	—

Net income (loss)	$(3,789)	$1,001	$6,757

Shares used in computing net income from continuing operations per common share — basic	11,225	11,114	10,761

Employee and director stock options	521	703	864

Dilutive potential common shares	521	703	864

Shares used in computing net income from continuing operations per common share — diluted	11,746	11,817	11,625

Net income (loss) per common share — basic
Continuing operations	$0.76	$0.47	$0.77
Discontinued operations	(1.02)	(0.38)	(0.14)
Net loss on disposal of discontinued operations	(0.08)	—	—

	$(0.34)	$0.09	$0.63

Net income (loss) per common share — diluted
Continuing operations	$0.73	$0.45	$0.71
Discontinued operations	(0.98)	(0.37)	(0.13)
Net loss on disposal of discontinued operations	(0.07)	—	—

	$(0.32)	$0.08	$0.58

Weighted average common stock equivalents related to stock options of 404,009, 485,823, and 492,400 shares were outstanding for the years ended June 30, 2007, 2006, and 2005, respectively, but were not included in the calculation of diluted net income per share as the sum of the option exercise proceeds, including unrecognized compensation and unrecognized future tax benefits, divided by the aggregate number of shares under outstanding options exceeded the average stock price and, therefore, would be antidilutive.

16.	Income Taxes

The components of income from continuing operations before income taxes consisted of the following:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Domestic loss	$(2,936)	$(3,258)	$(3,629)
Foreign income	13,672	10,900	13,503

Income before income taxes	$10,736	$7,642	$9,874

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes from continuing operations consisted of the following:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Current:
Federal	$(132)	$43	$(927)
State	(118)	11	10
Foreign	2,179	1,811	2,761

Total current tax expense	1,929	1,865	1,844

Deferred:
Federal	310	134	37
State	57	25	7
Foreign	(109)	357	(284)

Total deferred tax expense	258	516	(240)

Provision for income taxes	$2,187	$2,381	$1,604

The reconciliation of the provision for income taxes computed at the U.S. federal statutory rate to the actual provision is as follows:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Income taxes computed at the statutory federal rate of 34%	$3,645	$2,598	$3,360
State income taxes, net of federal benefit	16	11	10
Revision of estimated tax liabilities	(432)	—	—
Other permanent items	606	1,030	604
Change in valuation allowance	937	487	(460)
Foreign tax rate differential	(2,586)	(1,848)	(2,354)
Other	1	103	444

Provision for income taxes	$2,187	$2,381	$1,604

The total income tax provision for the years ended June 30, 2007, 2006 and 2005 is as follows:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Continuing operations	$2,187	$2,381	$1,604
Discontinued operations	444	(465)	61

Total income tax provision	$2,631	$1,916	$1,665

Provision for Income Tax

The fiscal 2007 tax provision was $2.2 million on income from continuing operations before tax of $10.7 million resulting in an effective tax rate of approximately 20%, decreasing from an effective tax rate of 31% in fiscal 2006. In fiscal 2007, significant reconciling items between the 34% U.S. federal statutory income tax rate and the 20% effective tax rate included a $2.6 million favorable tax rate differential between the U.S. and

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain foreign jurisdictions and the impact of a $432,000 revision of our estimated tax liabilities. The impact of these favorable items was partially offset by a $937,000 of expense incurred to increase the valuation allowance and $622,000 related to other permanent items, including nondeductible, share-based compensation expenses.

Undistributed Earnings of Foreign Subsidiaries

The Company does not provide for U.S. income taxes or benefits or foreign withholding taxes on undistributed earnings of its foreign subsidiaries because such earnings are indefinitely reinvested with the exception of the 2006 earnings repatriation discussed below. The cumulative amount of undistributed foreign subsidiary earnings was $25.0 million and $15.1 million at June 30, 2007 and 2006, respectively.

Deferred Tax Assets and Liabilities

The deferred tax assets and liabilities consist of the following:

	June 30,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$1,222	$1,195
Foreign tax and other credit carryforwards	757	822
Accrued expenses not yet deductible for tax purposes	1,846	1,227
Other	147	169

Gross deferred tax assets	3,972	3,413
Valuation allowance on deferred tax assets	(3,512)	(2,568)

Total deferred tax assets	460	845
Deferred tax liabilities	(328)	(798)

Net deferred tax asset	$132	$47

Net Operating Loss and Other Carryforwards

At June 30, 2007, the Company had available net operating loss carryforwards for U.S. federal tax purposes of approximately $2.3 million, which expire in 2025 and 2027. The Company also had foreign net operating loss carryforwards of $1.2 million, some of which have varying expiration dates, with the balance subject to unlimited carryforward periods. The Company has $757,000 of foreign or business tax credits available which expire at various dates through 2016. Substantially all of the U.S. net operating loss carryforwards and foreign tax credits are included in the valuation allowance. Excluded in the net operating loss deferred tax asset is approximately $791,000 related to certain net operating loss carryforwards resulting from exercise of employee stock options, the tax benefit of which when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

Valuation Allowance

A portion of the Company’s valuation allowance as of June 30, 2007 was established to reserve against certain deferred tax assets resulting from the exercise of employee stock options, in accordance with SFAS No. 109 “Accounting for Income Taxes”. Removal of the valuation allowance related to these assets would result in a credit to additional paid-in capital within stockholders’ equity rather than a reduction in the provision for income taxes. If the valuation allowance of $3.5 million as of June 30, 2007 were to be removed in its entirety, a $499,000 non-cash

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in income tax expense and a $499,000 credit to additional paid-in capital would be recorded in the period of removal.

Repatriation of International Earnings

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted in October 2004. The AJCA created a one-time incentive for U.S. corporations to repatriate undistributed earnings from their foreign subsidiaries by providing an 85% dividends-received deduction for certain foreign earnings. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year. The Company repatriated $10.6 million in foreign subsidiary earnings under the provisions of the AJCA in fiscal 2006, incurring tax expenses of $525,000.

Tax Audit

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties and interest, is approximately $6.6 million (A$7.8 million). Payments of $3.3 million (A$3.9 million) have been made to date with respect to these assessed amounts. The liability amount of approximately $6.6 million (A$7.8 million) referred to above represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations.

In November 2005, the Company received a notice of assessment from the tax authority related to its 2001 tax year, which assessed a tax due in an amount of $1.5 million (A$1.8 million). Subsequently, the Company was issued penalty and interest charges totaling $1.2 million (A$1.4 million) related to the tax assessment for the 2001 year.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company paid $771,000 (A$907,000), approximately 50% of the income tax assessment for 2001, to the tax authority in December 2005. In April 2006, the Company paid 50% of the penalty and interest charges totaling $602,000 (A$708,000) related to the tax assessment for the 2001 year. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, the Company received a notice of assessment for tax, interest and penalties related to 1994 and 1995 totaling approximately $3.8 million (A$4.5 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in the fourth quarter of 2006, the Company paid approximately $935,000 (A$1.1 million) to the tax authority, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years and $935,000 (A$1.1 million), which represented 50% of the outstanding tax and penalty assessments for the 1994 and 1995 years. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute.

The Company believes that the positions on its tax returns have merit. The Company has taken steps to preserve its rights through the ATO’s objection process and believes that its position will ultimately be sustained. Accordingly, the Company has not recorded any liabilities in its consolidated balance sheet related to these matters. All payments made to the ATO have been recorded as current assets in all periods presented, as the Company currently expects a resolution to these matters within the next twelve months.

17.	Staff Accounting Bulletin No. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB No. 108, we used the roll-over method for quantifying financial misstatements.

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

The Company adopted SAB No. 108 as of June 30, 2007, as required. Upon adoption of SAB No. 108, the Company assessed the effect of misstatements, regardless of when they originated. The Company concluded that the misstatements were not material, individually or in aggregate, to previous fiscal years, but that its cumulative effect from a “dual approach” perspective was material to fiscal year 2007. As a result, the Company corrected such cumulative misstatements, which included accounting for stock option expenses and prepaid income taxes.

The following table summarizes the effects of applying the guidance in SAB No. 108 (in thousands):

Retained
Earnings

Beginning balance of retained earnings as of July 1, 2006 (as previously reported)	$6,296
Adjustment 1	(376)
Adjustment 2	(514)

Adjusted beginning balance of retained earnings as of July 1, 2006	$5,406

(1)	In February 2007, the Company determined it incorrectly recorded an entry against the prepaid income tax account in fiscal 2002. After further investigation conducted in fiscal 2007 the Company concluded that, as a result of this error, its income tax expenses were understated by $247,000, $61,000, $68,000 in fiscal 2002, 2003 and 2004, respectively.

(2)	In June 2006, the Company determined it incorrectly estimated the value of certain of its stock options granted in fiscal 2002 and fiscal 2003. The total combined impact of these matters was $514,000, of which $15,000, $297,000, $152,000, $47,000 and $3,000 should have been recorded in fiscal year 2002, 2003, 2004, 2005 and 2006, respectively.

18.	Benefit Plans

401(k) Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S.-based employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company. The Company contributed $374,000, $365,000, and $365,000 to the 401(k) Plan in the years ended June 30, 2007, 2006 and 2005, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superannuation Plan

Employees of the Company’s Australian subsidiary are covered by a defined contribution Superannuation Plan. The Superannuation Plan covers substantially all Australian employees and, under Australian law, the Company is required to contribute a fixed percentage of taxable compensation to this plan. The Company contributed $352,000, $357,000, and $304,000 to the Superannuation Plan in the years ended June 30, 2007, 2006 and 2005, respectively.

19.	Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as director or officer of the Company or its subsidiary companies, and performance under credit facilities of the Company’s subsidiaries. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. However, the Company has never incurred material costs to settle claims or defend lawsuits related to these Agreements and their estimated fair value is minimal. Accordingly, as of June 30, 2007, no liabilities have been recorded.

The Company generally warrants that its products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the products to the customer for a period of 90 days to two years from the date of shipment or any longer period that may be required by local law. The Company records a liability based upon its history of claims against the contractual warranty provisions. Historically, payments made under these provisions have been insignificant.

Lease Commitments

The Company leases certain of its office space, autos and equipment under noncancelable operating leases, which expire at various dates through 2012. At June 30, 2007, the Company had no outstanding capital lease obligations. At June 30, 2006, the Company had $21,000 in outstanding capital lease obligations. Future minimum lease commitments at June 30, 2007 are as follows:

Operating
Year Ending June 30,	Leases
(In thousands)

2006	$2,199
2007	1,411
2008	1,027
2009	959
2010	850
Thereafter	646

$7,092

Total rent expense under these operating leases was $2.0 million, $2.3 million and $2.3 million, excluding lease termination costs associated with restructuring, for the years ended June 30, 2007, 2006 and 2005, respectively.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Company has various contractual obligations for the purchase of goods or services that are enforceable and legally binding on the part of the Company. At June 30, 2007, future purchase commitments are as follows:

Purchase
Year Ending June 30,	Commitments
(In thousands)

2007	$247
2008	253
2009	104

$604

20.	Geographic Information

The Company has reviewed the provisions of SFAS No. 131 with respect to the criteria necessary to evaluate the number of operating segments that exist. Based on its review the Company has determined that it operates in one segment. The Company licenses and sells its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia. Revenue classification below is based on the country in which the sale originates.

The following table sets forth our total revenue by geographic region for each of fiscal 2007, 2006 and 2005:

					Increase
		Increase			(Decrease)
		Compared			Compared
		to Prior			to Prior
	Fiscal	Fiscal Year		Fiscal	Fiscal Year		Fiscal
	2007	$	%	2006	$	%	2005
	($ In thousands)

Asia/Australia revenue:
Products	$15,217	$2,625	21%	$12,592	$152	1%	$12,440
Services	10,123	1,143	13	8,980	776	9	8,204

Total	25,340	3,768	17	21,572	928	4	20,644

Americas revenue:
Products	4,268	1,122	36	3,146	(425)	(12)	3,571
Services	6,271	371	6	5,900	376	7	5,524

Total	10,539	1,493	17	9,046	(49)	(1)	9,095

Europe revenue:
Products	8,918	223	3	8,695	543	7	8,152
Services	11,056	1,413	15	9,643	(17)	—	9,660

Total	19,974	1,636	9	18,338	526	3	17,812

Total revenue:
Products	28,403	3,970	16	24,433	270	1	24,163
Services	27,450	2,927	12	24,523	1,135	5	23,388

Total	$55,853	$6,897	14%	$48,956	$1,405	3%	$47,551

Substantially all of the revenue in the Americas region is derived from the United States, the Company’s country of domicile.

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s revenue from unaffiliated customers attributed to its most significant geographic regions.

		% of		% of		% of
	Fiscal	Total	Fiscal	Total	Fiscal	Total
	2007	Revenue	2006	Revenue	2005	Revenue
	(In thousands)

Revenue:
United States	$10,539	19%	$9,046	18%	$9,094	19%
Japan	$14,221	25%	$12,876	26%	$13,294	28%

The following table summarizes the Company’s long-lived assets, including intangible assets and goodwill, by geographic location (in thousands):

	June 30,
	2007	2006
	(In thousands)

Fixed assets, net:
Asia/Australia	$1,767	$1,794
Americas	1,012	582
Europe	358	392

Total consolidated	$3,137	$2,768

21.	Selected Quarterly Results of Operations (Unaudited)

The following table sets forth the unaudited quarterly consolidated statement of operations data for each of the eight quarters in the Company’s fiscal 2007 and fiscal 2006. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations for those periods and have been prepared on the same basis as the audited consolidated financial statements.

	Quarter Ended
	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In thousands, except per share data)

Revenue:
Product	$7,557	$8,123	$7,607	$5,116	$6,290	$5,796	$6,762	$5,585
Services	7,468	6,653	6,684	6,645	6,587	5,992	6,120	5,824

Total revenue	15,025	14,776	14,291	11,761	12,877	11,788	12,882	11,409

Costs and operating expenses:
Cost of product revenue	451	367	370	357	407	406	332	366
Cost of services revenue	1,177	1,123	1,209	1,027	1,161	1,116	1,019	1,013
Research and development	2,192	1,958	2,029	1,847	1,906	1,940	1,577	1,967
Selling and marketing	5,677	5,198	5,359	4,202	4,852	4,193	4,413	4,239
General and administrative	3,575	3,481	3,331	3,655	2,745	2,475	3,296	3,377
Restructuring charges	—	—	—	—	—	—	1,247	—

Total costs and operating expenses	13,072	12,127	12,298	11,088	11,071	10,130	11,884	10,962

MOLDFLOW CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In thousands, except per share data)

Income from continuing operations	1,953	2,649	1,993	673	1,806	1,658	998	447
Interest income, net	895	788	784	783	715	663	631	562
Other income (loss), net	203	(5)	17	3	66	62	53	(19)

Income from continuing operations before income taxes	3,051	3,432	2,794	1,459	2,587	2,383	1,682	990
Provision for (benefit from) income taxes(1)	1,075	638	632	(158)	1,677	214	681	(191)

Net income from continuing operations	1,976	2,794	2,162	1,617	910	2,169	1,001	1,181
Net income (loss) from discontinued operations, net of income taxes	(537)	(10,615)	(381)	64	(1,347)	(651)	(1,111)	(1,151)
Net loss on disposal of discontinued operations, net of income taxes	(869)	—	—	—	—	—	—	—

Net income (loss)	$570	$(7,821)	$1,781	$1,681	$(437)	$1,518	$(110)	$30

Net income (loss) from continuing operations per common share— Basic	$0.17	$0.25	$0.19	$0.14	$0.08	$0.19	$0.09	$0.11
Net income (loss) from continuing operations per common share — Diluted	$0.16	$0.24	$0.19	$0.14	$0.08	$0.18	$0.08	$0.10
Net income (loss) per common share — Basic	$0.05	$(0.70)	$0.16	$0.15	$(0.04)	$0.14	$(0.00)	$0.00
Net income (loss) per common share — Diluted	$0.05	$(0.67)	$0.15	$0.14	$(0.04)	$0.13	$(0.00)	$0.00

(1)	The Company’s benefit from income taxes in the first quarter of fiscal 2007 was $158,000 on income before tax of $1.5 million, which included a one-time benefit of $562,000 which resulted from a revised estimate of the tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions. The Company’s tax provision in our fourth quarter of fiscal 2006 was $1.7 million on profit before tax of $2.6 million, which included $525,000 of tax expense to repatriate $10.6 million from Australia and $463,000 of tax expense related to the use of net operating losses related to previous stock option exercises.

22.	Subsequent Events (Unaudited)

On July 2, 2007, the Company purchased hedging instruments with notional amounts of $5.7 million, $8.0 million and $5.4 million to exchange Euros, Japanese yen and Australian dollars, respectively. These hedging instruments were purchased as a component of the Company’s efforts to hedge a portion of its forecasted foreign currency denominated intercompany sales and a portion of its foreign currency denominated intercompany research and development payments.

On July 2, 2007, the Company received $6.0 million in cash proceeds from the sale of the MS division.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Moldflow Corporation

We have audited the accompanying consolidated balance sheets of Moldflow Corporation (a Delaware corporation) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moldflow Corporation as of June 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustment described in Note 3 to the financial statements that was applied to restate the 2005 consolidated statement of operations, stockholders’ equity and comprehensive income (loss) and cash flows to reflect the discontinued operations. In our opinion, this adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 financial statements of the Company other than with respect to such adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, appearing under Item 15 (a)(2), is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 14 to the consolidated financial statements, Moldflow Corporation changed its method of accounting for share-based payments as of July 1, 2005.

As discussed in Note 17 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of July 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Moldflow Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2007 expressed an unqualified opinion on internal control effectiveness.

/s/  Grant Thornton LLP
Boston, Massachusetts
September 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Moldflow Corporation:

In our opinion, the consolidated statements of operations, of stockholders’ equity and comprehensive income (loss), and of cash flows for the year ended June 30, 2005, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 3, present fairly, in all material respects, the results of operations and cash flows of Moldflow Corporation and its subsidiaries for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America (the 2005 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). In addition, in our opinion, the financial statement schedule, before the effects of the adjustments described above, for the year ended June 30, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly been applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
September 13, 2005

EXHIBIT INDEX

Exhibit
No.	Title

2.1	Asset Purchase Agreement by and between Moldflow Corporation and Husky Injection Molding Systems Ltd., dated June 25, 2007 (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 27, 2007, and incorporated by reference thereto.)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000 filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
3.2	Third Amended and Restated By-laws of the Registrant. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 4, 2007, and incorporated by reference thereto.)
3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 19, 2002 and incorporated by reference thereto.)
3.4	Certificate of Preferences and Designations, Preferences and Rights of a Series of Preferred Stock of Moldflow Corporation classifying and designating the Series A Junior Participating Preferred Stock. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
4.1	Shareholder Rights Agreement, dated as of January 29, 2003, between Moldflow Corporation and EquiServe Trust Company, as Rights Agent. (Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 3, 2003 and incorporated by reference thereto.)
10.1	Form of Incentive Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004 filed with the Securities and Exchange Commission on November 3, 2004 and incorporated by reference thereto.)
10.4	Third Amendment to the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 filed with the Securities and Exchange Commission on February 10, 2004 and incorporated by reference thereto.)
10.7	Form of Incentive Stock Option Agreement under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.8	Form of Non-Qualified Stock Option Agreement for Company Employees under the Moldflow Corporation 2000 Stock Option and Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.9	Moldflow Corporation 1997 Equity Incentive Plan. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.10	Form of Director Indemnification Agreement to be entered into between the Registrant and Each Non-employee Director. ** (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)
10.11	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Moldflow Corporation 2000 Stock Option and Incentive Plan. ** (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-95289) and incorporated by reference thereto.)

Exhibit
No.	Title

10.12	Loan Agreement as of November 13, 2001 between Silicon Valley Bank and Moldflow Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 filed with the Securities and Exchange Commission on February 11, 2002 and incorporated by reference thereto.)
10.13	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed July 14, 2005 and incorporated by reference thereto.)
10.14	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.15	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Ian M. Pendlebury.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.16	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Peter K. Kennedy.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.17	Amended and Restated Employment Agreement, dated July 8, 2005, between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005 and incorporated by reference thereto.)
10.18	Amended and Restated Employment Agreement dated as of July 8, 2005 between Christopher L. Gorgone and Moldflow Corporation.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 14, 2005, and incorporated by reference thereto.)
10.19	Form of Cash Bonus Plan for Certain Executive Officers and Key Employees.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)
10.20	Form of Restricted Stock Award Agreement for Executive Officers under the Moldflow Corporation 2000 Stock Option and Incentive Plan, except with respect to Ian Pendlebury and Peter Kennedy, in which case paragraph 8 has been deleted.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2005, and incorporated by reference thereto.)
10.21	Employment Agreement dated as of August 27, 2007 between the Registrant and Gregory W. Magoon.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 30, 2007, and incorporated by reference thereto.)
10.22	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
10.23	Moldflow Corporation 2000 Stock Option and Incentive Plan, as amended. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 12, 2006, and incorporated by reference thereto.)
10.24	Change of Control Agreement between the Registrant and Gregory W. Magoon **. (Filed herewith.)
10.25	Transition Agreement between the Registrant and Christopher L. Gorgone**. (Filed herewith.)
10.26	Employment Agreement dated September 7, 2006 between the Registrant and G. Fred Humbert**. (Filed herewith.)
16.1	Letter Regarding Change in Certifying Accountant. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 10, 2006, and incorporated by reference thereto.)
21.1	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Grant Thornton LLP. (Filed herewith.)
23.2	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.