Form 10-Q
period 2007-09-30
MOLDFLOW CORP
filed 2007-11-05
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
November 1,
Class	2007

Common Stock, $0.01 par value per share	12,024,968

MOLDFLOW CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2007	2007
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$68,749	$59,482
Marketable securities	12,602	13,163
Accounts receivable, net	10,172	11,878
Prepaid expenses	6,707	6,383
Other current assets	4,783	10,594

Total current assets	103,013	101,500
Fixed assets, net	3,356	3,137
Goodwill	6,465	6,465
Other assets	1,629	2,659

Total assets	$114,463	$113,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,062	$876
Accrued expenses	8,991	11,489
Deferred revenue	12,392	14,095

Total current liabilities	22,445	26,460
Deferred revenue	1,808	1,582
Other long-term liabilities	1,617	305

Total liabilities	25,870	28,347

Contingencies, commitments and guarantor arrangements (Note 11)
Stockholders’ equity:
Common stock	126	124
Treasury stock, at cost	(8,526)	(8,018)
Additional paid-in capital	87,305	85,358
Retained earnings	2,624	1,617
Accumulated other comprehensive income	7,064	6,333

Total stockholders’ equity	88,593	85,414

Total liabilities and stockholders’ equity	$114,463	$113,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(In thousands, except
	per share data)
	(Unaudited)

Revenue:
Product	$5,787	$5,116
Services	7,617	6,645

Total revenue	13,404	11,761

Costs and operating expenses:
Cost of product revenue	397	357
Cost of services revenue	1,229	1,027
Research and development	2,101	1,847
Selling and marketing	4,820	4,202
General and administrative	3,946	3,655

Total costs and operating expenses	12,493	11,088

Income from continuing operations	911	673
Interest income, net	1,046	783
Other income (loss), net	(52)	3

Income from continuing operations before income taxes	1,905	1,459
Provision for (benefit from) income taxes	373	(158)

Net income from continuing operations	$1,532	$1,617
Net income from discontinued operations, net of income taxes (Note 2)	—	64
Net loss on disposal of discontinued operations, net of income taxes (Note 2)	(236)	—

Net income	$1,296	$1,681

Basic net income per common share from continuing operations	$0.13	$0.14
Basic net income per common share from discontinued operations	—	0.01
Basic net loss per common share on the disposal of discontinued operations	(0.02)	—

Basic net income per common share	$0.11	$0.15

Diluted net income per common share from continuing operations	$0.12	$0.14
Diluted net income per common share from discontinued operations	—	—
Diluted net loss per common on the disposal of discontinued operations	(0.02)	—

Diluted net income per common share	$0.10	$0.14

Shares used in computing net income (loss) per common share:
Basic	11,876	11,164
Diluted	12,330	11,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income from continuing operations	$1,532	$1,617
Net income from discontinued operations, net of income taxes (Note 2)	—	64
Net loss on disposal of discontinued operations, net of income taxes (Note 2)	(236)	—

Net income	$1,296	$1,681
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of fixed assets	250	267
Amortization of other intangible assets	186	219
Provisions for doubtful accounts	21	48
Share-based compensation	520	350
Other non-cash charges or expenses	89	(2)
Excess tax benefits from shared-based compensation	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	2,056	1,578
Prepaid expenses and other current assets	163	679
Other assets	1,056	(75)
Accounts payable	178	(378)
Accrued expenses and other liabilities	(1,751)	(1,375)
Deferred revenue	(2,130)	(1,520)

Net cash provided by operating activities of continuing operations	2,170	1,398
Net cash (used in) operating activities of discontinued operations	(236)	(166)

Net cash provided by operating activities	1,934	1,232
Cash flows from investing activities:
Purchases of fixed assets	(380)	(228)
Capitalization of software development costs	(64)	(52)
Purchases of marketable securities	(3,739)	(5,413)
Sales and maturities of marketable securities	4,300	5,743
Proceeds from sale of business	6,000	—

Net cash provided by investing activities of continuing operations	6,117	50
Net cash used in investing activities of discontinued operations	—	(31)

Net cash provided by investing activities	6,117	19

Cash flows from financing activities:
Proceeds from issuance of common stock	1,282	432
Purchase of treasury stock	(360)	(1,387)
Excess tax benefits from share-based compensation	—	10

Net cash (used in) provided by financing activities	922	(945)
Effect of exchange rate changes on cash and cash equivalents	294	103

Net increase in cash and cash equivalents	9,267	409
Cash and cash equivalents, beginning of period	59,482	52,111

Cash and cash equivalents, end of period	$68,749	$52,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Business

Moldflow Corporation (“Moldflow” or the “Company”) designs, develops, manufactures and markets computer software solutions for the design and engineering of injection-molded plastic parts. The Company’s revenues are derived from the plastics design and manufacturing industry. The Company sells its products primarily to customers in the United States, Europe, Asia and Australia. The Company’s fiscal year end is June 30.

The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K. The June 30, 2007 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On June 30, 2007, the Company completed the sale of substantially all of the assets of its Manufacturing Solutions (“MS”) division, including its Altanium, Shotscope and Celltrack product lines. The Moldflow Plastics Xpert (“MPX”) software product, which had been previously part of the MS division, was retained by Moldflow as this software-focused product line was more closely aligned with its Design Analysis Solutions (“DAS”) business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is reporting the MS division as a discontinued operation in the consolidated financial statements for all periods presented. See Note 2 to the consolidated financial statements, Discontinued Operations, for further discussion of the MS division divestiture. Unless indicated otherwise, both current and historical amounts provided throughout this Form 10-Q relate solely to the Company’s continuing operations.

2.	Discontinued Operations

On June 30, 2007, the Company completed the sale of its Manufacturing Solutions (“MS”) division to Husky Injection Molding Systems Ltd. (the “Buyer”) for $7.0 million in cash. The purchase price was subject to a post-closing net asset value adjustment to reflect the fair value of the assets and liabilities acquired at the date of closing. At June 30, 2007, the Company estimated that these post-closing adjustments would result in additional proceeds of $744,000. In the first quarter of fiscal 2008, the Company and the Buyer agreed to a final post-closing adjustment of $584,000, resulting in an adjusted total purchase price of $7.6 million. The difference between the estimated and actual adjustment, inclusive of associated legal costs, was recorded as an additional loss on the disposal of the discontinued operation.

The Company received $6.0 million of the purchase price in July 2007 and $584,000 in October 2007. Pursuant to the sale agreement, the remaining $1.0 million of the adjusted purchase price was placed in escrow. The Company expects the escrow to settle within the next twelve months and has recorded the balance as a current asset on its unaudited condensed consolidated balance sheet as of September 30, 2007.

3.	Share-Based Compensation and Stock Plans

Share-Based Compensation:

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee and director services. Under the

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period, which generally is the vesting period of the equity grant.

The following table presents share-based compensation expenses for the Company’s continuing operations included in its unaudited condensed consolidated statement of income:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(In thousands)

Cost of product revenue	$7	$2
Cost of services revenue	12	10
Research and development	110	71
Selling and marketing	114	57
General and administrative	277	210

Share-based compensation expense before related tax effects	520	350
Income tax benefit	(38)	—

Net share-based compensation expense	$482	$350

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Pre-vesting forfeiture rates for purposes of determining share-based compensation expense for stock options, restricted stock and restricted stock units for the three-month periods ended September 30, 2007 and September 30, 2006 were estimated to be 7.0% and 8.6%, respectively. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three-month periods ended September 30, 2007 and September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Dividend yield	0%	0%
Expected volatility factor(1)	44.3%	41.1%
Risk-free interest rate(2)	4.2-4.9%	4.9%
Expected term (in years)(3)(4)	4.8	3.5-5.0

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock and of peer group companies over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term assumption utilized by the Company for the period ended September 30, 2007 is the number of years that it estimates that options granted to its employees will be outstanding prior to exercise or post-vesting cancellation. The Company calculated the expected term using historical exercise and post-vesting cancellation data related to grants made to its employees.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The expected term assumption utilized by the Company for the period ended September 30, 2006 is the number of years that the Company estimates that options will be outstanding prior to exercise or post-vesting cancellation. The Company elected to use the simplified method for estimating the expected term for its stock options, which qualify as “plain-vanilla” options.

Stock Plans

In August 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”), which provided for the grant of incentive stock options, non-qualified stock options, stock awards and stock purchase rights for the purchase of up to 931,303 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. In April 1999, the number of shares available under the 1997 Plan was increased to 1,537,158 shares. The Board of Directors is responsible for administration of the 1997 Plan. The Company no longer issues shares under the 1997 Plan.

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 4,096,219 shares of common stock by officers, employees, consultants and directors of the Company. The number of shares issuable under the 2000 Plan is also increased as of each June 30 and December 31 by a number of shares equal to 20% of the shares issued by the Company during such six-month period. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of September 30, 2007, there were 989,488 shares available for future grant under the 2000 Plan.

The following sections, Stock Options, Restricted Stock, and Restricted Stock Units, summarize activity under the Company’s stock plans. Share data for the three months ended September 30, 2006 includes activity for both the Company’s continuing and discontinued operations.

Stock Options:

A summary of the Company’s stock option activity follows:

	Three Months Ended
	September 30,		September 30,
	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	1,209,842	$12.74	2,086,551	$10.85
Granted	154,683	16.13	239,207	12.03
Exercised	(163,057)	7.88	(88,482)	4.88
Canceled	(5,052)	11.95	(210,690)	13.23

Outstanding at end of period	1,196,416	$13.79	2,026,586	$10.98

Options exercisable at end of period	843,168	$13.45	1,517,885	$10.33
Weighted average fair value of options granted in the period		$7.01		$5.18

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding stock options as of September 30, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$5.01-$10.00	201,075	1.7 years	$9.37	201,075	$9.37
$10.01-$15.00	484,575	4.8 years	11.95	333,911	11.76
$15.01-$20.00	436,960	3.8 years	16.35	245,682	16.68
$20.01-$25.00	60,206	2.3 years	22.03	48,900	21.97
$25.01-$30.00	13,600	1.3 years	26.32	13,600	26.32

	1,196,416	3.7 years	$13.79	843,168	$13.45

The Company recorded share-based compensation expense from continuing operations related to stock options of $266,000 and $232,000 for the three months ended September 30, 2007 and September 30, 2006, respectively. The intrinsic value of options exercised in the three-month period ended September 30, 2007 was $2.3 million, and the intrinsic value of options that vested during the period was $916,000. The total compensation cost from continuing operations not yet recognized as of September 30, 2007 related to non-vested stock option awards was $1.8 million, which will be recognized over a weighted-average period of 2.3 years.

Vested share options outstanding and exercisable were 843,168 in the three month period ended September 30, 2007 with an intrinsic value of $5.1 million and a weighted average remaining contractual life of 2.4 years.

Restricted Stock:

The following table summarizes restricted stock award activity under the 2000 Plan during the periods presented:

	Three Months Ended
	September 30,		September 30,
	2007		2006
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	163,585	$13.52	81,744	$15.39
Granted	100,457	16.05	126,069	12.05
Vested	(62,919)	13.26	(19,699)	15.35

Nonvested at end of period	201,123	$14.87	188,114	$13.16

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $237,000 and $118,000 for the three months ended September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, the total compensation cost from continuing operations not yet recognized related to non-vested restricted stock awards was $2.6 million, which will be recognized over a weighted-average period of 2.4 years.

For United States employees, vested restricted stock awards were net-share settled such that the Company withheld shares with value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16,324 in the three-month period ended September 30, 2007 were recorded to treasury stock and were valued based on the Company’s closing price of the restricted stock on their vesting dates. The payment for employees’ tax obligations related to these shares was approximately $288,000. An additional 3,291 shares were withheld as a result of restricted stock surrendered for withholding taxes in a prior period and recorded in the three-month period ended September 30, 2007. The payment for employees’ tax obligations related to these shares was approximately $72,000.

Restricted Stock Units:

	Three Months Ended
	September 30, 2007
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at beginning of period	24,620	$8.81

Nonvested at end of period	24,620	$8.81

The Company did not issue any restricted stock units in the first quarter of fiscal 2008. Each restricted stock unit vests annually over a three-year period. Vesting of the restricted stock units automatically accelerates upon a change of control of the Company. Vested restricted stock units are paid out in common stock upon the earlier of a termination of services by the recipient or a change of control of the Company. Restricted stock units do not have voting rights until such time as the restricted stock units are paid out in shares. These post-vesting restrictions were reflected in the discount rate and thus considered in the determination of the fair value of the restricted stock units. Two approaches are considered in estimating the discount rate: empirical studies related to transactions involving restricted shares and the level of discount implied by the Black-Scholes valuation model. The fair value of the restricted stock units is expensed ratably over the vesting period.

The Company recorded share-based compensation expense related to restricted stock units of $17,000 for the three months ended September 30, 2007. As of September 30, 2007, the total compensation cost not yet recognized related to non-vested restricted stock units was $145,000, which will be recognized as an expense to continuing operations over a weighted-average period of 2.2 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Net Income Per Common Share

The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(In thousands, except
	per share data)

Net income from continuing operations	$1,532	$1,617
Net income from discontinued operations, net of income taxes (Note 2)	—	64
Net loss on disposal of discontinued operations, net of income taxes (Note 2)	(236)	—

Net income	$1,296	$1,681

Shares used in computing net income per common share — basic	11,876	11,164
Effect of dilutive securities:
Employee and Director Stock Options	454	449

Shares used in computing net income per common share — diluted	12,330	11,613

Basic net income per common share from continuing operations	$0.13	$0.14
Basic net income per common share from discontinued operations	—	0.01
Basic net loss per common share on the disposal of discontinued operations	(0.02)	—

Basic net income per common share	$0.11	$0.15

Diluted net income per common share from continuing operations	$0.12	$0.14
Diluted net income per common share from discontinued operations	—	$—
Diluted net loss per common on the disposal of discontinued operations	(0.02)	—

Diluted net income per common share	$0.10	$0.14

Weighted average common stock equivalents related to stock options of 107,206 and 863,000 shares were outstanding for the three-month periods ended September 30, 2007 and September 30, 2006, respectively but were not included in the calculation of diluted net income per share from continuing operations as their inclusion would be anti-dilutive.

Under the provisions of SFAS 128, “Earnings per Share,” when there is income from continuing operations and the Company reports a discontinued operation, the Company computes diluted net loss per common share from discontinued operations and total diluted net income (loss) per common share using the same number of potentially dilutive securities applied in computing diluted net income per common share from continuing operations, even though this would have an anti-dilutive effect.

5.	Derivative Financial Instruments and Hedging Activities

The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates. As of September 30, 2007, hedging instruments with notional amounts of $4.9 million, $6.6 million and $4.2 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $269,000 and was recorded as a component of other current assets. Net unrealized gains on these instruments of $88,000 at September 30, 2007 were included in

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income. During the three-month period ended September 30, 2007, a gain of $38,000 was recorded as a component of other income on the effective portion of options that were settled. As of September 30, 2007, there was no gain or loss recognized on the ineffective portion of these options.

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

The Company held no derivatives during the three-month period ended September 30, 2007 or September 30, 2006 for non-hedging purposes.

6.	Acquired Intangible Assets

Intangible assets acquired in the Company’s business combinations include goodwill, customer base, developed technology, customer order backlog and non-compete agreements. All of the Company’s acquired intangible assets, except for goodwill, were subject to amortization over their estimated useful lives, and, as of September 30, 2007 and June 30, 2007, were fully amortized.

The total carrying value of goodwill of the Company’s continuing operations at both September 30, 2007 and June 30, 2007 was $6.5 million.

7.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $64,000 and $52,000 were capitalized in three months ended September 30, 2007 and September 30, 2006, respectively. All such costs have been included in other non-current assets in the Company’s unaudited condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years.

A summary of capitalized software development costs follows:

	September 30,	June 30,
	2007	2007
	(In thousands)

Gross carrying amount	$2,613	$2,549
Less — accumulated amortization	(1,963)	(1,844)

Net carrying amount	$650	$705

8.	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income and loss. Other comprehensive income and loss includes certain changes in equity that are excluded from net income, such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of comprehensive income:

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(In thousands)

Net income	$1,296	$1,681
Other comprehensive income:
Increase in fair value of marketable securities, net of related tax effects	14	6
Increase in value of financial instruments designated as hedges, net of related tax effects	98	58
Foreign currency translation adjustment	619	98

Other comprehensive income	731	162

Comprehensive income	$2,027	$1,843

9.	Segment Information

The Company has reviewed the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” with respect to the criteria necessary to evaluate the number of operating segments that exist. Based on its review, the Company has determined that it operates as a single segment. The Company licenses and sells its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia.

The Company had no customers from which it derived more than 10% of the total revenue for the fiscal periods presented.

10.	Income Taxes

Provision for Income Tax:

The Company is subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining the provision for income taxes. For the three-month period ended September 30, 2007, the Company recorded a tax provision of $373,000, on income from operations before tax of $1.9 million, resulting in an effective income tax rate of 20%. For the three-months ended September 30, 2007, the difference between the effective tax rate of 20% and the U.S. federal statutory income tax rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. and a one-time tax benefit of $143,000 primarily due to the lapse of the applicable statute of limitations related to potential audits.

For the three-months ended September 30, 2006, the Company recorded a tax benefit of $158,000. The tax benefit included a one-time benefit of $562,000, which resulted from a revised estimate of the tax liabilities related to the tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions.

Valuation Allowance

The Company has established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At September 30, 2007, the Company had total deferred tax assets of $133,000, which is net of a tax asset valuation allowance of $3.6 million and deferred tax liabilities of $519,000. Realization of the net deferred tax assets is dependent on the Company’s ability to generate future taxable income in

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the related tax jurisdictions. Management believes that sufficient taxable income will be earned in the future to realize these assets.

FASB Interpretation No. 48

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Upon adoption, the Company recorded $289,000 of tax liabilities primarily related to estimated interest and penalties associated with previously recorded reserves. This amount was recorded as an increase to other long-term liabilities and a decrease to retained earnings on the Company’s condensed consolidated balance sheet. At the date of adoption, the Company had $184,000 of accrued interest and penalties included in other liabilities on its condensed consolidated balance sheet.

It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits as income tax expense in our consolidated statement of operations.

Unrecognized tax benefits represent tax positions for which reserves have been established. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1.7 million, of which $1.1 million, if recognized, would favorably affect our effective tax rate in any future period.

The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, France, Japan, Germany, Ireland and the U.S., and, as a result, files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years 2002 through 2006 are still open to examination depending on the major jurisdiction. With the exception of Australia, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002 in its major jurisdictions.

Tax Audit Australia

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties and interest, is approximately A$7.9 million (currently valued at $7.0 million). Payments of A$3.9 million (currently valued at $3.4 million) have been made to date with respect to these assessed amounts. The liability amount of approximately A$7.9 million referred to above represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations.

In November 2005, the Company received a notice of assessment from the ATO related to its 2001 tax year, which assessed a tax due in an amount of A$1.8 million (currently valued at $1.6 million). Subsequently, the Company was issued penalty and interest charges totaling A$1.4 million (currently valued at $1.2 million) related to the tax assessment for the 2001 year.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company paid A$907,000 (currently valued at $802,000), approximately 50% of the income tax assessment for 2001, to the ATO in December 2005, which was recorded as a current asset as of June 30, 2006. In April 2006, the Company paid 50% of the penalty and interest charges totaling A$708,000 (currently valued at $626,000) related to the tax assessment for the 2001 year. The ATO has agreed to defer any action to

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, the Company received a notice of assessment for tax, interest and penalties related to 1994 and 1995 totaling approximately A$4.5 million (currently valued at $3.9 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in the fourth quarter of 2006, the Company paid approximately A$1.1 million (currently valued at $972,000) to the ATO, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years and A$1.1 million (currently valued at $972,000), which represented 50% of the outstanding tax and penalty assessments for the 1994 and 1995 years. These items were also recorded as current assets. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute.

The Company believes that its positions on its tax returns have merit. The Company has taken steps to preserve its rights through the ATO’s objection process and believes that its position will ultimately be sustained. Accordingly, the Company has not recorded any liabilities or unrecognized tax benefit in its condensed consolidated balance sheet related to these matters. All payments made to the ATO have been recorded as current assets in all periods presented, as the Company currently expects a resolution to these matters within the next twelve months.

11.	Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as director or officer of the Company or its subsidiary companies. In addition, the Company may be responsible for the performance under credit facilities of the Company’s subsidiaries and for indemnity obligations in connection with the sale of business assets. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. However, the Company has never incurred material costs to settle claims or defend lawsuits related to these Agreements and their estimated fair value is minimal. Accordingly, as of September 30, 2007, no liabilities have been recorded.

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

12.	Share Repurchase Program and Treasury Stock

On May 17, 2006, the Company’s Board of Directors established a stock repurchase program under which the Company was authorized to repurchase up to 600,000 shares of its outstanding common stock. In fiscal 2006, pursuant to the program, the Company acquired 196,100 shares of its outstanding common stock for $2.6 million, an average purchase price of $13.15 per share. During fiscal 2007, the Company acquired 403,900 shares of its outstanding common stock for $5.4 million, an average purchase price of $13.47 per share. All such shares were held as treasury stock as of September 30, 2007.

During the quarter ended September 30, 2007, treasury stock increased by 45,959 shares of which 16,324 shares related to restricted stock net-share settlements during the quarter and 3,291 was related to a prior period. Restricted stock net-share settlements reduce the number of shares that would have otherwise been issued as a result of vesting. Net share settlements do not represent an expense to the Company. In addition, the Company also

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified 6,641 shares and 19,703 shares from common stock to treasury as these shares were also withheld in prior periods for employee’s tax obligations on restricted stock and stock options, respectively. All such shares were held as treasury stock as of September 30, 2007.

13.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption of SFAS No. 159 is allowed under certain circumstances. The Company is currently evaluating the timing of adoption of SFAS No. 159 and the impact that adoption might have on its financial position and its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption of SFAS No. 157 and the impact that adoption might have on its financial position and its results of operations.

14.	Subsequent Events

On November 1, 2007, the Company’s Board of Directors extended the Company’s stock repurchase program to allow for the repurchase of up to one million additional shares of its outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, we discuss the results of our continuing operations for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this report include, but are not limited to, statements concerning growth opportunities for our business, taxes, working capital and capital expenditure requirements, inflation, international operations and share-based compensation expenses. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information.

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

Corporate Strategy Overview

Our goal is to be the leading global provider of software optimization solutions for the design and manufacture of plastic parts. We help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold design process as well as improving efficiencies across their entire design-through-manufacture process.

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

We continue to increase the business value of our products for our customers by improving the performance and functionality of our products with each new release, and developing products addressing specific vertical market needs in each of our target market segments. In the design phase, for example, we provide applications that address the process of microchip encapsulation, a process which is involved in the manufacture of semiconductors.

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

A significant part of our growth strategy is directed toward increasing customer loyalty and further developing opportunities within our large installed customer base. We generally receive approximately 65% to 75% of our overall revenue from existing customers. We deliver product releases on a regular basis which incorporate significant functional improvements to ensure that our customers have access to the latest technological developments. We focus on customer satisfaction through programs aimed at involving our customers in the future direction of our products, enhancing their ease of use and user experience, and providing multiple points of contact within the Company to ensure that their needs are met. These efforts encourage our existing customers to both renew their annual maintenance contracts and purchase additional licenses.

Our uses of cash include capital expenditures to support our operations and product development, investments in growth initiatives, and repurchases of our outstanding common stock. We have also used cash to acquire other companies or strategic assets. We continue to evaluate merger and acquisition opportunities to the extent they support our strategy and growth objectives.

Discontinued Operations

On June 30, 2007, we completed the sale of our Manufacturing Solutions (“MS”) division to Husky Injection Molding Systems Ltd. (the “Buyer”) for $7.0 million in cash. The purchase price was subject to a post-closing net asset value adjustment to reflect the fair value of the assets and liabilities acquired at the date of closing. At June 30, 2007, we estimated that these post-closing adjustments would result in additional proceeds of $744,000. In the first quarter of fiscal 2008, we agreed with the Buyer to a final post-closing adjustment of $584,000, resulting in an adjusted total purchase price of $7.6 million. The difference between the estimated adjustment and the actual adjustment, inclusive of associated legal costs, was recorded as an additional loss on the disposal of the discontinued operation.

We received $6.0 million of the purchase price in July 2007 and $584,000 in October 2007. Pursuant to the sale agreement, the remaining $1.0 million of the adjusted purchase price was placed in escrow. We expect escrow to settle within the next twelve months and has recorded the balance as a current asset on its condensed consolidated balance sheet as of September 30, 2007.

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are reporting the MS division as a discontinued operation in the consolidated financial statements for all periods presented in these condensed consolidated financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In connection with the preparation of these financial statements, we make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosures.

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Critical accounting policies for us include: Revenue Recognition, Asset Valuation Allowances, Acquisition Accounting, Impairment Accounting (including the accounting treatment of discontinued operations), Income Tax Accounting, Capitalization of Software Development Costs, Stock Option Accounting, and Restructuring. Management has reviewed these policies and related disclosures with the Audit Committee of our Board of Directors. We have revised our income tax accounting critical accounting policy below. For a detailed explanation of the judgments included in our other critical accounting policies refer to our Annual Report on Form 10-K for the year ended June 30, 2007.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Under FIN 48, we first determine whether a tax authority would “more likely than not” sustain our tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that the enterprise has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. We maintain a cumulative risk portfolio relating to all our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax position in connection with FIN 48 requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of our tax positions, if significantly different from our Company’s estimates, could materially impact the financial statements.

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

Overview of Results of Continuing Operations for the Three Months Ended September 30, 2007:

	Three Months		Three Months
	Ended	As a	Ended	As a
	September 30,	% of	September 30,	% of
	2007	Revenue	2006	Revenue
	(In thousands, except for percentage data)

Revenue	$13,404	100%	$11,761	100%
Cost of revenue	1,626	12	1,384	12
Operating expenses	10,867	81	9,704	82

Income from continuing operations	$911	7%	$673	6%

•	Total revenue was $13.4 million and represented an increase of 14% from the same period of the previous year.

•	Product revenue was $5.8 million and represented an increase of 13% from the same period of the previous year.

•	Service revenue was $7.6 million and represented an increase of 15% from the same period of the previous year.

•	Income from continuing operations was $911,000 in the three-month period ended September 30, 2007 compared to $673,000 in the same period of the previous year.

•	Total net share-based compensation costs of $482,000 for the three-month period ended September 30, 2007 compared to $350,000 in the same period of the previous year.

•	Operating activities of continuing operations generated $2.2 million of cash in the three-month period ended September 30, 2007, compared to $1.4 million in the same period of the previous year.

Results of Continuing Operations

The following table sets forth our statement of continuing operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended
	September 30,	September 30,
	2007	2006

Revenue:
Product	43%	43%
Services	57	57

Total revenue	100%	100%

Costs and operating expenses:
Cost of product revenue	3%	3%
Cost of services revenue	9	9
Research and development	16	16
Selling and marketing	36	36
General and administrative	29	31

Total costs and operating expenses	93	95

Income from continuing operations	7	5
Interest income, net	8	7
Other income, net	(1)	1

Income from continuing operations before income taxes	14	13
Provision for (benefit from) income taxes	3	(1)

Net income from continuing operations	11%	14%

Revenue

	Three Months Ended
	September 30,	September 30,
	2007	2006
	(In thousands)

Revenue:
Product	$5,787	$5,116
Services	7,617	6,645

Total	$13,404	$11,761

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

The following table sets forth our revenue by geography for the three months ended September 30, 2007 and September 30, 2006.

		Increase
	Three Months	(Decrease)		Three Months
	Ended	Compared to		Ended
	September 30,	Prior Year		September 30,
	2007	$	%	2006
	(In thousands, except for percentage data)

Asia/Australia:
Products	$3,696	$863	30%	$2,833
Services	2,929	388	15	2,541

Total Asia/Australia	$6,625	$1,251	23%	$5,374

% of total revenue	49%			46%
Americas:
Products	$671	$(309)	(32)%	$980
Services	1,605	31	2	1,574

Total Americas	$2,276	$(278)	(11)%	$2,554

% of total revenue	17%			22%
Europe:
Products	$1,420	$117	9%	$1,303
Services	3,083	553	22	2,530

Total Europe	$4,503	$670	17%	$3,833

% of total revenue	34%			32%
Consolidated:
Products	$5,787	$671	13%	$5,116
Services	7,617	972	15	6,645

Total	$13,404	$1,643	14%	$11,761

% of total revenue	100%			100%

Changes in foreign currency exchange rates represented 3% of the increase in product and service revenue for the three-month period ended September 30, 2007.

Product revenue increased $671,000 in the three-month period ended September 30, 2007, compared to the same period of the prior fiscal year. The increase was primarily due to strong sales results in Japan, Korea and China driven mainly by orders from large customers in the electronics and automotive sectors. In the US, the decrease in product revenue was mainly due to a weakness in the automotive industry.

Service revenue increased $972,000 in the three-month period ended September 30, 2007 compared to the same period of the prior fiscal year. This increase was primarily from the sale of maintenance and support contracts across all geographic regions and is a reflection of long-term growth in our installed customer base arising from software license sales made during the current and previous reporting period.

Cost of Product Revenue

	Three Months	Increase		Three Months
	Ended	Compared to		Ended
	September 30,	Fiscal Year		September 30,
	2007	$ %		2006
	(In thousands, except for percentage data)

Cost of revenue:
Product	$397	$40	11%	$357
As a percentage of total revenue	3%			3%

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

Cost of product revenue was $397,000 in the three-month period ended September 30, 2007 compared to $357,000 in the same period of the prior fiscal year. The change was a result of an increase in third party royalties and shipping costs, which was partially offset by decreased amortization expense.

Cost of Services Revenue

	Three Months	Increase		Three Months
	Ended	Compared to		Ended
	September 30,	Fiscal Year		September 30,
	2007	$	%	2006
	(In thousands, except for percentage data)

Cost of services revenue	$1,229	$202	20%	$1,027
As a percentage of total revenue	9%			9%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting services.

Cost of services revenue was $1.2 million in the three-month period ended September 30, 2007, compared to $1.0 million in the same period of the prior fiscal year. The increase resulted from having a greater number of technical support engineers on staff.

Research and Development

	Three Months	Increase		Three Months
	Ended	Compared to		Ended
	September 30,	Fiscal Year		September 30,
	2007	$	%	2006
	(In thousands, except for percentage data)

Research and development	$2,101	$254	14%	$1,847
As a percentage of total revenue	16%			16%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $64,000 were capitalized in the three months ended September 30, 2007. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

Research and development expenses were approximately $2.1 million in the three-month period ended September 30, 2007, compared to $1.8 million in the same period of the prior fiscal year as increases in personnel and facility costs were partially offset by our capitalization of software development costs in accordance with SFAS No. 86.

Selling and Marketing

	Three Months	Increase		Three Months
	Ended	Compared to		Ended
	September 30,	Fiscal Year		September 30,
	2007	$	%	2006
	(In thousands, except for percentage data)

Selling and marketing	$4,820	$618	15%	$4,202
As a percentage of total revenue	36%			36%

We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of compensation paid to our sales staff, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials and public relations programs.

Selling and marketing expenses were approximately $4.8 million in the three-month period ended September 30, 2007, compared to $4.2 million in the same period of the prior fiscal year. The change was primarily a result of employing a greater number of sales personnel when compared to the previous year, which increased compensation costs, stock compensation expense, and travel expenses by $401,000.

General and Administrative

	Three Months	Increase		Three Months
	Ended	Compared to		Ended
	September 30,	Fiscal Year		September 30,
	2007	$	%	2006
	(In thousands, except for percentage data)

General and administrative	$3,946	$291	8%	$3,655
As a percentage of total revenue	29%			31%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

General and administrative expenses were $3.9 million in the three-month period ended September 30, 2007, compared to $3.7 million in the same period of the prior fiscal year. The change was primarily a result of a $162,000 increase in personnel and facility related costs, a $97,000 increase in temporary labor, and a $67,000 increase in stock compensation expense, all of which was, partially offset by a $173,000 decrease in audit expenses.

Interest Income, Net

Interest income, net, includes interest income earned on invested cash balances.

Our interest income, net, was $1.0 million in the three-month period ended September 30, 2007, as compared to $783,000 in the same period of the prior fiscal year, which is a result of having increasing levels of cash on-hand.

Other Income (loss), Net

Other income (loss), net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded, especially in the United States, Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

Other losses of $52,000 in the three-month period ended September 30, 2007, were not significantly different from those of the same period of the prior year.

Income Taxes

We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes. For the three-month period ended September 30, 2007, we recorded a tax provision of $373,000 on income from operations before tax of $1.9 million resulting in an effective income tax rate of 20%. For the three months ended September 30, 2007, the difference between the effective rate of 20% and the U.S. federal statutory rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. and a one-time tax benefit of $143,000 primarily due to the lapse of the applicable statute of limitations related to potential audits.

For the three months ended September 30, 2006, we recorded a tax benefit of $158,000. The tax provision included a one-time benefit of $562,000 which resulted from a revised estimate of the tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions.

We currently estimate that our income tax rate for fiscal 2008 will be approximately 25%. This estimated annual rate does not take into account any discrete items, other than the items described above, and is subject to change.

Valuation Allowance

We have established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At September 30, 2007, we had total deferred tax assets of $133,000, net of a tax asset valuation allowance of $3.6 million and deferred tax liabilities of $519,000. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

FASB Interpretation No. 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Upon adoption of FIN 48, we recorded $289,000 of tax liabilities primarily related to estimated interest and penalties associated with previously recorded reserves. This amount was recorded as an increase to other long-term liabilities and a decrease to retained earnings on our condensed consolidated balance sheet. At the date of adoption, we had $184,000 of accrued interest and penalties included in other liabilities on our consolidated balance sheet.

It is our policy to recognize interest and penalties related to unrecognized tax benefits as income tax expense in our consolidated statement of operations.

Unrecognized tax benefits represent tax positions for which reserves have been established. As of the date of adoption, our unrecognized tax benefits totaled $1.7 million, of which $1.1 million, if recognized, would favorably affect our effective tax rate in any future period.

We have identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, France, Japan, Germany, Ireland and the U.S., and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years 2002 through 2006 are still open to examination depending on the major jurisdiction. With the exception of Australia, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002 in these major jurisdictions.

Tax Audit Australia

In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of liabilities assessed to date by the ATO, including tax penalties and interest, is approximately A$7.9 million (currently valued at $7.0 million). Payments of A$3.9 million (currently valued at $3.4 million) have been made to date with respect to these assessed amounts. The liability amount of approximately A$7.9 million referred to above represents our maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in our results of operations.

In November 2005, we received a notice of assessment from the ATO related to our 2001 tax year, which assessed a tax due in an amount of A$1.8 million (currently valued at $1.6 million). Subsequently, we were issued penalty and interest charges totaling A$1.4 million (currently valued at $1.2 million) related to the tax assessment for the 2001 year.

In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid A$907,000 (currently valued at $802,000), approximately 50% of the income tax assessment for 2001, to the ATO in December 2005, which was recorded as a current asset as of June 30, 2006. In April 2006, we paid 50% of the penalty and interest charges totaling A$708,000 (currently valued at $626,000) related to the tax assessment for the 2001 year. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, we received a notice of assessment for tax, interest and penalties related to 1994 and 1995 totaling approximately A$4.5 million (currently valued at A$3.9 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in the fourth quarter of 2006, we paid approximately A$1.1 million (currently valued at $972,000) to the ATO, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years. These payments were also recorded as current assets. The ATO has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute.

We believe that the positions on our tax returns have merit. We have taken steps to preserve our rights through the ATO’s objection process and believe that our position will ultimately be sustained. Accordingly, we have not recorded any liabilities or unrecognized tax benefit in our consolidated balance sheet related to these matters. All payments made to the ATO have been recorded as current assets in all periods presented, as we currently expect a resolution to these matters within the next twelve months.

Liquidity and Capital Resources

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(In thousands)

Cash provided by operating activities of continuing operations	$2,170	$1,398
Cash used by operating activities of discontinued operations	(236)	(166)
Net cash provided by operating activities	$1,934	$1,232

Cash provided by investing activities of continuing operations	$6,117	$50
Cash used in investing activities of discontinued operations	—	(31)
Total cash provided by investing activities	$6,117	$19

Total cash provided (used in) by financing activities	$922	$(945)

Total effect of exchange rate changes on cash and cash equivalents	$294	$103

Net increase in cash and cash equivalents	$9,267	$409

Cash and cash equivalents, beginning of period	$59,482	$52,111
Cash and cash equivalents, end of period	$68,749	$52,520
Marketable securities, end of period	$12,602	$8,113
Cash, cash equivalents and marketable securities, end of period	$81,352	$60,633

Historically, we have financed our continuing operations and met our capital expenditure requirements primarily through funds generated from operations and borrowings from lending institutions. As of September 30, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $68.7 million, our marketable securities balance of $12.6 million and our credit facilities. In February 2007, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at September 30, 2007. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At September 30, 2007, we had employed $939,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.1 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of September 30, 2007, we had no outstanding debt.

At September 30, 2007, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At September 30, 2007, we were in compliance with this internal policy.

Net cash provided by operating activities of our continuing operations in the three-month period ended September 30, 2007, was $2.2 million. Cash of $2.6 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense. Cash generated by decreases in accounts receivable of $2.1 million, prepaid and other current assets of $163,000 and other assets of $1.1 million was offset by the consumption of cash due to a $1.8 million in accrued expenses and other liabilities. In addition, our deferred revenue account balances, decreased cash by $2.1 million as a result of the timing of renewals of maintenance contracts primarily in Europe and Japan.

Operating activities of our continuing operations generated $1.4 million of cash in the three months ended September 30, 2006. Cash of $2.5 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization. In addition, decreases in accounts receivable of $1.6 million and prepaid and other current assets of $679,000 generated cash during the period. These items were partially offset by a $378,000 decrease in accounts payable, $1.4 million decrease in accrued expenses and other liabilities and a $1.5 million decrease in deferred revenue.

Investing activities of our continuing operations generated $6.1 million and $50,000 of cash in the first three months of fiscal 2008 and 2007, respectively. In the first three months of fiscal 2008 net sales of marketable securities generated $561,000, and $6.0 million in proceeds were received related to the sale of the MS division to Husky Injection Molding Systems. These items were partially offset by purchases of fixed assets of $380,000 and $64,000 of capitalized software development costs.

Financing activities generated $922,000 of cash in the first three months of fiscal 2008, a result of $1.3 million of proceeds received from the exercise of stock options, partially offset by $360,000 related to the payment of employee tax obligations resulting from the net exercise of stock based awards. Financing activities consumed $945,000 of cash in the first three months of fiscal 2007, a result of our repurchase of 114,500 shares of common stock for $1.4 million, offset by $432,000 of cash received from the exercise of stock options.

We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements of the Company’s continuing operations for fiscal 2008 are expected to be consistent with prior fiscal years. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption of SFAS No. 159 is allowed under certain circumstances. We are currently evaluating the timing of adoption of SFAS No. 159 and the impact that adoption might have on our financial position and our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the timing of adoption of SFAS No. 157 and the impact that adoption might have on our financial position and our results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on 10-K for the fiscal year ended June 30, 2007.

Foreign Exchange and Interest Rate Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At September 30, 2007, we had $11.7 million of cash and cash equivalents invested in foreign currency denominated accounts.

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At September 30, 2007, the fair value and principal amounts of our marketable securities portfolio amounted to $12.6 million, with a yield-to-maturity of 5.25%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

The following table summarizes information about purchases by the Company during the three month period ended September 30, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Maximum Number of
			Total Number of Shares	Shares that May
	Total Number	Average	Purchased as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs

July 1 - July 31, 2007	—	—	—	—
August 1 - August 31, 2007	—	—	—	—
September 1 - September 30, 2007(1)	16,324	17.65	—	—

	16,324		—	—

1)	These shares were surrendered to the Company by certain employee stockholder in order to satisfy individual tax withholding obligations upon vesting of their restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
No.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (Previously filed as our exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2000 and incorporated by reference thereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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
(Principal Financial Officer)

Date: November 5, 2007