Form 10-Q
period 2007-12-31
MOLDFLOW CORP
filed 2008-02-07
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
February 5,
Class	2007

Common Stock, $0.01 par value per share	12,071,276

MOLDFLOW CORPORATION

FORM 10-Q
For the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2007	2007
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$70,562	$59,482
Marketable securities	11,015	13,163
Accounts receivable, net	12,841	11,878
Prepaid expenses	6,608	6,383
Other current assets	4,754	10,594

Total current assets	105,780	101,500
Fixed assets, net	3,987	3,137
Goodwill	6,465	6,465
Other assets	1,805	2,659

Total assets	$118,037	$113,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785	$876
Accrued expenses	9,609	11,489
Deferred revenue	11,347	14,095

Total current liabilities	21,741	26,460
Deferred revenue	2,068	1,582
Other long-term liabilities	1,627	305

Total liabilities	25,436	28,347

Contingencies, commitments and guarantor arrangements (Note 11)
Stockholders’ equity:
Common stock	126	124
Treasury stock, at cost	(8,549)	(8,018)
Additional paid-in capital	88,001	85,358
Retained earnings	6,384	1,617
Accumulated other comprehensive income	6,639	6,333

Total stockholders’ equity	92,601	85,414

Total liabilities and stockholders’ equity	$118,037	$113,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Revenue:
Product	$8,873	$7,607	$14,660	$12,723
Services	8,178	6,684	15,795	13,329

Total revenue	17,051	14,291	30,455	26,052

Costs and operating expenses:
Cost of product revenue	378	370	775	727
Cost of services revenue	1,428	1,209	2,656	2,236
Research and development	2,165	2,029	4,266	3,876
Selling and marketing	5,996	5,359	10,816	9,561
General and administrative	3,506	3,331	7,453	6,986

Total costs and operating expenses	13,473	12,298	25,966	23,386

Income from continuing operations	3,578	1,993	4,489	2,666
Interest income, net	1,071	784	2,117	1,567
Other income (loss), net	50	17	(2)	20

Income from continuing operations before income taxes	4,699	2,794	6,604	4,253
Provision for income taxes	939	632	1,312	474

Net income from continuing operations	$3,760	$2,162	$5,292	$3,779
Net loss from discontinued operations, net of income taxes (Note 2)	—	(381)	—	(317)
Net loss on disposal of discontinued operations, net of income taxes (Note 2)	—	—	(236)	—

Net income	$3,760	$1,781	$5,056	$3,462

Basic net income per common share from continuing operations	$0.32	$0.19	$0.45	$0.34
Basic net loss per common share from discontinued operations	—	(0.03)	—	(0.03)
Basic net loss per common share on the disposal of discontinued operations	—	—	(0.02)	—

Basic net income per common share	$0.32	$0.16	$0.43	$0.31

Diluted net income per common share from continuing operations	$0.31	$0.18	$0.44	$0.33
Diluted net loss per common share from discontinued operations	—	(0.03)	—	(0.03)
Diluted net loss per common share on the disposal of discontinued operations	—	—	(0.02)	—

Diluted net income per common share	$0.31	$0.15	$0.42	$0.30

Shares used in computing net income (loss) per common share:
Basic	11,751	11,166	11,753	11,161
Diluted	12,063	11,657	12,136	11,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	December 31,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income from continuing operations	$5,292	$3,779
Net loss from discontinued operations, net of income taxes (Note 2)	—	(317)
Net loss on disposal of discontinued operations, net of income taxes (Note 2)	(236)	—

Net income	$5,056	$3,462
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of fixed assets	516	562
Amortization of other intangible assets	358	422
Provisions for doubtful accounts	50	82
Share-based compensation	1,155	803
Other non-cash charges or expenses	81	(15)
Excess tax benefits from shared-based compensation	—	(69)
Changes in operating assets and liabilities:
Accounts receivable	(470)	(820)
Prepaid expenses and other current assets	(536)	109
Other assets	1,050	(69)
Accounts payable	(101)	(490)
Accrued expenses and other liabilities	(1,183)	(195)
Deferred revenue	(3,160)	(2,459)

Net cash provided by operating activities of continuing operations	3,052	1,640
Net cash used in operating activities of discontinued operations	(236)	(261)

Net cash provided by operating activities	2,816	1,379
Cash flows from investing activities:
Purchases of fixed assets	(1,274)	(501)
Capitalization of software development costs	(338)	(83)
Purchases of marketable securities	(9,103)	(14,178)
Sales and maturities of marketable securities	11,250	10,568
Proceeds from sale of business (Note 2)	6,584	—

Net cash provided by (used in) investing activities of continuing operations	7,119	(4,194)
Net cash used in investing activities of discontinued operations	—	(153)

Net cash provided by (used in) investing activities	7,119	(4,347)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,343	928
Purchase of treasury stock	(383)	(1,907)
Excess tax benefits from share-based compensation	—	69

Net cash provided by (used in) financing activities	960	(910)
Effect of exchange rate changes on cash and cash equivalents	185	370

Net increase (decrease) in cash and cash equivalents	11,080	(3,508)
Cash and cash equivalents, beginning of period	59,482	52,111

Cash and cash equivalents, end of period	$70,562	$48,603

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K. The June 30, 2007 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six-month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On June 30, 2007, the Company completed the sale of substantially all of the assets of its Manufacturing Solutions (“MS”) division, including its Altanium, Shotscope and Celltrack product lines. The Moldflow Plastics Xpert (“MPX”) software product, which had been previously part of the MS division, was retained by Moldflow as this software-focused product line was more closely aligned with its core Design Analysis Solutions (“DAS”) business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is reporting the MS division as a discontinued operation in the consolidated financial statements for all periods presented. See Note 2 to the condensed consolidated financial statements, Discontinued Operations, for further discussion of the MS division divestiture. Unless indicated otherwise, both current and historical amounts provided throughout this Form 10-Q relate solely to the Company’s continuing operations.

2.	Discontinued Operations

On June 30, 2007, the Company completed the sale of its MS division to Husky Injection Molding Systems Ltd. (the “Buyer”) for $7.0 million in cash. The purchase price was subject to a post-closing net asset value adjustment to reflect the fair value of the assets and liabilities acquired at the date of closing. At June 30, 2007, the Company estimated that these post-closing adjustments would result in additional proceeds of $744,000. In the first quarter of fiscal 2008, the Company and the Buyer agreed to a final post-closing adjustment of $584,000, resulting in an adjusted total purchase price of $7.6 million. The difference between the estimated and actual adjustment, inclusive of associated legal costs, was recorded as an additional loss on the disposal of the discontinued operation.

The Company received $6.0 million of the purchase price in July 2007 and $584,000 in October 2007. Pursuant to the sale agreement, the remaining $1.0 million of the adjusted purchase price was placed in escrow. The Company expects the escrow to settle within the next twelve months and has recorded the balance as a current asset on its unaudited condensed consolidated balance sheet as of December 31, 2007.

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

The following table presents share-based compensation expenses for the Company’s continuing operations included in its unaudited condensed consolidated statement of income:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(In thousands)

Cost of product revenue	$—	$2	$7	$4
Cost of services revenue	18	9	30	19
Research and development	145	100	255	172
Selling and marketing	140	85	255	141
General and administrative	332	257	608	467

Share-based compensation expense before related tax effects	635	453	1,155	803
Income tax benefit	(30)	(67)	(68)	(67)

Net share-based compensation expense	$605	$386	$1,087	$736

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Pre-vesting forfeiture rates for purposes of determining share-based compensation expense for stock options, restricted stock and restricted stock units for the three-month periods ended December 31, 2007 and December 31, 2006 were estimated to be 7.0% and 8.6%, respectively. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three-and six-month periods ended December 31, 2007 and December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006(4)	2007	2006

Dividend yield	0%	n/a	0%	0%
Expected volatility factor(1)	44.3%	n/a	44.3%	41.1%
Risk-free interest rate(2)	3.7%	n/a	3.7-4.9%	4.9%
Expected term (in years)(3)	4.8	n/a	4.8	3.5-5.0

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock and of peer group companies over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the option is based on the United States (“U.S.”) Treasury yield in effect at the time of grant.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The expected term assumption is the number of years that the Company estimates that options granted to its employees will be outstanding prior to exercise or post-vesting cancellation. In the three- and six-months periods ended December 31, 2007, the Company calculated the expected term using historical exercise and post-vesting cancellation data related to grants made to its employees. In the six-month period ended December 31, 2006, the Company elected to use the simplified method for estimating the expected term for its stock options, which qualified as “plain-vanilla” options.

(4)	No option grants occurred during the three months ended December 31, 2006.

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

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 4,096,219 shares of common stock by officers, employees, consultants and directors of the Company. The number of shares issuable under the 2000 Plan is also increased as of each June 30 and December 31 by a number of shares equal to 20% of the shares issued by the Company during such six-month period. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of December 31, 2007, there were 942,177 shares available for future grant under the 2000 Plan.

The following sections, Stock Options, Restricted Stock, and Restricted Stock Units, summarize activity under the Company’s stock plans. Share data for the six months ended December 31, 2006 includes activity for both the Company’s continuing and discontinued operations.

Stock Options:

A summary of the Company’s stock option activity follows:

	Six Months Ended
	December 31,		December 31,
	2007		2006
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	1,209,842	$12.68	2,086,551	$10.85
Granted	216,933	16.45	239,207	12.03
Exercised	(168,209)	8.00	(179,277)	5.62
Canceled	(7,868)	13.52	(225,892)	13.26

Outstanding at end of period	1,250,698	$13.96	1,920,589	$11.18

Options exercisable at end of period	874,722	$13.48	1,475,796	$10.71
Weighted average fair value of options granted in the period		$7.11		$5.18

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding stock options as of December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Life	Price	of Shares	Price

$5.01-$10.00	200,475	1.4 years	$9.37	200,475	$9.37
$10.01-$15.00	480,307	4.5 years	11.96	355,298	11.90
$15.01-$20.00	497,610	4.1 years	16.46	257,949	16.62
$20.01-$25.00	58,706	2.0 years	22.03	47,400	21.97
$25.01-$30.00	13,600	1.0 years	26.32	13,600	26.32

	1,250,698	3.7 years	$13.96	874,722	$13.48

The Company recorded share-based compensation expense from continuing operations related to stock options of $269,000 and $252,000 for the three-month periods ended December 31, 2007 and December 31, 2006, respectively. The Company recorded share-based compensation expense from continuing operations related to stock options of $535,000 and $484,000 for the six-month periods ended December 31, 2007 and December 31, 2006, respectively. The intrinsic value of options exercised in the six-month period ended December 31, 2007 was $2.3 million and the intrinsic value of options that vested during the period was $560,000. The total compensation cost from continuing operations not yet recognized as of December 31, 2007 related to unvested stock option awards was $1.9 million, which will be recognized over a weighted-average period of 2.2 years. Vested share options outstanding and exercisable were 874,722 as of December 31, 2007 with an intrinsic value of $2.9 million and a weighted average remaining contractual life of 2.3 years.

Restricted Stock:

The following table summarizes restricted stock award activity under the 2000 Plan during the periods presented:

	Six Months Ended
	December 31,		December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	163,585	$13.52	81,744	$15.39
Granted	120,457	16.25	126,069	12.05
Vested	(68,879)	13.45	(19,699)	15.35

Nonvested at end of period	215,163	$15.07	188,114	$13.16

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $335,000 and $195,000 for the three-month periods ended December 31, 2007 and December 31, 2006, respectively. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $572,000 and $313,000 for the six-month periods ended December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, the total compensation cost from continuing operations not yet recognized related to unvested restricted stock awards was $2.5 million, which will be recognized over a weighted-average period of 2.2 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For United States employees, vested restricted stock awards were net-share settled such that the Company withheld shares with a value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The shares are valued based on the Company’s closing price of the restricted stock on their vesting dates. In the three-month period ended December 31, 2007, total shares withheld of 1,240 were recorded to treasury stock and the payment for employees’ tax obligations related to these shares was approximately $23,000. In the six-month period ended December 31, 2007, total shares withheld of 17,474 were recorded to treasury stock and the payment for employees’ tax obligations related to these shares was approximately $311,000. An additional 3,291 shares were withheld as a result of restricted stock surrendered for withholding taxes in a prior period. The payment for employees’ tax obligations related to these shares was approximately $72,000.

Restricted Stock Units:

	Six Months Ended
	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	24,620	$8.81	24,620	$8.81
Granted	18,627	16.64	—	—
Vested	(8,207)	8.81	—	—

Nonvested at end of period	35,040	$12.97	24,620	$8.81

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

The Company recorded share-based compensation expense related to restricted stock units of $31,000 and $6,000 for the three-month periods ended December 31, 2007 and December 31, 2006, respectively. The Company recorded share-based compensation expense related to restricted stock units of $48,000 and $6,000 for the six-month periods ended December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, the total compensation cost not yet recognized related to unvested restricted stock units was $368,000, which will be recognized as an expense to continuing operations over a weighted-average period of 2.5 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Net Income Per Common Share

The following table presents the calculation for both basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income from continuing operations	$3,760	$2,162	$5,292	$3,779
Net loss from discontinued operations, net of income taxes (Note 2)	—	(381)	—	(317)
Net loss on disposal of discontinued operations, net of income taxes (Note 2)	—	—	(236)	—

Net income	$3,760	$1,781	$5,056	$3,462

Shares used in computing net income per common share — basic	11,751	11,166	11,753	11,161
Effect of dilutive securities:
Employee and director stock options	312	491	383	464

Shares used in computing net income per common share — diluted	12,063	11,657	12,136	11,625

Basic net income per common share from continuing operations	$0.32	$0.19	$0.45	$0.34
Basic net loss per common share from discontinued operations	—	(0.03)	—	(0.03)
Basic net loss per common share on the disposal of discontinued operations	—	—	(0.02)	—

Basic net income per common share	$0.32	$0.16	$0.43	$0.31

Diluted net income per common share from continuing operations	$0.31	$0.18	$0.44	$0.33
Diluted net loss per common share from discontinued operations	—	(0.03)	—	(0.03)
Diluted net loss per common on the disposal of discontinued operations		—	(0.02)	—

Diluted net income per common share	$0.31	$0.15	$0.42	$0.30

Weighted average common stock equivalents related to stock options of 198,000 and 606,000 shares were outstanding for the three-month periods ended December 31, 2007 and December 31, 2006, respectively, but were not included in the calculation of diluted net income per share from continuing operations as their inclusion would be anti-dilutive.

Weighted average common stock equivalents related to stock options of 124,048 and 606,000 shares were outstanding for the six-month periods ended December 31, 2007 and December 31, 2006, respectively, but were not included in the calculation of diluted net income per share from continuing operations as their inclusion would be anti-dilutive.

Under the provisions of SFAS No. 28, “Earnings per Share,” when there is income from continuing operations and the Company reports a discontinued operation, the Company computes diluted net loss per common share from

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations using the same number of potentially dilutive securities applied in computing diluted net income per common share from continuing operations, even though this would have an anti-dilutive effect.

5.	Derivative Financial Instruments and Hedging Activities

The Company has established a hedging program designed to reduce the exposure to changes in currency exchange rates. As of December 31, 2007, hedging instruments with notional amounts of $3.5 million, $4.5 million and $2.8 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $164,000 and was recorded as a component of other current assets. During the three- and six-month periods ended December 31, 2007, net unrealized losses and net unrealized gains of $41,000, and $47,000 respectively, were included in accumulated other comprehensive income. During the three- and six-month periods ended December 31, 2007, a loss of $2,000 and a gain of $13,000, respectively, were recorded as a component of other income on the effective portion of options that were settled. As of December 31, 2007, there was no gain or loss recognized on the ineffective portion of these options.

As of December 31, 2006 hedging instruments with notional amounts of $2.4 million, $3.9 million and $2.8 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $207,000 and was recorded as a component of other current assets. Net unrealized gains on these instruments during the three- and six-month periods ended December 31, 2006 of $51,000 and $101,000, respectively, were included in accumulated other comprehensive income. During the three- and six-month periods ended December 31, 2006, gains of $40,000 and $48,000, respectively, were recorded as a component of other income on the effective portion of options that were settled. As of December 31, 2006, there was no gain or loss recognized on the ineffective portion of these options.

The Company held no derivatives during the six-month period ended December 31, 2007 or December 31, 2006 for non-hedging purposes.

6.	Acquired Intangible Assets

Intangible assets acquired in the Company’s business combinations have been fully amortized except for goodwill. The total carrying value of goodwill of the Company’s continuing operations at both December 31, 2007 and June 30, 2007 was $6.5 million.

7.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $274,000 and $31,000 were capitalized in the three-month periods ended December 31, 2007 and December 31, 2006, respectively. Eligible development costs of $338,000 and $83,000 were capitalized in the six-month periods ended December 31, 2007 and December 31, 2006, respectively. All such costs have been included in other non-current assets in the Company’s unaudited condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years. A summary of capitalized software development costs follows:

	December 31,	June 30,
	2007	2007
	(In thousands)

Gross carrying amount	$2,887	$2,549
Less — accumulated amortization	(2,070)	(1,844)

Net carrying amount	$817	$705

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income

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

The following table presents the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income	$3,760	$1,781	$5,056	$3,462
Other comprehensive income (loss):
Increase (decrease) in fair value of marketable securities, net of related tax effects	6	(3)	20	3
Increase (decrease) in value of financial instruments designated as hedges, net of related tax effects	(43)	51	55	109
Foreign currency translation adjustment	(386)	555	231	653

Other comprehensive income (loss)	(423)	603	306	765

Comprehensive income	$3,337	$2,384	$5,362	$4,227

9.	Segment Information

The Company has reviewed the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” with respect to the criteria necessary to evaluate the number of operating segments that exist within the Company. Based on this review, the Company has determined that it operates as a single segment. The Company licenses and sells its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia.

The Company had no customers from which it derived more than 10% of the total revenue for the fiscal periods presented.

10.	Income Taxes

Provision for Income Tax

The Company is subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining the provision for income taxes.

For the three- and six-month periods ended December 31, 2007, the Company recorded a tax provision of $939,000 and $1.3 million, on income from continuing operations before income tax of $4.7 million and $6.6 million, resulting in an effective income tax rate of 20% in both periods. For the three months ended December 31, 2007, the difference between the effective rate of 20% and the U.S. federal statutory rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the six-month period ended December 31, 2007, the difference between the effective tax rate of 20% and the U.S. federal statutory income tax rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at rates lower than those enacted in the U.S. and the effect of a one-time tax benefit of $169,000 primarily due to the lapse of the applicable statute of limitations related to potential audits.

For the three- and six-month periods ended December 31, 2006, the Company recorded tax provisions of $632,000 and $474,000, respectively, on income from continuing operations before income tax of $2.8 million and $4.3 million, respectively, resulting in effective income tax rates of 23% and 11%, respectively. For the three-month period ended December 31, 2006, the difference between the effective rate of 23% and the U.S. federal statutory rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the six-month period ended December 31, 2006, the difference between the effective tax rate of 11% and the U.S. federal statutory rate of 34% was primarily due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of the Company’s tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and also taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

Valuation Allowance

The Company has established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At December 31, 2007, the Company had total deferred tax assets of $158,000, which was net of a tax asset valuation allowance of $3.6 million and deferred tax liabilities of $519,000. Realization of the net deferred tax assets is dependent on the Company’s ability to generate future taxable income in the related tax jurisdictions. Management believes that sufficient taxable income will be earned in the future to realize these assets.

FASB Interpretation No. 48

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Upon adoption, the Company recorded $289,000 of tax liabilities primarily related to estimated interest and penalties associated with previously recorded reserves. This amount was recorded as an increase to other long-term liabilities and a decrease to retained earnings on the Company’s condensed consolidated balance sheet. At the date of adoption, the Company had $184,000 of accrued interest and penalties included in other liabilities on its condensed consolidated balance sheet. It is the Company’s policy to recognize interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statement of income.

Unrecognized tax benefits represent tax positions for which reserves have been established. As of the date of adoption and as of December 31, 2007, the Company’s unrecognized tax benefits totaled $1.7 million, of which $1.1 million, if recognized, would favorably affect the Company’s effective tax rate in any future period. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, France, Japan, Germany, Ireland and the U.S. As a result, the Company files numerous consolidated and separate income tax returns in both domestic and international jurisdictions. Depending on the jurisdiction, the Company’s tax years 2002 through 2007 are still open to examination. With the exception of Australia, the Company is no longer subject to tax examinations for years before 2002 in its major jurisdictions.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Audit Australia

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of tax assessed to date by the ATO, including penalties and interest, is approximately A$7.9 million (currently valued at $7.0 million). Payments of A$3.9 million (currently valued at $3.4 million) have been made to date with respect to these assessed amounts. The A$7.9 million of assessed taxes represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations.

In November 2005, the Company received a notice of assessment from the ATO related to its 2001 tax year, which assessed a tax due in an amount of A$1.8 million (currently valued at $1.6 million). Subsequently, the Company was issued penalty and interest charges totaling A$1.4 million (currently valued at $1.2 million) related to the tax assessment for the 2001 year. In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company paid A$907,000 (currently valued at $797,000), approximately 50% of the income tax assessment for 2001, to the ATO in December 2005. In April 2006, the Company paid 50% of the penalty and interest charges totaling A$708,000 (currently valued at $622,000) related to the tax assessment for the 2001 year. The ATO has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, the Company received a notice of assessment for tax, interest and penalties related to its 1994 and 1995 tax years totaling approximately A$4.5 million (currently valued at $3.9 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in June 2006, the Company paid approximately A$1.1 million (currently valued at $966,000) to the ATO, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years and A$1.1 million (currently valued at $966,000), which represented 50% of the outstanding tax and penalty assessments for the 1994 and 1995 years. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute.

The Company believes that its position on its tax returns have merit. The Company has taken steps to preserve its rights through the ATO’s objection process and believes that its position will ultimately be sustained. Accordingly, the Company has not recorded any liabilities or unrecognized tax benefit in its condensed consolidated balance sheet related to these matters. All payments to the ATO have been recorded as current assets as the Company expects a resolution to these matters within twelve months.

During the three-month period ended December 31, 2007, the Company began settlement discussions with the ATO on a “without prejudice” basis and in December 2007 submitted a settlement offer to the ATO. The settlement offer does not impact the Company’s ability to maintain its position or arguments in the event that the matter is disputed in court. The settlement offer to the ATO was based on the Company’s view that its position is correct and will be ultimately be sustained. In December 2007, the ATO rejected the settlement offer and indicated that its willingness to settle the dispute would only arise at an amount that was close to the full amount of the outstanding tax.

As of December 31, 2007, the Company concluded that it is more likely than not that a mutually agreeable settlement with the ATO will not be reached. Accordingly, under the provisions of FIN 48, no liability was recorded related to the amount offered in settlement or any amounts in dispute with the ATO. Settlement discussions continue to be ongoing with the ATO on a “without prejudice” basis and do not impact the Company’s ability to maintain its position or arguments in the event that it must appeal any adverse final decision in court.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as director or officer of the Company or its subsidiary companies. In addition, the Company may be responsible for the performance under credit facilities of the Company’s subsidiaries and for indemnity obligations in connection with the sale of business assets. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. However, the Company has never incurred material costs to settle claims or defend lawsuits related to these Agreements and their estimated fair value is minimal. Accordingly, as of December 31, 2007, no liabilities have been recorded.

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

12.	Share Repurchase Program and Treasury Stock

On May 17, 2006, the Company’s Board of Directors established a stock repurchase program under which the Company was authorized to repurchase up to 600,000 shares of its outstanding common stock. On November 1, 2007, the Company’s Board of Directors extended the Company’s stock repurchase program to allow for the repurchase of up to one million additional shares of its outstanding common stock. No shares were repurchased under the program for the six-month period ended December 31, 2007.

During the three-months ended December 31, 2007, treasury stock increased by 1,240 shares, all of which related to restricted stock net-share settlements during the period. As of December 31, 2007, the Company held 647,199 shares as treasury stock.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, we discuss the results of our continuing operations for the three- and six-month periods ended December 31, 2007 compared to the three- and six-month periods ended December 31, 2006. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in our most recent Annual Report on Form 10-K, Part I, Item 1A. “Risk Factors.” Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

Corporate Strategy Overview

Our goal is to be the leading global provider of software optimization solutions for the design and manufacture of plastic parts. We help companies manufacture less expensive and more reliable products by increasing the effectiveness of their product and mold design process as well as improving efficiencies across their entire design-through-manufacture process.

We believe that our key competitive strength is our extensive domain knowledge in the fields of materials science and characterization, numerical methods and predictive modeling through simulation and analysis, coupled with our expertise in packaging and delivering this knowledge to our customers in easy-to-use software applications. We develop software products internally and through cooperative research relationships with a number of public and private educational and research organizations around the world. In addition, some of our products are developed by commercial contractors. Because of the strong body of intellectual property and knowledge that we have created over the course of thirty years in serving the product design, engineering and manufacturing markets, we have become the leading provider of highly sophisticated predictive software applications for the plastics design, engineering and manufacturing communities. Our growth strategy is derived from these strengths.

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

Discontinued Operations

On June 30, 2007, we completed the sale of our Manufacturing Solutions (“MS”) division to Husky Injection Molding Systems Ltd. (the “Buyer”) for $7.0 million in cash. The purchase price was subject to a post-closing net asset value adjustment to reflect the fair value of the assets and liabilities acquired at the date of closing. At June 30, 2007, we estimated that these post-closing adjustments would result in additional proceeds of $744,000. In the first quarter of fiscal 2008, we agreed with the Buyer to a final post-closing adjustment of $584,000, resulting in an adjusted total purchase price of $7.6 million. The difference between the estimated adjustment and the actual adjustment, inclusive of associated legal costs, was recorded as an additional loss on the disposal of the discontinued operation in the three months ended September 30, 2007.

We received $6.0 million of the purchase price in July 2007 and $584,000 in October 2007. Pursuant to the sale agreement, the remaining $1.0 million of the adjusted purchase price was placed in escrow. We expect the escrow to settle within the next twelve months and have recorded its balance as a current asset on our unaudited condensed consolidated balance sheet as of December 31, 2007.

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are reporting the MS division as a discontinued operation in these condensed consolidated financial statements for all periods presented.

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

A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Our critical accounting policies include: Revenue Recognition, Asset Valuation Allowances, Acquisition Accounting, Impairment Accounting (including the accounting treatment of discontinued operations), Income Tax Accounting, Capitalization of Software Development Costs, Share-based Compensation, and Restructuring. Management has reviewed these policies and related disclosures with the Audit Committee of our Board of Directors. We have revised our critical accounting policy related to income tax accounting as described below. For a detailed explanation of the judgments included in our other critical accounting policies refer to our Annual Report on Form 10-K for the year ended June 30, 2007.

Income Tax Accounting

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

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

Under FIN 48, we first determine whether a tax authority would “more likely than not” sustain our tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that the enterprise has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. We maintain a cumulative risk portfolio relating to all our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax position in connection with FIN 48 requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements.

In addition, our effective tax rate estimates may be materially impacted by the amount of income taxes associated with our foreign earnings, which are typically taxed at rates different from that of the United States (“U.S.”) federal statutory tax rate, as well as the timing and extent of the realization of deferred tax assets, changes in tax law and potential acquisitions. Further, our tax rates may fluctuate within a fiscal year, including from quarter to quarter, due to items arising from discrete events, including settlement of tax audits and assessments, acquisitions of other companies, and changes in GAAP or other events.

Overview of Results of Continuing Operations for the Three and Six Months Ended December 31, 2007:

	Three Months		Three Months
	Ended	As a	Ended	As a
	December 31,	% of	December 31,	% of
	2007	Revenue	2006	Revenue
	(In thousands, except for percentage data)

Revenue	$17,051	100%	$14,291	100%
Cost of revenue	1,806	11	1,579	11
Operating expenses	11,667	68	10,719	75

Income from continuing operations	$3,578	21%	$1,993	14%

	Six Months		Six Months
	Ended	As a	Ended	As a
	December 31,	% of	December 31,	% of
	2007	Revenue	2006	Revenue
	(In thousands, except for percentage data)

Revenue	$30,455	100%	$26,052	100%
Cost of revenue	3,431	11	2,963	11
Operating expenses	22,535	74	20,423	78

Income from continuing operations	$4,489	15%	$2,666	10%

•	Total revenue was $17.1 million in three-month period ended December 31, 2007 and represented an increase of 19% from the same period of the previous year.

•	Product revenue was $8.9 million in three-month period ended December 31, 2007 and represented an increase of 17% from the same period of the previous year.

•	Service revenue was $8.2 million in three-month period ended December 31, 2007 and represented an increase of 22% from the same period of the previous year.

•	Income from continuing operations was $3.6 million in the three-month period ended December 31, 2007, compared to $2.0 million in the same period of the previous year.

•	Total net share-based compensation costs of $605,000 for the three-month period ended December 31, 2007, compared to $386,000 in the same period of the previous year.

•	Net cash provided by operating activities of continuing operations was $3.1 million in the six-month period ended December 31, 2007, compared to $1.6 million in the same period of the previous year.

Results of Continuing Operations

The following table sets forth our statement of continuing operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Revenue:
Product	52%	53%	48%	49%
Services	48	47	52	51

Total revenue	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenue	2%	3%	3%	3%
Cost of services revenue	8	9	9	9
Research and development	13	14	14	15
Selling and marketing	35	37	35	37
General and administrative	21	23	24	27

Total costs and operating expenses	79	86	85	91

Income from continuing operations	21	14	15	10
Interest income, net	6	5	7	6
Other income (loss), net	—	—	(1)	—

Income from continuing operations before income taxes	27	19	21	16
Provision for income taxes	5	4	4	1

Net income from continuing operations	22%	15%	17%	15%

Revenue

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
		(In thousands)

Revenue:
Product	$8,873	$7,607	$14,660	$12,723
Services	8,178	6,684	15,795	13,329

Total	$17,051	$14,291	$30,455	$26,052

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

Our service revenue is primarily derived from maintenance and support contracts that require us to provide technical support services to customers and unspecified product upgrades and enhancements on a when-and-if-available basis. We also provide consulting services, training of customers’ employees and material testing services.

The following tables sets forth our revenue by geography for the three- and six- month periods ended December 31, 2007 and December 31, 2006.

	Three Months			Three Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Asia/Australia:
Products	$4,888	$1,101	29%	$3,787
Services	3,126	659	27	2,467

Total Asia/Australia	$8,014	$1,760	28%	$6,254

% of total revenue	47%			44%
Americas:
Products	$920	$47	5%	$873
Services	1,593	59	4	1,534

Total Americas	$2,513	$106	4%	$2,407

% of total revenue	15%			17%
Europe:
Products	$3,065	$118	4%	$2,947
Services	3,459	776	29	2,683

Total Europe	$6,524	$894	16%	$5,630

% of total revenue	38%			39%
Consolidated:
Products	$8,873	$1,266	17%	$7,607
Services	8,178	1,494	22	6,684

Total	$17,051	$2,760	19%	$14,291

% of total revenue	100%			100%

	Six Months			Six Months
	Ended	Increase		Ended
	December 31,	(Decrease)		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Asia/Australia:
Products	$8,575	$1,955	30%	$6,620
Services	6,062	1,053	21	5,009

Total Asia/Australia	$14,637	$3,008	26%	$11,629

% of total revenue	48%			45%
Americas:
Products	$1,591	$(262)	(14)%	$1,853
Services	3,198	91	3	3,107

Total Americas	$4,789	$(171)	(3)%	$4,960

% of total revenue	16%			19%
Europe:
Products	$4,494	$244	6%	$4,250
Services	6,535	1,322	25	5,213

Total Europe	$11,029	$1,566	17%	$9,463

% of total revenue	36%			36%
Consolidated:
Products	$14,660	$1,937	15%	$12,723
Services	15,795	2,466	19	13,329

Total	$30,455	$4,403	17%	$26,052

% of total revenue	100%			100%

Product revenue increased $1.3 million and $1.9 million in the three- and six-month periods ended December 31, 2007, respectively, compared to the same periods of the prior fiscal year. The increase in all periods was primarily due to strong sales results in Japan, Korea and China driven mainly by orders from large customers in the electronics industry. In the Americas, the decrease in product revenue for the six-month period ended December 31, 2007 was mainly due to a weakness in the U.S. automotive industry and the impact of an overall economic slowdown.

Service revenue increased $1.5 million and $2.5 million in the three- and six-month periods ended December 31, 2007, respectively compared to the same periods of the prior fiscal year. This increase was primarily from the sale of maintenance and support contracts across all geographic regions and is a reflection of long-term growth in our installed customer base arising from software license sales made during the current and previous reporting periods.

Changes in foreign currency exchange rates represented 7% and 5% of the increase in both product and service revenue in the three- and six-month periods ended December 31, 2007, respectively.

Cost of Product Revenue

	Three Months			Three Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Cost of product revenue:	$378	$8	2%	$370
As a percentage of total revenue	2%			3%

	Six Months			Six Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Cost of product revenue:	$775	$48	7%	$727
As a percentage of total revenue	3%			3%

Cost of product revenue consists of amortization expense related to capitalized software development costs, and the cost of compact discs, related packaging material, duplication and shipping. In some cases, we pay royalties to third parties for usage-based licenses of their products that are embedded in our products. Product royalties are expensed when the related obligation arises, which is generally upon the license of our products, and are included in cost of product revenue.

Cost of product revenue for the three- and six-month periods ended December 31, 2007 remained relatively unchanged when compared to the same periods of the prior fiscal year.

Cost of Services Revenue

	Three Months			Three Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Cost of services revenue	$1,428	$219	18%	$1,209
As a percentage of total revenue	8%			8%

	Six Months			Six Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Cost of Services Revenue	$2,656	$420	19%	$2,236
As a percentage of total revenue	9%			9%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting services.

The increase in cost of services revenue for the three- and six-month periods ended December 31, 2007 resulted primarily from an increase in the number of technical support engineers on staff.

Research and Development

	Three Months			Three Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Research and development	$2,165	$136	7%	$2,029
As a percentage of total revenue	13%			14%

	Six Months			Six Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Research and Development	$4,266	$390	10%	$3,876
As a percentage of total revenue	14%			15%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $274,000 and $31,000 were capitalized in the three months ended December 31, 2007 and December 31, 2006, respectively. Research and development costs of $338,000 and $83,000 were capitalized in the six months ended December 31, 2007 and December 31, 2006, respectively. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

The increase in research and development expenses in both the three- and six-month periods ended December 31, 2007 was primarily a result of increases in compensation and facility costs and stock option expense, a result of an increase in personnel, partially offset by our capitalization of software development costs in accordance with SFAS No. 86.

Selling and Marketing

	Three Months			Three Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Selling and marketing	$5,996	$637	12%	$5,359
As a percentage of total revenue	35%			37%

	Six Months			Six Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

Selling and marketing	$10,816	$1,255	13%	$9,561
As a percentage of total revenue	36%			37%

We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of compensation paid to our sales staff, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials and public relations programs.

The increase in selling and marketing expenses in the three-month period ended December 31, 2007 was primarily a result employing a greater number of sales personnel, which increased compensation costs, stock compensation expense, and travel expenses, when compared to the previous year.

The increase in selling and marketing expenses in the six-month period ended December 31, 2007 was primarily a result employing of a greater number of sales personnel, which increased compensation costs, stock compensation expense, and travel expenses, and an increase in outside services when compared to the previous year.

General and Administrative

	Three Months			Three Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

General and administrative	$3,506	$175	5%	$3,331
As a percentage of total revenue	21%			23%

	Six Months			Six Months
	Ended			Ended
	December 31,	Increase		December 31,
	2007	$	%	2006
	(In thousands, except for percentage data)

General and administrative	$7,453	$467	7%	$6,986
As a percentage of total revenue	24%			27%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

The increase in general and administrative expenses for the three- and six-month periods ended December 31, 2007, was primarily a result of an increase in personnel and facility related costs and stock compensation expense, all of which was partially offset by a decrease in outside service fees.

Interest Income, Net

Interest income, net, includes interest income earned on invested cash balances.

Our interest income, net, was $1.1 million and $2.1 million in the three- and six-month periods ended December 31, 2007, respectively, as compared to $784,000 and $1.6 million in same periods of the prior fiscal year. The increase in interest income in both periods is due to higher levels of cash on-hand.

Other Income (loss), Net

Other income (loss), net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded, especially in the U.S., Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

Our other income was $50,000 and other loss was $2,000 in the three- and six-month periods ended December 31, 2007, respectively, compared to other income of $17,000 and $20,000 in the same periods of the prior fiscal year. The changes in the three- and six-month periods were not significant.

Provision for Income Tax

We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes.

For the three- and six-month periods ended December 31, 2007, we recorded a tax provision of $939,000 and $1.3 million, respectively, on income from continuing operations before tax of $4.7 million and $6.6 million, respectively, resulting in an effective income tax rate of 20% and 20%, respectively. For the three-month period ended December 31, 2007, the difference between the effective rate of 20% and the U.S. federal statutory rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the six-month period ended December 31, 2007, the difference between the effective tax rate of 20% and the U.S. federal statutory income tax rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. and the effect of a one-time tax benefit of $169,000 primarily due to the lapse of the applicable statute of limitations related to potential audits.

For the three- and six-month periods ended December 31, 2006, we recorded tax provisions of $632,000 and $474,000, respectively, on income from continuing operations before income tax of $2.8 million and $4.3 million, respectively, resulting in a effective income tax rates of 23% and 11%, respectively. For the three-month period ended December 31, 2006, the difference between the effective rate of 23% and the U.S. federal statutory rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the six-month period ended December 31, 2006, the difference between the effective tax rate of 11% and the U.S. federal statutory rate of 34% was primarily due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of our tax liabilities related to certain tax positions of one of our foreign subsidiaries and also taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

We currently estimate that our income tax rate for fiscal 2008 will be in the range of 23% to 25%. This estimated annual rate does not take into account any discrete items, and is subject to change.

Valuation Allowance

We have established a valuation allowance against our net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the U.S., because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At December 31, 2007, we had total deferred tax assets of $158,000, which was net of a tax asset valuation allowance of $3.6 million and deferred tax liabilities of $519,000. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

FASB Interpretation No. 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Upon adoption, we recorded $289,000 of tax liabilities primarily related to estimated interest and penalties associated with previously recorded reserves. This amount was recorded as an increase to other long-term liabilities and a decrease to retained earnings on our condensed consolidated balance sheet. At the date of adoption, we had $184,000 of accrued interest and penalties included in other liabilities on its condensed consolidated balance sheet. It is our policy to recognize interest and penalties related to unrecognized tax benefits as income tax expense in our consolidated statement of income.

Unrecognized tax benefits represent tax positions for which reserves have been established. As of the date of adoption and as of December 31, 2007, our unrecognized tax benefits totaled $1.7 million, of which $1.1 million, if recognized, would favorably affect our effective tax rate in any future period. We have identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, France, Japan, Germany, Ireland and the U.S. As a result, we file numerous consolidated and separate income tax returns in both domestic and international jurisdictions. Depending on the jurisdiction, the Company’s tax years 2002 through 2007 are still open to examination. With the exception of Australia, we are no longer subject to tax examinations for years before 2002 in our major jurisdictions.

Tax Audit Australia

In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of tax assessed to date by the ATO, including penalties and interest, is approximately A$7.9 million (currently valued at $7.0 million). Payments of A$3.9 million (currently valued at $3.4 million) have been made to date with respect to these assessed amounts. The A$7.9 million of assessed taxes referred to above represents our maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in our results of operations.

In November 2005, we received a notice of assessment from the ATO related to our 2001 tax year, which assessed a tax due in the amount of A$1.8 million (currently valued at $1.6 million). Subsequently, we were issued penalty and interest charges totaling A$1.4 million (currently valued at $1.2 million) related to the tax assessment for the 2001 year. In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid A$907,000 (currently valued at $797,000), approximately 50% of the income tax assessment for 2001, to the ATO in December 2005. In April 2006, we paid 50% of the penalty and interest charges totaling A$708,000 (currently valued at $622,000) related to the tax assessment for the 2001 year. The ATO has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, we received a notice of assessment for tax, interest and penalties related to our 1994 and 1995 tax years totaling approximately A$4.5 million (currently valued at $3.9 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in June 2006, we paid approximately A$1.1 million (currently valued at $966,000) to the ATO, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years and A$1.1 million (currently valued at $966,000), which represented 50% of the outstanding tax and penalty assessments for the 1994 and 1995 years. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute.

We believe that our positions on our tax returns have merit. We have taken steps to preserve our rights through the ATO’s objection process and believe that our position will ultimately be sustained. Accordingly, the Company has not recorded any liabilities or unrecognized tax benefit in its condensed consolidated balance sheet related to these matters. All payments to the ATO have been recorded as current assets as the Company expects a resolution to these matters within twelve months.

During the three-month period ended December 31, 2007, we began settlement discussions with the ATO on a “without prejudice” basis and in December 2007 submitted a settlement offer to the ATO. The settlement offer does not impact our ability to maintain our position or arguments in the event that the matter is disputed in court. The settlement offer to the ATO was based on our view that our position is correct and will be ultimately be sustained. In December 2007, the ATO rejected our settlement offer and indicated that its willingness to settle the dispute would only arise at an amount that was close to the full amount of the outstanding tax assessment.

As of December 31, 2007, we have concluded that it is more likely than not that a mutually agreeable settlement with the ATO will not be reached. Accordingly, under the provisions of FIN 48, no liability was recorded related to the amount offered in settlement or any amounts in dispute with the ATO. Settlement discussions continue to be ongoing with the ATO on a “without prejudice” basis and do not impact our ability to maintain our position or arguments in the event that we must appeal any adverse final decision in court.

Liquidity and Capital Resources

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Net cash provided by operating activities of continuing operations	$3,052	$1,640
Net cash used in operating activities of discontinued operations	(236)	(261)

Net cash provided by operating activities	$2,816	$1,379

Net cash provided by (used in) investing activities of continuing operations	$7,119	$(4,194)
Net cash used in investing activities of discontinued operations	—	(153)

Net cash provided by (used in) investing activities	$7,119	$(4,347)

Net cash provided (used in) by financing activities	$960	$(910)

Total effect of exchange rate changes on cash and cash equivalents	$185	$370

Net increase (decrease) in cash and cash equivalents	$11,080	$(3,508)

Cash and cash equivalents, beginning of period	$59,482	$52,111
Cash and cash equivalents, end of period	$70,562	$48,603
Marketable securities, end of period	$11,015	$12,052
Cash, cash equivalents and marketable securities, end of period	$81,577	$60,655

Historically, we have financed our continuing operations and met our capital expenditure requirements primarily through funds generated from operations and borrowings from lending institutions. As of December 31, 2007, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $70.6 million, our marketable securities balance of $11.0 million and our credit facilities. In February 2007, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at December 31, 2007. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At December 31, 2007, we had employed $749,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.3 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of December 31, 2007, we had no outstanding debt.

At December 31, 2007, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At December 31, 2007, we were in compliance with this internal policy.

Net cash provided by operating activities of our continuing operations in the six-month period ended December 31, 2007, was $3.1 million. Cash of $7.5 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense. Cash generated by decreases in other assets of $1.1 million was offset by the consumption of cash due to a $1.3 million reduction in accrued expenses and other liabilities, as well as increases in accounts receivable and other current assets of $470,000 and $536,000, respectively. In addition, our deferred revenue account balances, decreased cash by $3.2 million as a result of the timing of renewals of maintenance contracts.

Operating activities of our continuing operations generated $1.6 million of cash in six-month period ended December 31, 2006. Cash of $5.6 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization. This amount was partially offset by a $490,000 decrease in accounts payable, a $195,000 decrease in accrued expenses and other liabilities and a $820,000 increase in accounts receivable. In addition, our deferred revenue account balances decreased cash by $2.5 million, which was the result of the timing of renewals of maintenance contracts.

Investing activities of our continuing operations generated $7.1 million of cash in the six-month period ended December 31, 2007. During this period net sales of marketable securities generated $2.1 million, and $6.6 million in proceeds were received related to the sale of the MS division. These items were partially offset by purchases of fixed assets of $1.3 million and $338,000 of capitalized software development costs.

Investing activities of our continuing operations consumed $4.2 million of cash in the six-month period ended December 31, 2006. During this period, net purchases of marketable securities consumed $3.6 million. In addition purchases of fixed assets consumed $501,000 and capitalization of software development costs consumed $83,000.

Financing activities generated $960,000 of cash in the first six months of fiscal 2008, a result of $1.3 million of proceeds received from the exercise of stock options, partially offset by the payment of employee tax obligations of $383,000 resulting from the net exercise of stock based awards. Financing activities consumed $910,000 of cash in the first six months of fiscal 2007, a result of our repurchase of 154,500 shares of common stock for $1.9 million, offset by $1.0 million of cash received from the exercise of stock options.

We believe that our current cash, cash equivalents, marketable securities and available lines of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the date of this report. Capital expenditure requirements of our continuing operations for fiscal 2008 are expected to be consistent with prior fiscal years. Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of new products, the financing of anticipated growth, and the possible acquisition of businesses, software products or technologies complementary to our business. On a long-term basis or to complete acquisitions in the short term, we may require additional external financing through credit facilities, sales of additional equity or other financing vehicles. There can be no assurance that such financing can be obtained on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption of SFAS No. 159 is allowed under certain circumstances. We are evaluating the timing of adoption of SFAS No. 159 and the impact that adoption might have on our financial position and our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the timing of adoption of SFAS No. 157 and the impact that adoption might have on our financial position and our results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on 10-K for the fiscal year ended June 30, 2007.

Foreign Exchange and Interest Rate Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At December 31, 2007, we had $11.1 million of cash and cash equivalents invested in foreign currency denominated accounts.

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At December 31, 2007, the fair value and principal amounts of our marketable securities portfolio amounted to $11.0 million, with a yield-to-maturity of 5.00%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company’s future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. There have been no significant changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about purchases by the Company during the three-month period ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

				Maximum Number of
			Total Number of Shares	Shares that May
	Total Number	Average	Purchased as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs(2)

October 1 - October 31, 2007	1,240	18.33	—	—
November 1 - November 30, 2007	—	—	—	1,000,000
December 1 - December 31, 2007(1)	—	—	—	1,000,000

	1,240		—	1,000,000

1)	These shares were surrendered to the Company by certain employee stockholders in order to satisfy individual tax withholding obligations upon vesting of their restricted stock.

2)	On November 1, 2007, the Company’s Board of Directors extended the Company’s stock repurchase program to allow for the repurchase of up to one million additional shares of its outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

On November 1, 2007, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, to elect one Class II Director for a three-year term. The results of the stockholder vote were as follows:

Name of Director	For	Withheld

Frank W. Haydu III	9,496,225	1,341,615

No other persons were nominated or received votes for election as a director of the Company at the 2007 Annual Meeting. The other directors of the Company whose terms continued after the 2007 Annual Meeting were A. Roland Thomas, Robert P. Schechter, Robert J. Lepofsky and Roger E. Brooks.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
No.

10.1	Amended and Restated Employment Agreement between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
10.2	Amended and Restated Employment Agreement between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
10.3	Amended and Restated Employment Agreement between the Registrant and Gregory W. Magoon.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
10.4	Amended and Restated Employment Agreement between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

**	Management contract or compensatory plan or arrangement.

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moldflow Corporation

By	/s/ A. ROLAND THOMAS
A. Roland Thomas
President and Chief Executive Officer

Moldflow Corporation

By:	/s/ GREGORY W. MAGOON
Gregory W. Magoon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 7, 2008

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit
No.		Description

*10	.1	Amended and Restated Employment Agreement between the Registrant and Lori M. Henderson.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
*10	.2	Amended and Restated Employment Agreement between the Registrant and A. Roland Thomas.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
*10	.3	Amended and Restated Employment Agreement between the Registrant and Gregory W. Magoon.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
*10	.4	Amended and Restated Employment Agreement between the Registrant and Kenneth R. Welch.** (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed November 8, 2007 and incorporated by reference thereto.)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1		Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2		Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

*	Incorporated by reference.

**	Management contract or compensatory plan or arrangement.