Form 10-Q
period 2008-03-31
MOLDFLOW CORP
filed 2008-05-06
CIK 1103234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-30027

Moldflow Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3406763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

492 OLD CONNECTICUT PATH, SUITE 401 FRAMINGHAM, MA 01701
(Address of principal executive offices) (Zip Code)

508-358-5848
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
May 2,
Class	2008

Common Stock, $0.01 par value per share	12,147,769

MOLDFLOW CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2008	2007
	(In thousands) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$80,739	$59,482
Marketable securities	9,841	13,163
Accounts receivable, net	14,654	11,878
Prepaid expenses	4,604	6,383
Other current assets	4,718	10,594

Total current assets	114,556	101,500
Fixed assets, net	3,926	3,137
Goodwill	6,465	6,465
Other assets	2,550	2,659

Total assets	$127,497	$113,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785	$876
Accrued expenses	11,866	11,489
Deferred revenue	16,763	14,095

Total current liabilities	29,414	26,460
Deferred revenue	2,419	1,582
Other long-term liabilities	1,728	305

Total liabilities	33,561	28,347

Contingencies, commitments and guarantor arrangements (Note 11)
Stockholders’ equity:
Common stock	126	124
Treasury stock, at cost	(8,549)	(8,018)
Additional paid-in capital	89,140	85,358
Retained earnings	6,535	1,617
Accumulated other comprehensive income	6,684	6,333

Total stockholders’ equity	93,936	85,414

Total liabilities and stockholders’ equity	$127,497	$113,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
		(Unaudited)

Revenue:
Product	$7,472	$8,123	$22,132	$20,846
Services	8,359	6,653	24,154	19,982

Total revenue	15,831	14,776	46,286	40,828

Costs and operating expenses:
Cost of product revenue	432	367	1,207	1,094
Cost of services revenue	1,440	1,123	4,096	3,359
Research and development	2,206	1,958	6,472	5,834
Selling and marketing	5,976	5,198	16,792	14,759
General and administrative	3,867	3,481	11,320	10,467

Total costs and operating expenses	13,921	12,127	39,887	35,513

Income from continuing operations	1,910	2,649	6,399	5,315
Interest income, net	887	788	3,004	2,355
Other income (loss), net	151	(5)	149	15

Income from continuing operations before income taxes	2,948	3,432	9,552	7,685
Provision for income taxes	2,797	638	4,109	1,112

Net income from continuing operations	$151	$2,794	$5,443	$6,573
Net loss from discontinued operations, net of income taxes (Note 2)	—	(10,615)	—	(10,932)
Net loss on the disposal of discontinued operations, net of income taxes (Note 2)	—	—	(236)	—

Net income (loss)	$151	$(7,821)	$5,207	$(4,359)

Basic net income per common share from continuing operations	$0.01	$0.25	$0.46	$0.59
Basic net loss per common share from discontinued operations	—	(0.95)	—	(0.98)
Basic net loss per common share on the disposal of discontinued operations	—	—	(0.02)	—

Basic net income (loss) per common share	$0.01	$(0.70)	$0.44	$(0.39)

Diluted net income per common share from continuing operations	$0.01	$0.24	$0.45	$0.57
Diluted net loss per common share from discontinued operations	—	(0.91)	—	(0.94)
Diluted net loss per common share on the disposal of discontinued operations	—	—	(0.02)	—

Diluted net income (loss) per common share	$0.01	$(0.67)	$0.43	$(0.37)

Shares used in computing net income (loss) per common share:
Basic	11,776	11,219	11,761	11,181
Diluted	12,051	11,739	12,087	11,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOLDFLOW CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net income from continuing operations	$5,443	$6,573
Net loss from discontinued operations, net of income taxes (Note 2)	—	(10,932)
Net loss on the disposal of discontinued operations, net of income taxes Note 2)	(236)	—

Net income (loss)	$5,207	$(4,359)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of fixed assets	808	836
Amortization of other intangible assets	603	618
Provisions for doubtful accounts	66	115
Share-based compensation	1,778	1,232
Other non-cash charges or expenses	13	(6)
Excess tax benefits from shared-based compensation	—	(374)
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	(3,410)
Prepaid expenses and other current assets	1,862	294
Other assets	487	(219)
Accounts payable	(114)	(550)
Accrued expenses and other liabilities	817	1,718
Deferred revenue	1,417	2,085

Net cash provided by operating activities of continuing operations	11,680	8,912
Net cash used in operating activities of discontinued operations	(236)	(620)

Net cash provided by operating activities	11,444	8,292
Cash flows from investing activities:
Purchases of fixed assets	(1,459)	(918)
Capitalization of software development costs	(602)	(340)
Purchases of marketable securities	(14,567)	(19,267)
Sales and maturities of marketable securities	17,888	16,618
Proceeds from sale of business (Note 2)	6,584	—

Net cash provided by (used in) investing activities of continuing operations	7,844	(3,907)
Net cash used in investing activities of discontinued operations	—	(32)

Net cash provided by (used in) investing activities	7,844	(3,939)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,861	2,711
Purchase of treasury stock	(383)	(5,440)
Excess tax benefits from share-based compensation	—	374

Net cash provided by (used in) financing activities	1,478	(2,355)
Effect of exchange rate changes on cash and cash equivalents	491	306

Net increase in cash and cash equivalents	21,257	2,304
Cash and cash equivalents, beginning of period	59,482	52,111

Cash and cash equivalents, end of period	$80,739	$54,415

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Moldflow and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K. The June 30, 2007 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the results for the interim periods. The results of operations for the three- and nine-month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

On June 30, 2007, the Company completed the sale of substantially all of the assets of its Manufacturing Solutions (“MS”) division, including its Altanium, Shotscope and Celltrack product lines. The Moldflow Plastics Xpert (“MPX”) software product, which had been previously part of the MS division, was retained by the Company as this software-focused product line was more closely aligned with its core Design Analysis Solutions (“DAS”) business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is reporting the MS division as a discontinued operation in the consolidated financial statements for all periods presented. See Note 2 to the unaudited condensed consolidated financial statements, Discontinued Operations, for further discussion of the MS division divestiture. Unless indicated otherwise, both current and historical amounts provided throughout this Form 10-Q relate solely to the Company’s continuing operations.

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

The Company received $6.0 million of the purchase price in July 2007 and $584,000 in October 2007. Pursuant to the sale agreement, the remaining $1.0 million of the adjusted purchase price was placed in escrow. The Company expects the escrow to settle within the next twelve months and has recorded the balance as a current asset on its unaudited condensed consolidated balance sheet as of March 31, 2008.

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

The following table presents share-based compensation expenses for the Company’s continuing operations included in its unaudited condensed consolidated statement of operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
		(In thousands)

Cost of product revenue	$—	$1	$7	$4
Cost of services revenue	22	10	52	30
Research and development	146	96	401	268
Selling and marketing	140	82	395	224
General and administrative	315	239	923	706

Share-based compensation expense before related tax effects	623	428	1,778	1,232
Income tax benefit	(94)	—	(162)	(67)

Net share-based compensation expense	$529	$428	$1,616	$1,165

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Pre-vesting forfeiture rates for purposes of determining share-based compensation expense for stock options, restricted stock and restricted stock units for the three- and nine-month periods ended March 31, 2008 and March 31, 2007 were estimated to be 7.0% and 8.6%, respectively. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three-and nine-month periods ended March 31, 2008 and March 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007(4)	2008	2007

Dividend yield	0%	n/a	0%	0%
Expected volatility factor(1)	44.3%	n/a	44.3%	41.1%
Risk-free interest rate(2)	3.0%	n/a	3.0-4.9%	4.9%
Expected term (in years)(3)	4.8	n/a	4.8	3.5-5.0

(1)	Measured using a weighted average of historical daily price changes of the Company’s stock and of peer group companies over the most recent period that matches the expected term of the option.

(2)	The risk-free interest rate for periods equal to the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant.

(3)	The expected term assumption is the number of years that the Company estimates that options granted to its employees will be outstanding prior to exercise or post-vesting cancellation. In the three- and nine-month

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods ended March 31, 2008, the Company calculated the expected term using historical exercise and post-vesting cancellation data related to grants made to its employees. In the nine-month period ended March 31, 2007, the Company elected to use the simplified method for estimating the expected term for its stock options, which qualified as “plain-vanilla” options.

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

On January 20, 2000, the Board of Directors approved the Moldflow Corporation 2000 Stock Option and Incentive Plan (the “2000 Plan”), which, as amended, provides for the grant of incentive stock options, stock awards and stock purchase rights for the purchase of up to 4,145,729 shares of common stock by officers, employees, consultants and directors of the Company. The number of shares issuable under the 2000 Plan is also increased as of each June 30 and December 31 by a number of shares equal to 20% of the shares issued by the Company during such six-month period. The Board determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Non-qualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the par value per share. As of March 31, 2008, there were 941,045 shares available for future grant under the 2000 Plan.

The following sections, Stock Options, Restricted Stock, and Restricted Stock Units, summarize activity under the Company’s stock plans. Share data for the nine months ended March 31, 2008 includes activity for both the Company’s continuing and discontinued operations.

Stock Options:

A summary of the Company’s stock option activity follows:

	Nine Months Ended
	March 31,		March 31,
	2008		2007
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	1,209,842	$12.68	2,086,551	$10.85
Granted	220,165	16.40	239,207	12.03
Exercised	(214,749)	8.67	(439,789)	6.34
Canceled	(12,785)	16.15	(264,692)	13.31

Outstanding at end of period	1,202,473	$14.05	1,621,277	$11.82

Options exercisable at end of period	838,997	$13.58	1,231,227	$11.51
Weighted average fair value of options granted in the period		$7.00		$5.18

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding stock options as of March 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$5.01-$10.00	182,875	1.3 years	$9.34	182,875	$9.34
$10.01-$15.00	459,315	4.5 years	12.00	340,962	11.96
$15.01-$20.00	489,977	3.9 years	16.46	256,160	16.59
$20.01-$25.00	56,706	1.9 years	22.04	45,400	21.97
$25.01-$30.00	13,600	0.8 years	26.32	13,600	26.32

	1,202,473	3.6 years	$14.05	838,997	$13.58

The Company recorded share-based compensation expense from continuing operations related to stock options of $245,000 and $220,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. The Company recorded share-based compensation expense from continuing operations related to stock options of $776,000 and $704,000 for the nine-month periods ended March 31, 2008 and March 31, 2007, respectively. The intrinsic value of options exercised in the nine-month period ended March 31, 2008 was $2.5 million and the intrinsic value of options that vested during the period was $855,000. The total compensation cost from continuing operations not yet recognized as of March 31, 2008 related to unvested stock option awards was $1.7 million, which will be recognized over a weighted-average period of 1.9 years. Vested share options outstanding and exercisable were 838,997 as of March 31, 2008 with an intrinsic value of $3.7 million and a weighted average remaining contractual life of 2.2 years.

Restricted Stock:

The following table summarizes restricted stock award activity under the 2000 Plan during the periods presented:

	Nine Months Ended
	March 31,		March 31,
	2008		2007
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	163,585	$13.52	81,744	$15.39
Granted	122,857	15.93	126,069	12.05
Vested	(68,879)	13.45	(27,256)	15.39

Nonvested at end of period	217,563	$14.91	180,557	$13.06

The shares of restricted stock have been issued at no cost to the recipients. The restricted stock vests annually over a three-year period. The fair value of the restricted stock is expensed ratably over the vesting period. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $344,000 and $192,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. The Company recorded share-based compensation expense from continuing operations related to restricted stock of $920,000 and $505,000 for the nine-month periods ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, the total compensation cost from continuing operations not yet recognized related to unvested restricted stock awards was $2.2 million, which will be recognized over a weighted-average period of 2.0 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For U.S. employees, vested restricted stock awards were net-share settled such that the Company withheld shares with a value equivalent to employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The shares are valued based on the Company’s closing price of the restricted stock on their vesting dates. During the three-month period ended March 31, 2008, no shares were withheld and recorded to treasury stock in order to pay for employees’ tax obligations. In the nine-month period ended March 31, 2008, total shares withheld of 17,564 were recorded to treasury stock and the payment for employees’ tax obligations related to these shares was approximately $311,000, while an additional 3,291 shares were withheld as a result of restricted stock surrendered for withholding taxes in a prior period. The payment for employees’ tax obligations related to the these shares was approximately $72,000. In addition, the Company also reclassified 6,641 shares and 19,703 shares from common stock to treasury as these shares were also withheld in prior periods for employee’s tax obligations on restricted stock and stock options, respectively. The tax obligations related to these 26,344 shares was $146,000.

Restricted Stock Units:

	Nine Months Ended
	March 31,		March 31,
	2008		2007
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested at beginning of period	24,620	$8.81	—	—
Granted	18,627	11.65	24,620	$8.81
Vested	(8,207)	8.81	—	—

Nonvested at end of period	35,040	$10.32	24,620	$8.81

Each restricted stock unit vests annually over a three-year period. Vesting of the restricted stock units automatically accelerates upon a change of control of the Company. Vested restricted stock units are paid out in common stock upon the earlier of a termination of services by the recipient or a change of control of the Company. Restricted stock units do not have voting rights until such time as the restricted stock units are paid out in shares. These post-vesting restrictions were reflected in the discount rate and thus considered in the determination of the fair value of the restricted stock units. Two approaches are considered in estimating the discount rate: empirical studies related to transactions involving restricted shares and the level of discount implied by the Black-Scholes valuation model. The fair value of the restricted stock unit was $11.65 at the date of grant, approximately 30% less than the intrinsic value of $16.64. The fair value of the restricted stock units is expensed ratably over the vesting period.

The Company recorded share-based compensation expense related to restricted stock units of $34,000 and $16,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. The Company recorded share-based compensation expense related to restricted stock units of $82,000 and $23,000 in the nine-month periods ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, the total compensation cost not yet recognized related to unvested restricted stock units was $327,000, which will be recognized as an expense to continuing operations over a weighted-average period of 2.3 years.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Net Income (loss) Per Common Share

The following table presents the calculation for both basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net income from continuing operations	$151	$2,794	$5,443	$6,573
Net loss from discontinued operations, net of income taxes (Note 2)	—	(10,615)	—	(10,932)
Net loss on disposal of discontinued operations, net of income taxes (Note 2)	—	—	(236)	—

Net income (loss)	$151	$(7,821)	$5,207	$(4,359)

Shares used in computing net income (loss) per common share — basic	11,776	11,219	11,761	11,181
Effect of dilutive securities:
Employee and director stock options	275	520	326	487

Shares used in computing net income (loss) per common share — diluted	12,051	11,739	12,087	11,668

Basic net income per common share from continuing operations	$0.01	$0.25	$0.46	$0.59
Basic net loss per common share from discontinued operations	—	(0.95)	—	(0.98)
Basic net loss per common share on the disposal of discontinued operations	—	—	(0.02)	—

Basic net income (loss) per common share	$0.01	$(0.70)	$0.44	$(0.39)

Diluted net income per common share from continuing operations	$0.01	$0.24	$0.45	$0.57
Diluted net loss per common share from discontinued operations	—	(0.91)	—	(0.94)
Diluted net loss per common on the disposal of discontinued
operations		—	(0.02)	—

Diluted net income (loss) per common share	$0.01	$(0.67)	$0.43	$(0.37)

Weighted average common stock equivalents related to stock options of 559,283 and 530,844 shares were outstanding for the three-month periods ended March 31, 2008 and March 31, 2007, respectively, but were not included in the calculation of diluted net income per share from continuing operations as their inclusion would be anti-dilutive.

Weighted average common stock equivalents related to stock options of 186,441 and 557,511 shares were outstanding for the nine-month periods ended March 31, 2008 and March 31, 2007, respectively, but were not included in the calculation of diluted net income per share from continuing operations as their inclusion would be anti-dilutive.

Under the provisions of SFAS No. 28, “Earnings per Share,” when there is income from continuing operations and the Company reports a discontinued operation, the Company computes diluted net loss per common share from discontinued operations using the same number of potentially dilutive securities applied in computing diluted net income per common share from continuing operations, even though this would have an anti-dilutive effect.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Derivative Financial Instruments and Hedging Activities

The Company maintains a hedging program designed to reduce the exposure to changes in currency exchange rates. As of March 31, 2008, hedging instruments with notional amounts of $5.9 million, $8.8 million and $5.1 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of the Euro and Australian instruments, as derived from dealer quotations, was $304,000 and was recorded as a component of other current assets. The fair value of the Japanese instruments, as derived from dealer quotations, was a liability of $553,000 and was recorded as a component of other current liabilities. During the three- and nine-month periods ended March 31, 2008, net unrealized losses of $251,000, and $207,000, respectively, were included in accumulated other comprehensive income. During the three- and nine-month periods ended March 31, 2008, a loss of $90,000 and a loss of $77,000, respectively, were recorded as a component of other income on the effective portion of options that were settled. As of March 31, 2008, there was no gain or loss recognized on the ineffective portion of these options.

As of March 31, 2007, hedging instruments with notional amounts of $2.7 million, $1.9 million and $1.5 million were outstanding to exchange Euros, Japanese yen and Australian dollars, respectively. The fair value of these instruments, as derived from dealer quotations, was $171,000 and was recorded as a component of other current assets. During the three- and nine-month periods ended March 31, 2007, net unrealized losses of $42,000, and net unrealized gains of $59,000, respectively, were included in accumulated other comprehensive income. During the three- and nine-month periods ended March 31, 2007, gains of $58,000 and $106,000, respectively, were recorded as components of other income on the effective portion of options that were settled. As of March 31, 2007, there was no gain or loss recognized on the ineffective portion of these options.

The Company held no derivatives during the nine-month period ended March 31, 2008 or March 31, 2007 for non-hedging purposes.

6.	Acquired Intangible Assets

Intangible assets acquired in the Company’s business combinations have been fully amortized except for goodwill. The total carrying value of goodwill of the Company’s continuing operations at both March 31, 2008 and June 30, 2007 was $6.5 million.

7.	Software Development Costs

Costs associated with the development of computer software and related products are expensed prior to establishing technological feasibility, as defined by SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and capitalized thereafter until the product is available for general release to customers. Eligible development costs of $264,000 and $257,000 were capitalized in the three-month periods ended March 31, 2008 and March 31, 2007, respectively. Eligible development costs of $602,000 and $340,000 were capitalized in the nine-month periods ended March 31, 2008 and March 31, 2007, respectively. All such costs have been included in other non-current assets in the Company’s unaudited condensed consolidated balance sheet and are being amortized to cost of product revenue over their estimated useful lives, which range from three to five years. A summary of capitalized software development costs follows:

	March 31,	June 30,
	2008	2007
	(In thousands)

Gross carrying amount	$3,151	$2,549
Less — accumulated amortization	(2,194)	(1,844)

Net carrying amount	$957	$705

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as cumulative foreign currency translation adjustments. Other comprehensive income also includes unrealized gains and losses on the Company’s hedging instruments and unrealized gains and losses on the Company’s marketable securities.

The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income (loss)	$151	$(7,821)	$5,207	$(4,359)
Other comprehensive income:
Increase in fair value of marketable securities, net of related tax effects	18	—	37	3
Increase (decrease) in value of financial instruments designated as hedges, net of related tax effects	(251)	(42)	(197)	67
Foreign currency translation adjustment	278	224	511	876

Other comprehensive income	45	182	351	946

Comprehensive income (loss)	$196	$(7,639)	$5,558	$(3,413)

9.	Segment Information

The Company has reviewed the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” with respect to the criteria necessary to evaluate the number of operating segments that exist within the Company. Based on this review, the Company has concluded that it operates as a single segment. The Company licenses and sells its products to customers throughout the world. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign sales subsidiaries in Europe and Asia.

The Company had no customers from which it derived more than 10% of the total revenue for the fiscal periods presented.

10.	Income Taxes

Provision for Income Tax

The Company is subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining the provision for income taxes.

For the three- and nine-month periods ended March 31, 2008, the Company recorded a tax provision of $2.8 million and $4.1 million, on income from continuing operations before income tax of $2.9 million and $9.6 million, resulting in an effective income tax rate of 95% and 43%, respectively. For the three months ended March 31, 2008, the difference between the effective rate of 95% and the U.S. federal statutory rate of 34% was primarily due to a $1.8 million tax expense recorded in connection with the Company’s proposed settlement of its tax audit in Australia (see “Tax Audit Australia” below). For the nine-month period ended March 31, 2008, the difference between the effective tax rate of 43% and the U.S. federal statutory income tax rate of 34% was primarily due to tax expense recorded in connection with the aforementioned proposed settlement, which was partially reduced by taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. and also

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced by the effect of a one-time tax benefit of $169,000 arising from the lapse of the applicable statute of limitations related to potential audits.

For the three- and nine-month periods ended March 31, 2007, the Company recorded tax provisions of $638,000 and $1.1 million, respectively, on income from continuing operations before tax of $3.4 million and $7.7 million, respectively, resulting in effective income tax rates of 19% and 14%, respectively. For the three months ended March 31, 2007, the difference between the effective tax rate of 19% and the U.S. federal statutory income tax rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the nine months ended March 31, 2007, the difference between the effective tax rate of 14% and the U.S. federal statutory income tax rate of 34% was primarily due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of the Company’s tax liabilities related to certain tax positions of one of the Company’s foreign subsidiaries and taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

Valuation Allowance

The Company has established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because it believes that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At March 31, 2008, the Company had total deferred tax assets of $625,000, which were net of the tax asset valuation allowance of $3.6 million and deferred tax liabilities of $519,000. Realization of the net deferred tax assets is dependent on the Company’s ability to generate future taxable income in the related tax jurisdictions. Management believes that sufficient taxable income will be earned in the future to realize these assets.

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

As of March 31, 2008, the Company had $1.1 million of accrued interest and penalties, $845,000 of which are related to the Company’s settlement position with the Australian Tax Office (see “Tax Audit Australia” below). As of March 31, 2008, the Company has recognized $882,000 of interests and penalties in the condensed consolidated statement of operations.

Unrecognized tax benefits represent tax positions for which reserves have been established. On the date of adoption, the Company’s unrecognized tax benefits totaled $1.7 million. As of March 31, 2008, the Company’s unrecognized tax benefits totaled $3.2 million, of which $2.1 million, if recognized, would favorably affect the Company’s effective tax rate in any future period. The Company has not identified an uncertain tax position under FIN 48 for which it is reasonably possible that the total amount of such uncertain tax benefits will increase or decrease as a result of a settlement within the next twelve months.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, France, Japan, Germany, Ireland and the U.S. As a result, the

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company files numerous consolidated and separate income tax returns in both domestic and international jurisdictions. Depending on the jurisdiction, the Company’s tax years 2002 through 2008 are still open to examination. With the exception of Australia, the Company is no longer subject to tax examinations for years before 2002 in its major jurisdictions.

Tax Audit Australia

In the first quarter of fiscal 2005, one of the Company’s Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of tax assessed to date by the ATO, including penalties and interest, is approximately A$7.9 million (currently valued at $7.2 million). Payments of A$3.9 million (currently valued at $3.6 million) have been made to date with respect to these assessed amounts. The A$7.9 million of assessed taxes represents the Company’s maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in the Company’s results of operations.

In November 2005, the Company received a notice of assessment from the ATO related to its 2001 tax year, which assessed a tax due in an amount of A$1.8 million (currently valued at $1.6 million). Subsequently, the Company was issued penalty and interest charges totaling A$1.4 million (currently valued at $1.3 million) related to the tax assessment for the 2001 year. In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, the Company paid A$907,000 (currently valued at $829,000), approximately 50% of the income tax assessment for 2001, to the ATO in December 2005. In April 2006, the Company paid 50% of the penalty and interest charges totaling A$708,000 (currently valued at $647,000) related to the tax assessment for the 2001 year. The ATO has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, the Company received a notice of assessment for tax, interest and penalties related to its 1994 and 1995 tax years totaling approximately A$4.5 million (currently valued at $4.1 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in June 2006, the Company paid approximately A$1.1 million (currently valued at $1.0 million) to the ATO, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years and A$1.1 million (currently valued at $1.0 million), which represented 50% of the outstanding tax and penalty assessments for the 1994 and 1995 years. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute. All payments to the ATO were recorded as current assets.

While Company believes that its positions on its tax returns have merit, since November 2007, the Company has undertaken settlement discussions with the ATO. During this time, various settlement offers have been proposed by both parties to the dispute. These settlement offers and settlement discussions have been conducted on a “without prejudice” basis to avoid impacting the Company’s ability to maintain its position or arguments in the event that the matter is disputed in court. The settlement offers to the ATO were based on the Company’s view that its position is correct and will ultimately be sustained. During the third fiscal quarter, negotiations with the ATO progressed to a point where the Company concluded that as of March 31, 2008, it is more likely than not that a mutually agreeable settlement could be reached with the ATO. Accordingly, under FIN 48, an accrual for $2.3 million has been recorded related to this potential settlement. This accrual was recorded as a reduction to the carrying value of the payments made to the ATO described above. After this reduction, the remaining balance of payments included as current assets on the Company’s condensed consolidated balance sheet was $1.1 million as of March 31, 2008. Of this reduction, $1.8 million was recorded as tax expense in the three-month period ended March 31, 2008 and $457,000 was recorded as a deferred tax asset, as it related to the timing of tax deductions. Negotiations are ongoing and any actual settlement with the ATO could result in a further accrual being recorded or the current accrual being reduced in future fiscal periods.

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Contingencies, Commitments and Guarantor Arrangements

In the normal course of business, the Company indemnifies third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. These Agreements include indemnities to the following parties: lessors in connection with facility leases; customers in relation to their performance of services subcontracted to other providers; vendors in connection with guarantees of Company employee expenses; and former employees in connection with their prior services as director or officer of the Company or its subsidiary companies. In addition, the Company may be responsible for the performance under credit facilities of the Company’s subsidiaries and for indemnity obligations in connection with the sale of business assets. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, the majority of these Agreements do not limit the Company’s maximum potential payment exposure. However, the Company has never incurred material costs to settle claims or defend lawsuits related to these Agreements and their estimated fair value is minimal. Accordingly, as of March 31, 2008, no liabilities have been recorded.

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

12.	Share Repurchase Program and Treasury Stock

On May 17, 2006, the Company’s Board of Directors established a stock repurchase program under which the Company was authorized to repurchase up to 600,000 shares of its outstanding common stock. On November 1, 2007, the Company’s Board of Directors extended the Company’s stock repurchase program to allow for the repurchase of up to one million additional shares of its outstanding common stock. No shares were repurchased under the program for the nine-month period ended March 31, 2008.

As of March 31, 2008, the Company held 647,199 shares as treasury stock.

13.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS No. 161”). FAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the timing of adoption of FAS No. 161 and the impact that adoption might have on its financial position and its results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“FAS No. 141(R)”) FAS No. 141(R) changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. FAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010 on July 1, 2009) with early adoption prohibited. Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed after July 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption of FAS No. 159 is allowed under certain circumstances. The Company is currently evaluating the timing of adoption of FAS No. 159 and the impact that adoption might have on its financial position and its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“FAS No. 157”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles in the U.S. (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB Staff Position (“FSP”) No. FAS 157-1 amended FAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“FAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS No. 13. The exclusion did not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FAS No. 141 or FAS No. 141R, regardless of whether those assets and liabilities are related to leases. In addition, in February 2008, FSP No. FAS 157-2 delayed the effective date of FAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the timing of adoption of FAS No. 157 and the impact the adoption might have on its financial position and its results of operations.

14.	Subsequent Events

On May 1, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Autodesk, Inc., a Delaware corporation (“Autodesk”), and Switch Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Autodesk (the “Purchaser”), pursuant to which, among other things, the Purchaser will commence a cash tender offer (the “Offer”) to acquire all the outstanding shares of the Company’s common stock, par value $0.01 per share (“Company Common Stock”), at a price of $22.00 per share, net to the selling stockholders in cash, without interest (the “Offer Price”). The Offer will remain open for 20 business days from commencement, subject to possible extension on the terms set forth in the Merger Agreement. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly-owned subsidiary of Autodesk (the “Surviving Corporation”). At the effective time of the Merger, each issued and outstanding share of Company Common Stock (“Shares”) (other than Shares owned by the Company, Autodesk or the Purchaser, and stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law), will be automatically converted into the right to receive an amount in cash, without interest, equal to the Offer Price.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Autodesk and the Purchaser. The Company has agreed to operate its business in the ordinary course until the Offer is consummated. The Merger Agreement also includes customary termination provisions for both the Company and

MOLDFLOW CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Autodesk and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Autodesk a termination fee of $7,500,000.

Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of Shares that would represent at least a majority of the sum of (a) all Shares outstanding as of the scheduled expiration of the Offer plus (b) all Shares issuable upon exercise of options to acquire Shares outstanding as of the scheduled expiration of the Offer which are vested as of the scheduled expiration of the Offer or would vest within 90 days thereafter, plus (c) all Shares issuable upon securities convertible into, or exchangeable for, Shares outstanding at the then scheduled expiration of the Offer or within 90 days thereafter, (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) and other required regulatory approvals and customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a review of our overall strategy to give the reader a view of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Following that, we discuss the results of our continuing operations for the three- and nine-month periods ended March 31, 2008 compared to the three- and nine-month periods ended March 31, 2007. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Financing Arrangements.”

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in our most recent Annual Report on Form 10-K, Part I, Item 1A. “Risk Factors” and additional risk factors related to the proposed acquisition of Moldflow by Autodesk (see below) included in Part II, Item 1A of this Form 10-Q. Readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation to update any of our forward-looking statements to reflect events occurring after the date of this report.

On May 1, 2008, we entered into an Agreement and Plan of Merger with Autodesk, Inc., (“Autodesk”), and Switch Acquisition Corporation, a wholly-owned subsidiary of Autodesk, pursuant to which, among other things, Autodesk will commence a cash tender offer to acquire all the outstanding shares of our common stock, par value $0.01 per share at a price of $22.00 per share, net to the selling stockholders in cash, without interest. See Note 14, Subsequent Events, to the unaudited condensed consolidated financial statements.

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

We received $6.0 million of the purchase price in July 2007 and $584,000 in October 2007. Pursuant to the sale agreement, the remaining $1.0 million of the adjusted purchase price was placed in escrow. We expect the escrow to settle within the next twelve months and have recorded its balance as a current asset on our unaudited condensed consolidated balance sheet as of March 31, 2008.

In accordance with Statement of Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are reporting the MS division as a discontinued operation in these unaudited condensed consolidated financial statements for all periods presented.

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

Overview of Results of Continuing Operations for the Three- and Nine-Month Periods Ended March 31, 2008:

	Three Months		Three Months
	Ended	As a	Ended	As a
	March 31,	% of	March 31,	% of
	2008	Revenue	2007	Revenue
	(In thousands, except for percentage data)

Revenue	$15,831	100%	$14,776	100%
Cost of revenue	1,872	12	1,490	10
Operating expenses	12,049	76	10,637	72

Income from continuing operations	$1,910	12%	$2,649	18%

	Nine Months		Nine Months
	Ended	As a	Ended	As a
	March 31,	% of	March 31,	% of
	2008	Revenue	2007	Revenue
	(In thousands, except for percentage data)

Revenue	$46,286	100%	$40,828	100%
Cost of revenue	5,303	12	4,453	11
Operating expenses	34,584	74	31,060	76

Income from continuing operations	$6,399	14%	$5,315	13%

•	Total revenue was $46.2 million in the nine-month period ended March 31, 2008 and represented an increase of 13% from the same period of the previous year.

•	Product revenue was $22.1 million in the nine-month period ended March 31, 2008 and represented an increase of 6% from the same period of the previous year.

•	Service revenue was $24.2 million in nine-month period ended March 31, 2008 and represented an increase of 21% from the same period of the previous year.

•	Income from continuing operations was $6.4 million in the nine-month period ended March 31, 2008, compared to $5.3 million from same period of the previous year.

•	Total net share-based compensation costs of $1.6 million for the nine-month period ended March 31, 2008, compared to $1.2 million from the same period of the previous year.

•	Net cash provided by operating activities of continuing operations was $11.7 million in the nine-month period ended March 31, 2008, compared to $8.9 million in the same period of the previous year.

Results of Continuing Operations

The following table sets forth our statement of continuing operations data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Revenue:
Product	47%	55%	48%	51%
Services	53	45	52	49

Total revenue	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenue	3%	2%	3%	3%
Cost of services revenue	9	8	9	8
Research and development	14	13	14	14
Selling and marketing	38	35	36	36
General and administrative	24	24	24	26

Total costs and operating expenses	88	82	86	87

Income from continuing operations	12	18	14	13
Interest income, net	6	5	6	6
Other income (loss), net	—	—	—	—

Income from continuing operations before income taxes	18	23	20	19
Provision for income taxes	17	4	9	3

Net income from continuing operations	1%	19%	11%	16%

Revenue

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
		(In thousands)

Revenue:
Product	$7,472	$8,123	$22,132	$20,846
Services	8,359	6,653	24,154	19,982

Total	$15,831	$14,776	$46,286	$40,828

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

The following tables sets forth our revenue by geography for the three- and nine- month periods ended March 31, 2008 and March 31, 2007.

	Three Months			Three Months
	Ended	Increase		Ended
	March 31,	(Decrease)		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Asia/Australia:
Products	$4,549	$(132)	(3)%	$4,681
Services	3,221	904	39	2,317

Total Asia/Australia	$7,770	$772	11%	$6,998

% of total revenue	49%			48%
Americas:
Products	$888	$(53)	(6)%	$941
Services	1,712	239	16	1,473

Total Americas	$2,600	$186	8%	$2,414

% of total revenue	16%			16%
Europe:
Products	$2,035	$(466)	(19)%	$2,501
Services	3,426	563	20	2,863

Total Europe	$5,461	$97	2%	$5,364

% of total revenue	35%			36%
Consolidated:
Products	$7,472	$(651)	(8)%	$8,123
Services	8,359	1,706	26	6,653

Total	$15,831	$1,055	7%	$14,776

% of total revenue	100%			100%

	Nine Months			Nine Months
	Ended	Increase		Ended
	March 31,	(Decrease)		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Asia/Australia:
Products	$13,132	$1,831	16%	$11,301
Services	9,276	1,951	27	7,325

Total Asia/Australia	$22,408	$3,782	20%	$18,626

% of total revenue	48%			46%
Americas:
Products	$2,480	$(314)	(11)%	$2,794
Services	4,911	330	7	4,581

Total Americas	$7,391	$16	—%	$7,375

% of total revenue	16%			18%
Europe:
Products	$6,520	$(231)	(3)%	$6,751
Services	9,967	1,891	23	8,076

Total Europe	$16,487	$1,660	11%	$14,827

% of total revenue	36%			36%
Consolidated:
Products	$22,132	$1,286	6%	$20,846
Services	24,154	4,172	21	19,982

Total	$46,286	$5,458	13%	$40,828

% of total revenue	100%			100%

Historically, our revenue, and, in particular, our product revenue, has followed a pattern that reflected seasonal slowdowns in our first and, to a lesser extent, our third fiscal quarter. However, in the three-month period ended March 31, 2007, we experienced a shortening of the sales cycle on several large orders that were originally expected to be finalized in the subsequent fiscal quarter. This occurrence was in contrast to our historical pattern and resulted in a stronger than average third quarter operating result and reduced our typical seasonal revenue volatility in fiscal 2007. In the three-month period ended March 31, 2008, we expected and experienced a return to our normal seasonal pattern, which, as a result of the unusually robust result in the same period of prior year, contributed to a $651,000 year-over-year decrease in third quarter product revenue.

In addition to the effect of a return to our normal seasonal revenue patterns, the decline in our product revenue in the three-month period ended March 31, 2008 was also a result of continuing economic slowdowns in North America, in particular in the U.S. automotive industry, and lower sales productivity in our European region, a result of turnover in our sales staff. The effect of these circumstances was partially offset by the positive impact of changes in foreign currency exchange rates, which increased product revenue by 7%, and partially offset the overall decrease in product revenue in the three-month period ended March 31, 2008 when compared to the prior year.

In both the three- and nine-month periods ended March 31, 2008, we also experienced an increase in the number of transactions that were negotiated in the U.S. or Europe and ultimately completed, delivered and recorded as revenue in Asia. We attribute this trend to the globalization of our customers’ operations and their own response to current economic conditions. We believe this trend will continue and that it partly explains the relative performance between our regions over the same periods of the prior year. As we are already geographically positioned in major markets around the world, we believe we are well-positioned to respond to shifts in regional demand as a result of this trend.

Product revenue increased $1.8 million in the nine-month period ended March 31, 2008 in the Asia/Australia region compared to the same period of the prior fiscal year in part due to the aforementioned trend and also due to strong sales in the electronic markets of Japan, Korea, and China. The decreases in North America and Europe in the nine-month period ended March 31, 2008 that partially offset product revenue growth in Asia/Australia and resulted in a total product revenue increase of $1.3 million were due to the reasons described above for the three-month period ended March 31, 2008. Changes in foreign currency exchange rates improved results representing 6% of the increase in product revenue in the nine-month period ended March 31, 2008.

Service revenue increased $1.7 million and $4.2 million in the three- and nine-month periods ended March 31, 2008, respectively, compared to the same periods of the prior fiscal year. These increases were primarily from the sale of maintenance and support contracts across all geographic regions, the largest increases being in the Asia/Australia and European regions and are a reflection of long-term growth in our installed customer base arising from software license sales made during the current and previous reporting periods. Changes in foreign currency exchange rates represented 11% and 7% of the increase in service revenue for the three- and nine-month periods ended March 31, 2008, respectively.

Cost of Product Revenue

	Three Months			Three Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Cost of product revenue:	$432	$65	18%	$367
As a percentage of total revenue	3%			2%

	Nine Months			Nine Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Cost of product revenue:	$1,207	$113	10%	$1,094
As a percentage of total revenue	3%			3%

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

The increase in cost of product revenue for the three-month period ended March 31, 2008 consisted primarily of third-party royalties. The increase in cost product revenue for the nine-month period ended March 31, 2008 consisted primarily of third-party royalties partially offset by decreased amortization from intangible assets.

Cost of Services Revenue

	Three Months			Three Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Cost of services revenue	$1,440	$317	28%	$1,123
As a percentage of total revenue	9%			8%

	Nine Months			Nine Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Cost of Services Revenue	$4,096	$737	22%	$3,359
As a percentage of total revenue	9%			8%

Cost of services revenue consists primarily of salary, fringe benefits and facility related costs of our maintenance and support, consulting and training activities and of our material testing laboratories, and is expensed when incurred. Additionally, from time to time, we engage outside consultants to meet peaks in customer demand for consulting services.

The increase in cost of services revenue for the three- and nine-month periods ended March 31, 2008 resulted primarily from an increase in the number of technical support engineers on staff.

Research and Development

	Three Months			Three Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Research and development	$2,206	$248	13%	$1,958
As a percentage of total revenue	14%			13%

	Nine Months			Nine Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Research and development	$6,472	$638	11%	$5,834
As a percentage of total revenue	14%			14%

We employ a staff to develop new products and enhance our existing products. Product development expenditures, which include compensation, benefits, travel, payments to universities and other research institutions and facilities costs, are generally charged to operations as incurred. However, Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility up to the point the product is available for commercial release to customers. In accordance with SFAS No. 86, research and development costs of $264,000 and $257,000 were capitalized in the three-month periods ended March 31, 2008 and March 31, 2007, respectively. Eligible development costs of $602,000 and $340,000 were capitalized in the nine-month periods ended March 31, 2008 and March 31, 2007, respectively. All such capitalized costs are amortized to cost of product revenue over the estimated economic life of the related products, which ranges from three to five years.

The increase in research and development expenses in both the three- and nine-month periods ended March 31, 2008 was primarily a result of increases in compensation and facility related costs, an increase in personnel, and costs associated with funded outside research projects, partially offset by our capitalization of software development costs in accordance with SFAS No. 86.

Selling and Marketing

	Three Months			Three Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Selling and marketing	$5,976	$778	15%	$5,198
As a percentage of total revenue	38%			35%

	Nine Months			Nine Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

Selling and marketing	$16,792	$2,033	14%	$14,759
As a percentage of total revenue	36%			36%

We sell our products primarily through our direct sales force and indirect distribution channels. Selling and marketing expenses consist primarily of compensation paid to our sales staff, employee benefits costs, sales office facility rental and related costs, travel and promotional events such as trade shows, advertising, print and web-based collateral materials and public relations programs.

The increase in selling and marketing expenses in the three-month and nine-month periods ended March 31, 2008 was primarily a result employing a greater number of sales personnel (which increased personnel and facility related costs), travel expenses, and stock compensation expense.

General and Administrative

	Three Months			Three Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

General and administrative	$3,867	$386	11%	$3,481
As a percentage of total revenue	24%			24%

	Nine Months			Nine Months
	Ended			Ended
	March 31,	Increase		March 31,
	2008	$	%	2007
	(In thousands, except for percentage data)

General and administrative	$11,320	$853	8%	$10,467
As a percentage of total revenue	24%			26%

General and administrative expenses include legal, audit, tax consulting, regulatory compliance and insurance expenses and the compensation costs of our executive management, finance, information technology, human resources and administrative support groups.

The increase in general and administrative expenses for the three- and nine-month periods ended March 31, 2008 was primarily a result of an increase in personnel and facility related costs, share-based compensation expense, and outside service fees all of which was partially offset by a decrease in audit fees. As a result of our pending merger transaction, we incurred $297,000 of non-operating professional fees in the three and nine months ended March 31, 2008.

Interest Income, Net

Interest income, net, includes interest income earned on invested cash balances.

Our interest income, net, was $887,000 and $3.0 million in the three- and nine-month periods ended March 31, 2008, respectively, as compared to $788,000 and $2.4 million in same periods of the prior fiscal year. The increase in interest income in both periods is due to higher levels of cash on-hand.

Other Income (loss), Net

Other income (loss), net, includes realized and unrealized gains and losses arising from the remeasurement of our foreign currency denominated asset and liability balances recorded, especially in the U.S., Australia and Ireland, recognized gains and losses on our foreign currency hedging instruments, and other non-operating income and expense items.

Our other income was $151,000 and $149,000 in the three- and nine-month periods ended March 31, 2008, respectively, compared to other loss of $5,000 and other income of $15,000 in the same periods of the prior fiscal year. The changes in the three- and nine-month periods were not significant.

Provision for Income Tax

We are subject to income tax in numerous jurisdictions and at various rates worldwide, and the use of estimates is required in determining our provision for income taxes.

For the three- and nine-month periods ended March 31, 2008, we recorded a tax provision of $2.8 million and $4.1 million, on income from continuing operations before income tax of $2.9 million and $9.6 million, resulting in an effective income tax rate of 95% and 43%, respectively. For the three months ended March 31, 2008, the difference between the effective rate of 95% and the U.S. federal statutory rate of 34% was primarily due to a $1.8 million tax expense recorded in connection with our proposed settlement of our tax audit in Australia (see “Tax Audit Australia”). For the nine-month period ended March 31, 2008, the difference between the effective tax rate of 43% and the U.S. federal statutory income tax rate of 34% was primarily due to tax expense recorded in connection with the aforementioned proposed settlement, which was partially reduced by taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. and also reduced by the effect of a one-time tax benefit of $169,000 arising from the lapse of the applicable statute of limitations related to potential audits.

For the three- and nine-month periods ended March 31, 2007, we recorded tax provisions of $638,000 and $1.1 million, respectively, on income from continuing operations before tax of $3.4 million and $7.7 million, respectively, resulting in effective income tax rates of 19% and 14%, respectively. For the three months ended March 31, 2007, the difference between the effective tax rate of 19% and the U.S. federal statutory income tax rate of 34% was primarily due to taxes incurred in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the nine months ended March 31, 2007, the difference between the effective tax rate of 14% and the U.S. federal statutory income tax rate of 34% was primarily due to a one-time benefit of $562,000 occurring in the first quarter of fiscal 2007, which resulted from a revised estimate of our tax liabilities related to certain tax positions of one of our foreign subsidiaries and taxes payable in certain foreign jurisdictions at rates lower than those enacted in the U.S.

We currently estimate that our income tax rate for fiscal 2008 will be in the range of 39% to 40%. This estimated annual rate does not take into account any discrete items and is subject to change.

Valuation Allowance

We have established a valuation allowance against net deferred tax assets, consisting principally of net operating losses and foreign tax credit carryforwards and temporary differences in certain jurisdictions, including the United States, because we believe that it is more likely than not that the tax assets in those jurisdictions will not be realized prior to their expiration. At March 31, 2008, we had total deferred tax assets of $625,000, which were net of the tax asset valuation allowance of $3.6 million and deferred tax liabilities of $519,000. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income in the related tax jurisdictions. We believe that sufficient taxable income will be earned in the future to realize these assets.

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

As of March 31, 2008, we had $1.1 million of accrued interest and penalties, $845,000 of which are related to our settlement position with the Australian Tax Office (see “Tax Audit Australia” below). As of March 31, 2008, we have recognized $882,000 of interest and penalties in the condensed consolidated statement of operations.

Unrecognized tax benefits represent tax positions for which reserves have been established. As of the date of adoption, our unrecognized tax benefits totaled $1.7 million. As of March 31, 2008, our unrecognized tax benefits totaled $3.2 million, of which $2.1 million, if recognized, would favorably affect our effective tax rate in any future period. We have not identified an uncertain tax position under FIN 48 for which it is reasonably possible that the total amount of such uncertain tax benefits will increase or decrease as a result of a settlement within the next twelve months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, France, Japan, Germany, Ireland and the U.S. As a result, we file numerous consolidated and separate income tax returns in both domestic and international jurisdictions. Depending on the jurisdiction, our tax years 2002 through 2008 are still open to examination. With the exception of Australia, we are no longer subject to tax examinations for years before 2002 in our major jurisdictions.

Tax Audit Australia

In the first quarter of fiscal 2005, one of our Australian subsidiaries became subject to an audit by the Australian Tax Office (“ATO”). The amount of tax assessed to date by the ATO, including penalties and interest, is approximately A$7.9 million (currently valued at $7.2 million). Payments of A$3.9 million (currently valued at $3.6 million) have been made to date with respect to these assessed amounts. The A$7.9 million of assessed taxes represents our maximum potential exposure, but does not reflect the potential tax benefits of such payments, which might serve to mitigate the net expense that would be reflected in our results of operations.

In November 2005, we received a notice of assessment from the ATO related to its 2001 tax year, which assessed a tax due in an amount of A$1.8 million (currently valued at $1.6 million). Subsequently, we were issued penalty and interest charges totaling A$1.4 million (currently valued at $1.3 million) related to the tax assessment for the 2001 year. In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, we paid A$907,000 (currently valued at $829,000), approximately 50% of the income tax assessment for 2001, to the ATO in December 2005. In April 2006, we paid 50% of the penalty and interest charges totaling A$708,000 (currently valued at $647,000) related to the tax assessment for the 2001 year. The ATO has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalty charge for the 2001 tax year needs to be paid pending the resolution of the dispute.

In May 2006, we received a notice of assessment for tax, interest and penalties related to our 1994 and 1995 tax years totaling approximately A$4.5 million (currently valued at $4.1 million). In order to limit the interest that may accrue on these amounts from the date of assessment through the ultimate resolution of this matter, in June 2006, we paid approximately A$1.1 million (currently valued at $1.0 million) to the ATO, which represented 50% of the outstanding interest assessments for the 1994 and 1995 years and A$1.1 million (currently valued at $1.0 million), which represented 50% of the outstanding tax and penalty assessments for the 1994 and 1995 years. The tax authority has agreed to defer any action to recover the remaining assessed tax amount outstanding and that no portion of the remaining interest and penalties for 1994 and 1995 need to be paid pending the resolution of the dispute. All payments to the ATO were recorded as current assets.

While we believe that our positions on our tax returns have merit, since November 2007, we have undertaken settlement discussions with the ATO. During this time, various settlement offers have been proposed by both parties to the dispute. These settlement offers and settlement discussions have been conducted on a “without prejudice” basis to avoid impacting our ability to maintain our position or arguments in the event that the matter is disputed in court. The settlement offers to the ATO were based on our view that our position is correct and will ultimately be sustained. During the third fiscal quarter, negotiations with the ATO progressed to a point where we concluded that as of March 31, 2008, it is more likely than not that a mutually agreeable settlement could be reached with the ATO. Accordingly, under FIN 48, an accrual for $2.3 million has been recorded related to this potential settlement. This accrual was recorded as a reduction to the carrying value of the payments made to the ATO described above. After this reduction, the remaining balance of payments included as current assets on our condensed consolidated balance sheet was $1.1 million as of March 31, 2008. Of this reduction, $1.8 million was recorded as tax expense in the three-month period ended March 31, 2008 and $457,000 was recorded as a deferred tax asset, as it related to the timing of tax deductions. Negotiations are ongoing and any actual settlement with the ATO could result in a further accrual being recorded or the current accrual being reduced in future fiscal periods.

Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(In thousands)

Net cash provided by operating activities of continuing operations	$11,680	$8,912
Net cash used in operating activities of discontinued operations	(236)	(620)

Net cash provided by operating activities	$11,444	$8,292

Net cash provided by (used in) investing activities of continuing operations	$7,844	$(3,907)
Net cash used in investing activities of discontinued operations	—	(32)

Net cash provided by (used in) investing activities	$7,844	$(3,939)

Net cash provided (used in) by financing activities	$1,478	$(2,355)

Total effect of exchange rate changes on cash and cash equivalents	$491	$306

Net increase in cash and cash equivalents	$21,257	$2,304

Cash and cash equivalents, beginning of period	$59,482	$52,111
Cash and cash equivalents, end of period	$80,739	$54,415
Marketable securities, end of period	$9,841	$11,092
Cash, cash equivalents and marketable securities, end of period	$90,580	$65,507

Historically, we have financed our continuing operations and met our capital expenditure requirements primarily through funds generated from operations and borrowings from lending institutions. As of March 31, 2008, our primary sources of liquidity consisted of our total cash and cash equivalents balance of $80.7 million, our marketable securities balance of $9.8 million and our credit facilities. In February 2007, we renewed our primary $5.0 million unsecured working capital credit facility for a term of two years. The available borrowing base of the facility is subject to a calculation that is based upon eligible accounts receivable. Advances may be in the form of loans, letters of credit, foreign exchange contracts or other cash management lines. The facility includes restrictive covenants, all of which we were in compliance with at March 31, 2008. These covenants include liquidity and profitability measures and restrictions that limit our ability to merge, acquire or sell assets without prior approval from the bank. At March 31, 2008, we had employed $547,000 of available borrowings through outstanding foreign exchange contracts and letters of credit. The remaining available borrowings were $4.4 million. In addition to our primary working capital line of credit, we also utilize domestic and foreign banking institutions to provide liquidity to our subsidiaries. We also have relationships with other banking institutions in order to facilitate foreign currency and hedging transactions. As of March 31, 2008, we had no outstanding debt.

At March 31, 2008, our marketable securities consisted of corporate bonds with maturities from the date of purchase in excess of three months. Investments in marketable securities are made in accordance with our corporate investment policy. The primary objective of this policy is the preservation of capital. Investments are limited to high quality corporate debt, government securities, municipal debt securities, money market funds and similar instruments. The policy establishes maturity limits, liquidity requirements and concentration limits. At March 31, 2008, we were in compliance with this internal policy.

Net cash provided by operating activities of our continuing operations in the nine-month period ended March 31, 2008, was $11.7 million. Cash of $8.7 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense. Cash increased by $817,000 due to increases in accrued expenses and other liabilities as well as reductions in prepaid and other assets of $2.3 million. These increases were offset by the consumption of $1.5 million of cash due to increases in accounts receivable. In addition, our deferred revenue account balances, generated cash of $1.4 million as a result of the timing of renewals of maintenance contracts.

Operating activities of our continuing operations generated $8.9 million of cash in nine-month period ended March 31, 2007. Cash of $9.0 million was provided by our net income from continuing operations adjusted for certain non-cash charges and expenses, such as depreciation and amortization and share-based compensation expense. Cash increased by $1.7 million due to increases in accrued expenses and other liabilities. This increase was offset by the consumption of $3.4 million of cash due to increases in accounts receivable and consumption of $550,000 of cash due to decreases in accounts payable. In addition, our deferred revenue account balances, generated cash of $2.1 million as a result of the timing of renewals of maintenance contracts.

Investing activities of our continuing operations generated $7.8 million of cash in the nine-month period ended March 31, 2008. During this period net sales of marketable securities generated $3.3 million, and $6.6 million in proceeds were received related to the sale of the MS division. These items were partially offset by purchases of fixed assets of $1.5 million and $602,000 of capitalized software development costs.

Investing activities of our continuing operations consumed $3.9 million of cash in the nine-month period ended March 31, 2007. During this period, net purchases of marketable securities consumed $2.6 million. In addition purchases of fixed assets consumed $918,000 and capitalization of software development costs consumed $340,000.

Financing activities generated $1.5 million of cash in the nine-month period ended March 31, 2008, a result of $1.9 million of proceeds received from the exercise of stock options, partially offset by the payment of employee tax obligations of $383,000 resulting from the net exercise of stock based awards. Financing activities consumed $2.4 million of cash in the nine-month period ended March 31, 2007, a result of our repurchase of 403,900 shares of common stock for $5.4 million, offset by $2.7 million of cash received from the exercise of stock options.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS No. 161”). FAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the timing of adoption of FAS No. 161 and the impact that adoption might have on our financial position and our results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) changes the accounting for business combinations by requiring that an acquiring entity measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition-related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. FAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010 on July 1, 2009) with early adoption prohibited. Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed after July 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption of FAS No. 159 is allowed under certain circumstances. We are evaluating the timing of adoption of FAS No. 159 and the impact that adoption might have on our financial position and our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“FAS No. 157”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles in the U.S. (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, FASB Staff Position (“FSP”) No. FAS 157-1 amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“FAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13. The exclusion did not apply to assets acquired and liabilities assumed in a business combination regardless of whether those assets and liabilities are related to leases. In addition, in February 2008, FSP No. FAS 157-2 delayed the effective date of FAS No. 157, “Fair Value Measurements”, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the timing of adoption of FAS No. 157 and the impact the adoption might have on our financial position and our results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposure as described in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on 10-K for the fiscal year ended June 30, 2007.

Foreign Exchange and Interest Rate Risk

We collect amounts representing a substantial portion of our revenues and pay amounts representing a substantial portion of our operating expenses in foreign currencies. As a result, changes in currency exchange rates affect our operating results and our invested cash balances. At March 31, 2008, we had $12.1 million of cash and cash equivalents invested in foreign currency denominated accounts.

Our invested cash balances are subject to interest rate risk and, as a result, changes in interest rates from time to time may affect our operating results. We invest our excess cash balances in highly liquid, interest bearing instruments, including government and corporate bonds. At March 31, 2008, the fair value and principal amounts of our marketable securities portfolio amounted to $9.8 million, with a yield-to-maturity of 4%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Moldflow’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In compliance with the rules, we intend to continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 1A.  Risk Factors

The Company cautions investors that its future performance and results and, therefore, any forward-looking statements are subject to risks and uncertainties. Various factors may cause the Company’s future results to differ materially from those projected in any forward-looking statements. These factors were disclosed, but are not limited to, the items in the Company’s most recent Annual Report on Form 10-K, Part I, Item 1A. There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, except for the following risks associated with the Company’s pending merger with Autodesk:

•	The merger is subject to a number of contingencies, including the valid tender of a majority of outstanding shares, the receipt of required regulatory approvals and other customary closing conditions.

•	The merger closing may be delayed or it may not close at all.

•	The Company’s stock price may fluctuate prior to the completion of the merger due to market assessments regarding the expected timing of the merger and risks related to completion of the merger.

•	If the merger is not completed, the Company’s stock price will be subject to decline to the extent that the current trading price reflects a market assumption that the merger will be completed.

•	The Company could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger.

•	The announcement and pendency of the merger may affect our customer and supplier relationships, including the potential loss of customers or suppliers or delays or decreases in customer orders.

•	The Company’s sales cycle may lengthen due to uncertainty related to the proposed merger.

•	The Company’s management will be required to devote significant time and resources to the proposed merger, which time and resources otherwise could be focused on the Company’s business and operations.

•	The Company has and will continue to incur significant expenses related to the merger prior to its closing, which must be paid even if the merger is not completed.

•	Depending upon the circumstances, the Company may be obligated to pay Autodesk a termination fee of $7.5 million under the terms of the merger agreement with Autodesk.

•	The merger agreement with Autodesk also imposes restrictions on the Company’s ability to conduct its business prior to the completion of the merger, which could potentially leave the Company unable to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm its financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about purchases by the Company during the three-month period ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

				Maximum Number of
			Total Number of Shares	Shares that May
	Total Number	Average	Purchased as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs(1)

January 1 - January 31, 2008	—	—	—	1,000,000
February 1 - February 29, 2008	—	—	—	1,000,000
March 1 - March 31, 2008	—	—	—	1,000,000

	—		—	1,000,000

1)	On November 1, 2007, the Company’s Board of Directors extended the Company’s stock repurchase program to allow for the repurchase of up to one million additional shares of its outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

Exhibit
No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer.(1) (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer.(1) (Filed herewith.)

(1)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: May 6, 2008

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